Form 10-Q
period 1996-03-31
FIRST SOUTH AFRICA CORP LTD
filed 1996-05-30
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

__X__  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to



Commission file number 0-27494

FIRST SOUTH AFRICA CORP., LTD.
(Exact name of Registrant as Specified in Its Charter)

                     Bermuda                         Not Applicable



(State or Other Jurisdiction of            (IRS Employer
Identification No.)
 Incorporation or Organization)

Clarendon House, Church Street, Hamilton HM CX, Bermuda
(Address of Principal Executive Offices with Zip Code)

Registrant s Telephone Number, Including Area Code: 809-295-1422




Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes         No   X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING
THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all
documents and reports required to be
filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution
of securities under a plan confirmed by a court.  Yes          No


APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of May 14, 1996 was 4,142,500.




FIRST SOUTH AFRICA CORP., LTD.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 1995


PART 1.    FINANCIAL INFORMATION                         PAGE

Item 1.      First South Africa Corp., Ltd.
             Consolidated Balance Sheets - Unaudited     F1

             Consolidated Statements of Income for the
             three months ended March 31, 1996 and
             March 31, 1996 - Unaudited                  F2

             Consolidated Statement of Cash Flow since inception date to March 31, 1996 - UnauditedF3

             Statement of Changes in Stockholder s
             Investment for the period ended March 31, 1996F4

             Notes to the Combined Financial Statements  F5-F8


Item 2.      Management s Discussion and Analysis of
FinancialCondition
and Results of Operation                                 F9-F11


PART II.    OTHER INFORMATION

Item 5.      Subsequent Events                           F12

Item 6.      Exhibits and Reports on Form 8-K            F12


SIGNATURES                                               F13














FIRST SOUTH AFRICA CORP., LTD
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ACTUAL



                  March 31,


September 30,

                                         1996



        1995

                                              $



             $

ASSETS

Current assets

 Cash on hand
                                     8,149,68112,125

 Receivables
                                      3,172,595-

 Less:   Allowances for bad debts
                               (370,056)            -

                                              2,802,539-
 Inventories (net)
                                      2,102,146-
 Prepaid expenses and other current assets
                               148,628                   -
Total current assets
                                     13,202,99412,125

Property, plant and equipment
                                  3,817,970
- -

Less:   Accumulated depreciation
                               (1,201,293)           -

                                     2,616,677
- -

Goodwill
                                            43,475
- -
Investments and other assets
                                       96,154
- -


                                   15,959,300
12,125

LIABILITIES AND STOCKHOLDERS INVESTMENT

Current liabilities

 Current portion of long term debt
                                 112,261
- -

 Bank overdraft and factoring facility
                                 419,020
- -

 Trade accounts payable
                                 1,222,974
- -

 Other provisions and accruals
                               1,022,786
- -

 Income taxes payable
                                     352,160
           -
Total current liabilities
                                      3,129,201
- -

 Long term debt
                                    1,308,667
- -

 Loans from related companies
                                  16,146
- -

 Deferred Income taxes
                                    (57,413)           -

 Total liabilities
                                        4,396,601
- -

Stockholders Investment


 Common stock
                                     399,476
12,125

 Capital in excess of par
                                 10,496,996
- -

 Retained earnings
                                    1,962,558
- -

 Currency translation adjustment
                             (1,296,331)           -

                                   11,562,699
12,125


                                   15,959,300
12,125
See accompanying notes to the financial statements

FIRST SOUTH AFRICA CORP., LTD

CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
MARCH 31, 1996 AND 1995



                                              ACTUAL
     PRO FORMA Inception toThree months endedThree months ended
                  March 31,     March 31,       March 31,,
              1996 (two months)            1996          1995
                             $                $             $


Revenues             3,349,100        4,186,375     4,586,033
Operating expenses

Cost of sales        2,062,287        2,577,859     2,897,012
Selling, general and administrative
expense1,198,2101,455,5401,502,063
                     3,260,497        4,033,399     4,399,075

Operating  income       88,603          152,976       186,958
Other income            95,308          104,211        38,885
Interest expense       (78,927)        (100,652)     (115,419)
Income before income taxes104,984       156,535       110,424
Provision for taxes on income(7,715)    (16,715)        4,518
Net Income              97,269          139,820       114,942

Net profit per share
  0.08                                        0.12

0.10

Weighted average number
of shares outstanding1,251,243        1,209,349     1,209,349


CONSOLIDATED STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED
MARCH 31, 1996 AND 1995

                        ACTUALPRO FORMA
                      Inception toNine months endedNine months
ended
                     March 31,        March 31,     March 31,
             1996 (nine months)            1996          1995
                             $                $             $

Revenues             3,349,100       13,406,104    13,593,472
Operating expenses

Cost of sales        2,062,287        8,128,789     8,277,758
Selling, general and administrative
expenses1,242,1554,274,9434,362,714
                     3,304,442       12,403,732    12,640,472

Operating Income        44,658        1,002,372       953,000
Other income            98,809          269,292       164,028
Interest expense      (497,094)        (777,004)     (243,777)
(Loss)/income before income taxes(353,627)494,660     873,251
Provision for taxes on income(8,601)   (296,486)     (279,098)
Net (loss)/income     (362,228)         198,174       594,153

Net (loss)/profit per shares                                     (
0.29)                                        0.16

0.49

Weighted average number
of shares outstanding1,251,243        1,209,349     1,209,349
FIRST SOUTH AFRICA CORP., LTD

CONSOLIDATED STATEMENT OF CASH FLOWS SINCE INCEPTION DATE TO
MARCH 31, 1996
(UNAUDITED)



                                                      March 31,
                                                       1996
                                                          $
Cash flows from operating activities:

Net loss                                           (362,228)

Adjustments to reconcile net income to cash provided by operating activities:

 Depreciation                                       493,019

 Deferred income taxes                              (29,559)

 Effect of changes in assets and liabilities        314,860

Net cash used in operating activities               416,092

Cash flows from investing activities:

Net additions to fixed assets                       (86,179)

Purchase of investment and other assets            (414,264)

Net cash used in investing activities              (500,443)

Cash flows from financing activities:

Repayments of bank overdrafts                      (808,287)

Repayment of long term debt                        (366,503)

Borrowing of loans from related companies             3,294

Borrowings of short term debt                      (348,975)

Common stock issue                                9,689,795

Net cash provided by financing activities         8,169,324

Effect of exchange rate movements on cash            52,583

Net increase in cash on hand                      8,137,556

Cash on hand at beginning of year                    12,125

Cash on hand at end of year                       8,149,681


FIRST SOUTH AFRICA CORP., LTD

STATEMENT OF CHANGES IN STOCKHOLDER S INVESTMENT
FOR THE PERIOD ENDED MARCH 31, 1996

                              Capital           Currency
                   Common     Excess of RetainedTranslation
                    Stock       par  earnings Adjustment
                        $         $                    $$

Balance at September 30, 199512,125-          -        -

Acquisitions           385,4062,330,4652,324,786 (1,096,184)

Common stock issue 21,945 8,166,531          -         -

Net income                   -        -(362,228)          -

Translation adjustment  -         -          -  (200,147)

Balance at March 31, 1996399,46710,496,9961,962,558(1,296,331)
FIRST SOUTH AFRIC
A CORP., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1995

1.    Organization

First South Africa Corp., Ltd. (the Company), a Bermuda corporation, was organized in
September, 1995 to acquire, own and operate seasoned closely held companies in South Africa with annual sales in the range of approximately $5 million to $50 million.

On January 24, 1996, the Company completed an initial public offering (the Offering) whereby it sold 2,000,000 Units to the public at $5.00 per unit, realizing net proceeds of approximately
$8,175,000, of which a substantial portion has been allocated to future acquisitions. Concurrently with the closing of the Offering, the Company acquired through its South African subsidiary, First
South Africa Holdings, (Proprietary) Limited, (FSAH), three South African companies, (the
Acquisitions) namely; (I) Starpak (Proprietary) Limited, which is engaged in the manufacture of high quality plastic packaging machinery, (ii) L.S. Pressing (Proprietary) Limited, which is engaged in the manufacture of washers for use in the fastener industry, and
(iii) Europair Africa
(Proprietary)Limited, which is engaged in the manufacture and supply of air conditioning products.

On February 21, 1996, the underwriter of the Offering exercised its option to purchase up to an additional 200,000 Units at $5.00 a Unit and 100,000 shares of Common Stock sold by a selling stockholder. The net proceeds to the Company after deduction of underwriting discounts and commissions was $887,750.

2.    Basis of Presentation

The financial statements contained herein contain a presentation of the Company s position and operating results as of and for the two months since January 24, 1996 (the date of the offering) and the nine months ended March 31, 1996. These operating results reflect the consummation of the
IPO and the acquisitions. Also presented are the Pro Forma Income Statements for the three and nine months ended March 31, 1996 which reflect both the completion of the Company s IPO and the Acquisitions.

Management s Discussion and Analysis has been presented for the Company on a proforma consolidated basis.


3.     Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at March 31, 1996, and the results of operations and cash flows for the periods presented. Results for the interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Company s Registration Statement on Form
S -1, declared effective on January 24, 1996, (File No. 33-99180). (the Registration Statement).







FIRST SOUTH AFRICA CORP., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts have been eliminated in consolidation.

Federal  Income Taxes

The Company is domiciled in Bermuda, a country which does not levy corporate income taxes. All provisions for income taxes reflected in Statements of Operations reflect South African corporate income tax provisions for the Company s subsidiaries. The current South African corporate tax rate is 35%. South African income tax expense is based on reported earnings before income taxes.
Deferred income taxes represent the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred taxes are measured by applying currently enacted tax laws.

Foreign Currency Translation

The functional currency of the Company s operating subsidiaries is that of South African Rands.
Accordingly, the following rates of exchange have been used for translation purposes:

 Assets and liabilities are translated into United States
Dollars using the exchange rates at the
   balance sheet date.

 Common stock and capital in excess of par are translated using historical rates at date of issuance.

 Revenue, expenses, gains and losses are translated into United
States Dollars using the weighted
   average exchange rates for each year.

The resultant translation adjustments are reported in the component of shareholders investment designated as Foreign currency translation adjustment.

Foreign assets and liabilities

Transactions in foreign currencies arise as a result of inventory purchases from foreign countries.

Transactions in foreign currencies are accounted for at the rates ruling on transaction dates.
Exchange gains and losses are charged to the income statement during the period in which they are incurred. Foreign assets and liabilities of the group which are not denominated in South African
Rands are converted into South African Rands at the exchange rates ruling at the financial year end or at the rates of forward cover purchased. Forward cover is purchased to hedge the currency exposure on foreign liabilities.

4.    Stockholders Equity

The authorized capital stock of the Company consist of an aggregate of 23,000,000 shares of
Common Stock, par value $.01 per share (the Common Stock) ,
2,000,000 shares of Class B
Common Stock, par value $.01 per share (the Class B Common
Stock), and 5,000,000 shares of
Preferred Stock, par value $.01 per share.
As of March 31, 1996 there were 1,942,500 shares of Class B Common Stock outstanding and
2,200,000 shares of Common Stock.

FIRST SOUTH AFRICA CORP., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued).

In connection with the Offering the Company has issued a Unit Purchase Options to the underwriter to purchase up to 200,000 Units comprised of 200,000 shares of the Company s Common Stock and
200,000 Class A Warrants and 200,000 Class B Warrants. The Unit Purchase Options are exercisable during the two year period commencing three years from the date of this Prospectus at an exercise price of $6.00 per unit (120% of the initial public offering price) subject to adjustments in certain events.

Holders of the Common Stock have one vote per share on each matter submitted to a vote of the shareholders and a ratable right to the net assets of the Company upon liquidation. Holders of the
Common Stock do not have preemptive rights to purchase additional shares of Common Stock or other subscription rights. The Common Stock carries no conversion rights and is not subject to redemption or to any sinking fund provisions.

The Class B Common Stock and the Common Stock are substantially identical on a share-for-share basis, except that the holders of Class B Common Stock have five votes per share on each matter considered by shareholders and the holders of the Common Stock have one vote per share on each matter considered by shareholders, and except that the holders of each class will vote as a separate class with respect to any matter requiring class voting by The Companies Act 1981 of Bermuda.

Each share of Class B Common Stock is automatically converted into one share of Common Stock upon the death of the original holder thereof, or, the sale or transfer of such stock to the public.

As of February 29, 1996, and as a result of the Offering, there were 2,300,000 Class A Warrants and
Class B Warrants outstanding.
Each Class A Warrant entitles the registered holder to purchase one share of Common Stock and one Class B Warrant, at an exercise price of $6.50, until the fifth anniversary of the date of the Offering.

Each Class B Warrant entitles the registered holder to purchase one share of Common Stock at an exercise price of $8.75 per share at any time after issuance until the fifth anniversary of the date of the Offering.

5.    Inventory

Inventory consists of the following:

                March 31,September 30,
                     1996      1995
                        $         $

Merchandise       473,402         -

Finished goods  1,497,822         -

Work-in-progress  181,848         -

Raw materials     823,831         -
                2,976,903         -

Less: valuation allowance(874,757)    -

                2,102,146         -





FIRST SOUTH AFRICA CORP., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued).

6.    Pro Forma Financial Information

The pro forma consolidated statements of income for the three and nine months periods ended
March 31, 1996 have been adjusted to give effect to the offering and exercise of the underwriter s over allotment option.

The unaudited pro forma consolidated statements of income of the Company have been derived from the historical financial statements of Starpak, L.S. Pressings and Europair and do not purport to be indicative of the consolidated financial position or consolidated results of operations that would have occurred had the transactions been completed on July 1, 1994 or which may be expected to occur in the future.

The pro forma consolidated statements of income for the three and nine month periods ended
March 31, 1996 include Corporate office costs, which are incorporated under Selling, general and administrative costs, of $143,516 and $187,461, and Other income of $53,687 and $57,188 respectively. The comparatives for the three and nine month periods ended March 331, 1995 do no include these costs and income as the Company was only organized in September, 1995.

Earnings per common share is based on net profit for the period divided by the weighted average number of Common shares outstanding. For the two months since the Offering and the nine months ended March 31, 1996, the weighted average number of shares outstanding was 1,251,243. For the three and nine month periods ended March 31,1996 and 1995 the number of shares outstanding on proforma basis was 1,209,349.






























FIRST SOUTH AFRICA CORP., LTD

ITEM 2.  MANAGEMENT S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company was incorporated in September 1995 to acquire, own and operate closely held companies in South Africa with annual sales in the range of approximately $5 million to $50 million.
In this regard, the Company, through its South African subsidiary, FSAH, entered into an agreement to acquire three South African companies (collectively, the Acquisitions), namely (I) Starpak
(Proprietary) Limited, which is engaged in the manufacture of high-quality plastic packaging machinery, (ii) L.S. Pressings (Proprietary) Limited, which is engaged in the manufacture of washers for use in the fastener industry, and (iii) Europair Africa (Proprietary) Limited, which is engaged in the manufacture and supply of air conditioning products. These transaction were consummated simultaneously with the closing of the Company s initial public offering on January 24, 1996. Until that time the Company funded itself primarily through stockholders loans and capital contributions and the Bridge Financing of Notes and Warrants. The Company anticipates that it will derive revenues primarily through income generated from the operations of acquired operating companies in South Africa.

The average annual rate of inflation in South Africa since the period ended March 31, 1995 until March 31, 1996 was approximately 6.3%.

The average rate for the South African Rand against the U.S. dollar for the periods under discussion were as follows:

Three Months Ended      Three Months Ended      Nine Months Ended
    Nine Months Ended
March 31, 1995               March  31, 1996 March 31, 1995
March 31, 1996
$1 = R3.59                    $1 = R3.84$1= R3.58$1 = R3.72

Depreciation of         7.0%                           3.9%

Based on these figures, in evaluating the comparable sales and expense numbers for the companies in question for the three month and nine month periods ended March 31, 1996 versus the comparable periods in 1995; approximately 1% of the decrease in sales and expenses for the three month period ended
March 31, 1996 versus the comparable period in 1995 and approximately 2.4% of the increase in expenses for the nine month period ended March 31, 1996 versus the comparable period in 1995 is attributed to the net effect of the rate of inflation in South Africa.

Three Months Ended March 31, 1996 Compared to Three Months Ended
March 31, 1995

Pro forma sales for the three months ended March 31, 1996 were $4,186,375 versus $4,586,033 for the comparable period in 1995. This decrease reflects a drop in sales for all three operating subsidiaries. This can primarily be explained by the rapid increase in business experienced by the Company s in early 1995, as a result of the above average economic growth following the country s first democratic elections in April 1994. More specifically, Europair s business was negatively effected by an unseasonably cold summer in 1996. The Company s operating subsidiaries have traditionally had fluctuations in their sales when compared on a quarterly basis. The decline in sales for the quarter therefore does not necessarily reflect a trend and for a more indicative analysis, the comparable nine month numbers should be utilized.

Pro forma cost of goods sold for the three months ended March 31, 1995 were $2,577,859 or 61.6%
of sales versus $ 2,897,012 or 63.2%, for the comparable period in 1995.

Pro forma sales, general and administrative costs were $1,455,540 for the three months ended
March 31, 1995 or 34.8% of sales versus $1,502,063 for the comparable period in 1995 or 32.8% of sales. This percentage increase can primarily be attributed to the sales, general and administrative costs incurred by the Company s corporate office during the three months ended March 31, 1996 which were not incurred in the comparable period in 1995.
MANAGEMENT S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Pro forma interest expenses were $100,652 for the three months ended March 31, 1996 versus
$115,419 for the comparable period in 1995.

Pro forma other income for the three months ended March 31, 1996 was $104,211 versus $38,885
in the comparable period in 1995. This increase can be primarily attributed to the interest earned by the Company on its increased cash balances after completion of its Initial Public Offering in
January, 1996.

Pro forma net income for the three month period ended March 31, 1996, was $139,820 or $.12 a share as compared to a net profit of $114,492 or $.10 a share in the comparable period in 1995.

Nine Months Ended March 31, 1996 Compared to Nine Months Ended
March 31, 1995

Pro forma sales for the nine months ended March 31, 1996 were $13,406,104 versus $13,593,472 for the comparable period in 1995. This decrease of approximately 1.4% can primarily be explained by a decrease in the volume of sales.

Pro forma cost of goods sold for the nine months ended March 31, 1 996 were $8,128,789 or 60.6%
of sales versus $ 8,277,758 or 60.9%, for the comparable period in 1995.

Pro forma sales, general and administrative costs were $4,274,943 for the nine months ended March
31, 1996 or 31.9% of sales versus 4,362,714 for the comparable period in 1995 or 32.1% of sales.

Pro forma interest expenses were $777,004 for the nine months ended March 31, 1996 versus
$243,777 for the comparable period in 1995. This increase includes $418,167 related to the interest charged to the Company as a result of its Bridge Financing transaction, which took place in
November 1995. $227,500 of such interest is value attributed to the cost of Warrants issued as part of such financing , $169,000 of such interest is transaction cost incurred, with the remainder being interest paid to note holders. These are one time expenses and are not expected to reoccur.

Pro forma other income for the nine months ended March 31, 1996 was $269,102 versus $164,028 in the comparable period in 1995.

Pro forma net income for the nine month period ended March 31, 1996, was $198,174 or a profit of $.16 a share as compared to a net profit of $594,153 or $.49 a share in the comparable period in 1995. Assuming the Company did not incur a one time interest charge associated with its Bridge
Notes, net income would have been $616,341 or $.51 a share for the nine months ended March 31,
1996.

Liquidity and Capital Resources

The pro forma Consolidated Balance Sheet as at, March 31, 1996,, shows cash on hand of $8,149,681 of which $262,249 was held by the operating subsidiaries. The remainder reflects the net proceeds realized by the Company from the completion of its Offering on January 24, 1996 and the subsequent exercise of the underwriters over allotment option on February 21, 1996.









MANAGEMENT S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company s pro forma consolidated working capital as at, March
31, 1996, was $10,073,793.  As
at, March 31, 1996, the Company had a total of $1,308,667 in bank debt of which $112,261 was classified as current as well as $419,020 in current bank overdrafts payable and factoring facilities.

Cash flows provided by operating activities for the Company for the period since inception to March
31, 1996 totaled $416,092. Cash flows used in investing activities for the period since inception to March 31, 1996 totaled 500,443 primarily attributed to the purchase of investment and other assets.
Net cash provided by financing activities was $8,169,324 for the period since inception to March 31, 1996. This increase is primarily attributable to the net proceeds derived from the Company s Initial
Public Offering.







































PART II - OTHER INFORMATION

Item 5.SUBSEQUENT EVENTS

On April 24, 1996 the Company announced that Europair Refrigeration
(Pty) Ltd., a wholly owned
subsidiary of First South African Holdings, had acquired certain assets of Universal Refrigeration
Spares (Pty) Ltd.   The assets acquired include inventory, two
regional offices and a number of
distribution and agency agreements with leading international refrigeration manufacturers. The value of assets acquired was approximately $100,000. Universal Refrigeration generated approximately $1,000,000 in sales during its last complete fiscal year.

On April 29, 1996 the Company announced that its wholly owned subsidiary, L.S. Pressings (Pty)
Ltd., had acquired the business of Paper and Metal Industries (Pty) Ltd., a manufacturer of black cut washer for the fastener industry in South Africa. Total purchase consideration was approximately $400,000. Paper and Metal generated revenues of approximately $1,000,000 during its last fiscal year.

On May 2, 1996 the Company announced that its wholly owned subsidiary First South African
Holdings, (Pty) Ltd., had entered into a definitive agreement to acquire Piemans Pantry (Pty) Ltd., a manufacturer and distributor of fine quality meat, vegetarian and fruit pies. The terms of the acquisition call for an initial payment of approximately $4 million in cash and 331,579 shares of common stock. Two additional payments, the value of which are contingent upon future performance, shall be made over the next two years. Piemans generated annual revenues of approximately $18.2 million during its last fiscal year. The acquisition is anticipated to close on or before June 3, 1996.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

No Exhibits or reports on Form 8-K during the quarter.



























SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14 , 1996
                              FIRST SOUTH AFRICA., LTD.


                                  /s/  Clive Kabatznik

                              Clive Kabatznik
                              Chief Executive Officer, President
                              and Chief Financial Officer