Form 10-K
period 1996-06-30
FIRST SOUTH AFRICA CORP LTD
filed 1996-10-08
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

           For the fiscal year ended JUNE 30, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from ________ to ________

                         Commission file number 0-27494

                         FIRST SOUTH AFRICA CORP., LTD.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           BERMUDA                                          N/A
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

             CLARENDON HOUSE, CHURCH STREET, HAMILTON HM CX, BERMUDA
          ------------------------------------------------------------
             (Address of Principal Executive Offices with Zip Code)

       Registrant's telephone number, including area code (441) 295-1422

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered

                 NONE                                   NONE
               --------                               --------

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                ("Common Stock")

                           CLASS A REDEEMABLE WARRANTS
                          ----------------------------
                              ("Class A Warrants")

                           CLASS B REDEEMABLE WARRANTS
                          ----------------------------
                              ("Class B Warrants")

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X]     No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The   aggregate   market  value  of  the   Registrants   Common  Stock  held  by
non-affiliates of the Registrant as of September 5, 1996, was $15, 376,410.

As of September 5,1996 there were 2,300,000 shares of the Registrant's Common Stock outstanding and 1,842,500 shares of the Registrant's Class B Common Stock.

                                     PART 1

ITEM 1.    DESCRIPTION OF BUSINESS

           First South Africa Corp., Ltd., ("the Company") was organized to acquire, own and operate seasoned, closely held companies in South Africa with annual sales in the range of approximately $5 to $50 million. Since its initial public offering on January 24, 1996, the Company has acquired through its wholly owned subsidiary, First South African Holdings (Pty) Ltd.("FSAH"), six businesses based in South Africa ("the Acquisitions") that are as a group engaged in the following industry segments:

           1.  High quality plastic packaging machinery.
           2.  Metal washers used in the fastener industry.
           3.  Air conditioning and refrigeration machinery components.
           4.  Processed foods.

           Upon completion of its initial public offering the Company acquired Starpak (Pty) Limited, which is engaged in the manufacture of high quality plastic packaging machinery; L.S. Pressing (Pty) Limited, which is engaged in the manufacture of washers for the use in the fastener industry; and Europair Africa (Pty) Ltd., which is engaged in the manufacture and supply of air conditioning products. In April 1996, L.S. Pressings acquired Crowle Investments
(Pty) Limited,(trading as Paper & Metal Industries) a small manufacturer of rough washers for use in the fastener industry. In April 1996, Europair acquired the assets and business of Universal Refrigeration, an agent and supplier of refrigeration products. In June 1996, FSAH acquired Piemans Pantry (Pty) Limited, a manufacturer and distributor of high quality meat pies.

           FSAH acts as a vehicle for the management of the Company's business interest in South Africa. FSAH monitors the operational performance of its subsidiaries and seeks out prospective acquisition candidates in businesses that compliment or are otherwise related to the Company's existing acquisitions, and in other businesses that may be identified by the Company's management.

HISTORY

           The Company was founded in September 1995 in response to management's perception of a growing global interest in South Africa as an emerging market. The Company believes that the recent relaxation of trade and financial sanctions and the reintegration of South Africa into the world economic community may increase the opportunity for improved growth in the South African economy in general and more particularly in the industry segments in which the Company is engaged.

STRATEGY

           The Company intends to focus its efforts on businesses related to infrastructure development, and consumer goods that the Company believes are well situated to benefit from South Africa's on-going transformation into an active participant in the global market place. The Company's strategy is to expand and improve its current operations in the industry sectors in which its operating subsidiaries are currently engaged, and in other related industry sectors, by acquiring mid-size, closely-held, companies in South Africa that operate efficiently, profitably and have seasoned management. The Company believes that it can acquire these types of companies at lower multiples of earnings than comparable companies would command in the United States. The Company seeks to benefit from the combination of business factors that South Africa has to offer, which includes a skilled work force, effective and expanding infrastructure and increasing access to foreign markets. The Company may also consider investments in businesses that are located in other countries, or are engaged in other industries, and in South African companies, the securities of which are publicly traded, that meet the Company's price and quality requirements. The Company has and will continue to identify potential acquisition candidates through the industry contacts of management and the managements of its subsidiaries, as well as through other general business sources. To date, the Company has financed its acquisitions through a combination of cash, issuance of shares of stock of FSAH or the Company and debt financing. The Company anticipates that it will continue to follow similar financing strategies in its future acquisitions.

THE ACQUISITIONS

           The following is a brief description of the businesses in each of the Company's industry segments:

PLASTIC PACKAGING MACHINERY
STARPAK

           Starpak manufactures high quality plastic packaging machinery and does business under the name of Levy and Smith. Starpak's operations are located in Johannesburg with service offices in Durban and Cape Town. Machinery manufactured by Starpak is generally used by manufacturers to provide low cost and high quality packaging for a broad spectrum of consumer goods. Its machines are used in industries such as food, baking, beverages, cosmetics, pharmaceuticals, chemicals, motor oils, printing, hardware and general trade. Starpak markets its products directly and through independent sales agents. Over 90% of Starpak's sales are generated through its in-house sales force. During the last fiscal year no one customer accounted for more than 10% of Starpak's annual sales. Prior to such time, Albany Bakeries, which developed a new bread packaging product, and the Premier Group, which purchased a wide range of bakery packaging equipment, accounted for more than 10% of Starpak's annual sales in the previous two fiscal years.

           Starpak competes on the basis of quality. Starpak faces competition from major competitors whose machines are frequently less expensive, although Starpak believes that they are of lower quality than machines produced by Starpak. To the best of its knowledge, management estimates that the total market for shrink packaging machinery in South Africa in 1995 was approximately $10,000,000. Of this total market, Starpak has an estimated 48.3% share, with the remainder of the market being serviced by a number of small packaging machine manufacturing companies. In the past, Starpak has experienced a seasonal down-turn in its business during the period commencing mid-December and ending at the end of February. This down-turn appears to be due to the main summer holidays in South Africa that occur during such period. The most active period for receipt of orders has historically been from July to the beginning of December. As of August 31, 1996, Starpak's backlog of firm orders was approximately $1,225,000 . On August 31, 1995, Starpak's backlog of firm orders was approximately $1,000,000 .

           Although Starpak's principal suppliers are foreign companies, each principal supplier is represented locally in South Africa and to date, Starpak has not experienced material difficulties or delays in obtaining products or supplies. Almost all local suppliers are on thirty-day terms, while items purchased directly from overseas suppliers require irrevocable letters of credit. Motors, which comprise approximately 5% of the cost of the machines, are imported directly from non-African sources. Other products obtained by Starpak from its suppliers include electronic controllers, pneumatics, overloads, contractors, switches and Teflon tape.

FASTENER INDUSTRY
L.S. PRESSINGS

           L.S. Pressings and its subsidiary, Paper & Metal Industries, manufacture washers for supply to distributors of nuts and bolts who in turn distribute L. S. Pressing products to end users in various industries and markets. L.S. Pressings' operations are located in Johannesburg. L.S Pressings manufactures a full range of washers to metric, capital imperial as well as U.S. specifications. In addition, it manufactures special size washers to suit customers specific requirements. Washers are manufactured from mild steel, black (heat tempered) steel, copper, brass, fiber and various plastics. Washers are used in numerous industries, including automotive, electrical, furniture and construction industries. They are also used for sealing purposes, water piping and as a non-conductive element. L.S. Pressings has no sales representatives with orders being placed directly by customers. Substantially all of the customers are distributors who resell the washers to end users. During the last three fiscal year no one customer accounted for more than 10% of L.S. Pressings' annual sales.

           L.S. Pressings believes that it is the single largest supplier of washers in the South African market, although a number of competitors compete with L.S. Pressings in particular niches. L.S. Pressings' strongest competition is from importers of standard size washers manufactured in Taiwan. However, importers of Taiwanese washers generally do not offer a "one-stop" source of supply and L.S. Pressings believes it competes successfully with respect to pricing. As a result, the importers have not had a substantial impact on L.S. Pressings' sales although there can be no assurance that this will remain the case. L.S. Pressings believes that no other South African manufacturer of washers offers a comparable range of products. L.S. Pressings typically manufactures to order and delivers within approximately 10 days of order. Backlog numbers are therefore not significant for L.S. Pressings and tend to vary widely. However, as of August 31, 1996, L.S. Pressings' firm order backlog was $65,000 as compared with $90,000 on August 31, 1995.

           All of L.S. Pressings' suppliers are local companies. In the last year there has been a shortage of scrap metal in South Africa, although L.S. Pressings has had no material problems obtaining scrap required for its operations. Spring washers, which comprise approximately 10% of L.S. Pressings' annual sales, are manufactured using a different process to that adopted by L.S. Pressings. As a result, L.S. Pressings purchases spring washers from locally-represented suppliers. Apart from the month of December when its factories are closed, there is no particular seasonality to these businesses.

AIR CONDITIONING AND REFRIGERATION
EUROPAIR

           Europair manufactures and supplies products, parts and accessories to the heating, ventilation and air conditioning industry ("HVAC") in South Africa. Europair's operations are located in Johannesburg with branch offices in Durban, Cape Town, Port Elizabeth, East London, Nelspruit and Pietersburg. Europair seeks to provide a single source of components and accessories for original equipment manufacturers, contractors and duct shops in South Africa and neighboring countries. Its products include grilles, flexible ducting, flanging, insulation, humidifiers, fire dampers and other accessory products for the air conditioning industry. Europair markets its products primarily through its sales personnel directly to air conditioning and building contractors as well as to other agents. During the last three fiscal years no one customer accounted for more than 10% of Europair's annual sales.

           Europair believes it is unique in South Africa in its increasing capacity as a full-range supplier to the HVAC industry and believes it does not currently compete directly with any supplier that offers as comprehensive a range of products. Europair does, however, have a number of competitors in each of its product groups. Increasingly, the threat of competition is presented by less expensive imports, although such imports are sometimes lower quality and the importers are generally unable to stock a broad range of products. As Europair is in the air conditioning and refrigeration business it experiences a seasonality that corresponds with the summer months in the Southern hemisphere. Typically, sales are higher in the months of October through February. As of August 31, 1996 Europair's firm order backlog was $93,562 as compared with $56,557 on August 31, 1995.

           Europair relies on local suppliers to provide it with aluminum extrusions, aluminum foil, fiberglass and other insulation material, fire dampers, steel and wire in the manufacturing of Europair's products and for inclusion in other products sold by Europair. The principal foreign suppliers of Europair provide it with humidifiers, glue, air valves, vinyl, polyester, access doors and fans. Ordinarily, Europair does not experience material difficulty in procuring the raw materials required for its production processes. Aluminum prices are, however, commodity driven and change frequently. The Durban factory experienced a substantial inventory shortage with respect to its aluminum requirements in October and November 1994 due to a countrywide shortage of aluminum. In response to such shortage Europair has accumulated and maintains a substantial stockpile of aluminum.

UNIVERSAL REFRIGERATION

           Universal Refrigeration has been renamed Europair Refrigeration, it is a wholly owned subsidiary of Europair engaged as an agent in the distribution and supply of various refrigeration related products. Its sales are generated through Europair's existing national sales network.

PROCESSED FOODS
PIEMANS PANTRY

           Piemans Pantry manufactures, sells and distributes quality meat, vegetarian and fruit pies, both in the baked and frozen, unbaked form. The business manufactures, markets and distributes from its headquarters in Krugerdorp, Gauteng and has a regional sales office in KwaZulu-Natal. The company strives to emphasize the highest standards of quality control and consistency of product. It's major customers are independent retail baker shops, pie shop franchises, in-store bakeries, national bread bakery groups, institutional cafeterias and convenience stores. The company's sales are conducted through its own employees, as well as through distributors/agents. Approximately 71% of the company's sales are internally generated with the remainder through agents. During the last fiscal year the Spar Group (a cooperative of independent supermarkets) accounted for 17% of the company's sales, while the London Pie Company (a pie store franchise chain) contributed 10% of the company's sales. In the previous two fiscal years, no company accounted for more than 10% of Piemans' sales.

           Piemans competes on the basis of quality. It faces competition from a number of manufacturers, primarily those supplying to the lower end of the market. Piemans believes that it has only one significant competitor and that its market share is currently around 20%. Piemans business is slightly stronger in the months of July through October as well as in December. However, these increases are not significant to make this a seasonal business. Piemans Pantry manufactures to order on a daily basis. Backlog is therefore not counted, nor is it relevant in the analysis of Piemans' business.

           Piemans' principal suppliers for its pastry and filling ingredients are both local and foreign companies. All suppliers except one have immediate alternative sources. The company selects its suppliers on the basis of quality and price and to date it has no difficulty in obtaining sufficient supplies.

REGULATION

           The Company's South African business operation will be subject to a number of laws and regulations governing the use and disposition of hazardous substances, air and water pollution and other activities that effect the environment. The Company's management believes that each of its subsidiaries is in substantial compliance with applicable South African law and the regulations promulgated under such law and that no violation of any such law or regulation by any such company has occurred which would have a material adverse effect on the financial condition of the Company.

EMPLOYEES

           As of June 30, 1996, in addition to its President who devotes substantially all of his business time to the Company, the Company had only one full-time salaried employee. "See Management - Employment Agreements". As of such date, FSAH had no full-time salaried employees. The Company intends to add employees as necessary to meet management and other requirements from time to time. On July 1, 1996 FSAH entered into an employment agreement with Cornelius
J. Roodt to act as its Managing Director. -"See Employment Contracts". As of June 30, 1996, the Company's operating subsidiaries employed 780 people.

ITEM 2.    PROPERTIES

           The Company's principal executive offices are located at Clarendon House, Church Street, Hamilton, HM CX, Bermuda. The Company's U.S. subsidiary, First South African Management Corp.,(FSAM), a Delaware corporation incorporated in September 1995, has its principal executive offices at 2665 South Bayshore Drive, Suite 702, Coconut Grove, Florida 33133. FSAM offices consist of approximately 2,000 square feet of office space in an office section of Coconut Grove, Florida which FSAM occupies on a three year lease agreement with a monthly rental of $2,400. FSAH's principal executive offices are located in the facilities of Europair in South Africa.

           Starpak and L.S. Pressings operate out of a facility made up of adjacent buildings owned by Levy & Smith Properties (Proprietary) Limited, a wholly owned subsidiary of Starpak. The facility has a total lot size of approximately 30,000 square feet. The facility has three floors at 85% coverage equal to a total of 76,500 square feet. The Company anticipates that it will require additional space and is considering the rental of additional space at a nearby location. Starpak also has branches in Durban and Cape Town, South Africa.

           Europair operates from premises and facilities that it owns in Gauteng and from leased premises in KwaZulu-Natal, Western Cape and the Eastern Cape. The Company has granted Mr. Bruce Thomas (the Chief Executive Officer of Europair) the option to acquire Europair's premises for $890,868 and to enter into a ten year lease with Europair with respect to such premises for an initial rental rate of $110,111 per annum. Europair believes this property is well suited to Europair's operations and can accommodate relatively large increases in manufacturing and storage. The original purchase of such property was financed by a loan from United Bank, secured by a bond and mortgage on the property. The outstanding liability with respect to such loan, as of June 30, 1996, was $477,126. Europair's leased properties are located in Durban, Cape Town and Port Elizabeth.

           Piemans operates from premises and facilities that it owns in Krugersdorp. The facility has two floors with a total size of 38,000 square feet. In addition, Piemans rents a retail facility in Krugersdorp, as well as an office space in KwaZulu-Natal.

           Paper & Metal Industries rents two adjacent industrial properties in Germiston, Gauteng. The total size of the facility is 8,975 Square feet. Paper & Metal have a two year lease at approximately $34,744 per annum.

ITEM 3.    LEGAL PROCEEDINGS

           Neither the Company and its subsidiaries, nor any of Starpak, L.S. Pressings or Europair, are subject to any material legal proceedings.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           On January 24, 1996 , the Company's Common stock and Units were listed for quotation on the SmallCap Market on the Nasdaq System under the symbols FSACF and FSAUF, respectively. The following table sets forth, for the periods indicated the high and low bid prices for the Common Stock and Units as reported by Nasdaq. Quotations reflect prices between dealers, without retail mark-up, mark down or commissions and may not necessarily represent actual transactions.

                                    High          Bid
                                    ----          ---
Common Stock
------------
1996
3rd Quarter                       $4.75           $2.88
4th Quarter                       $6.00           $3.00

1997
1st Quarter
(through October 7, 1996)         $6.00           $5.625

                                    High          Bid
                                    ----          ---
Units
-----
1996
3rd Quarter                       $6.50           $5.38
4th Quarter                       $10.00          $5.25

1997
1st Quarter
(through October 7, 1996)         $11.00          $9.375

           The Company has not declared or paid any dividends on the Common Stock and does not intend to declare or pay any dividends on the Common Stock in the foreseeable future. The Company currently intends to reinvest earnings in the development and expansion of its business. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon earnings, capital requirements and the financial position of the Company, general economic conditions and other relevant factors.

           As of August 7, 1996, there were approximately 1,429 shareholders, both of record and beneficial, of the Company's Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

SELECTED HISTORICAL AND PRO FORMA
CONDENSED COMBINED FINANCIAL DATA

         The following selected financial data for Starpak and L.S. Pressings, the Company's predecessor, as of and for the periods presented have been derived from the combined audited financial statements of Starpak and L.S. Pressings. The unaudited financial data, in the opinion of management, contain all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of such data. The result of the interim periods are not necessarily indicative of the results of a full year. All of the financial data set forth below should be read in conjunction with the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                           SELECTED FINANCIAL INFORMATION
                                               PREDECESSOR COMPANY (1)                              THE COMPANY
                                               -----------------------                              -----------
                                                                                    MARCH 1, 1995
                                                                                     TO JUNE 30,   JULY 1, 1995
                                           YEARS ENDED FEBRUARY 28,                     1995      TO JUNE 30, 1996
                                 ------------------------------------------------     ---------      ----------
                                    1992         1993         1994         1995
STATEMENT OF OPERATIONS DATA         $            $            $            $             $               $
                                 ---------    ---------     ---------   ---------     ---------      ----------
Net sales.....................   5,374,147    6,256,667     6,851,457   8,826,856     3,297,507     14,911,097
Total operating expenses......   4,744,035    5,818,092     6,414,144   8,179,083       292,806     19,833,942(3)
Operating income..............     630,112      438,575       437,313     647,773       334,701     (4,922,845)
Interest paid.................     219,424      223,314       180,960     152,163        18,801        856,733(4)
Net income before tax.........     361,678      269,251       321,319     536,440       359,045     (5,248,942)
Net Income after tax..........     271,036      138,839       207,916     313,882       213,829     (5,737,560)


                                              PREDECESSOR  COMPANY (1)              THE COMPANY
                                                     FEBRUARY 28,                     JUNE 30,
                                    -------------------------------------------       --------
                                    1992         1993         1994         1995         1996
                                    ----         ----         ----         ----         ----
BALANCE SHEET DATA                   $            $            $            $            $
                                 ---------    ---------     ---------   ---------    ----------
Total assets..................   4,446,132    3,976,769     3,976,974   5,161,709    23,604,994
Long term liabilities.........   1,562,095    1,140,244     1,112,391   1,123,665     2,361,372
Net working capital...........   1,305,961    1,177,250     1,194,931   1,366,602     4,624,417
Stockholders' equity..........   2,280,434    1,527,356     1,580,826   1,828,656    12,792,376

-----------

(1) Represents the combined results for Starpak and L.S. Pressings, which are deemed to be the predecessor of the Company due to the common ownership and control of such entities. The Company's fiscal year end is June 30.

(2)      No dividends were declared or paid during the periods presented.

(3) Includes a one time non-cash escrow shares charge of $6,314,000 related to the release of 1.1 million shares under the terms of an Earnout Escrow Agreement between the Company, certain shareholders and the Underwriter of the Company's Initial Public Offering.

(4) Includes a non-cash charge of $396,000 relating to costs incurred in connection with a November 1995 Bridge Note Financing.

                         PRO FORMA FINANCIAL INFORMATION

           Pro forma adjustments have been made to the consolidated statements of income for the year ended June 30, 1996 to reflect the acquisitions of the combined Starpak and L.S. Pressings operations, Europair and of the Piemans Pantry operations as if these acquisitions had occurred on July 1, 1994.

           The Starpak and L.S Pressings transactions were accounted for as predecessor to the Company, and the Europair transaction as a purchase for financial reporting purposes.

           The unaudited pro forma combined financial statements of the Company have been derived from the historical financial statements of Starpak, L.S. Pressings, Europair and Piemans Pantry. The pro forma combined statement of operations and balance sheet data set forth below do not purport to be indicative of the combined financial position or combined results of operations that would have occurred had the transactions been completed on July 1, 1994 or which may be expected to occur in the future.


                   PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
               FOR THE YEARS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                                   (UNAUDITED)



                                                        PROFORMA (UNAUDITED)
                                                    YEAR ENDED      YEAR ENDED
                                                      JUNE 30,        JUNE 30,
                                                       1996            1995
                                                         $               $
                                                    -----------     -----------

Revenues                                             36,907,198      33,062,715
                                                    -----------     -----------

Operating expenses
   Cost of sales                                     19,555,997      17,983,400
   Selling, general and administrative costs         13,670,868      12,110,748
   Non-cash escrow share charge                       6,314,000            --
                                                    -----------     -----------
                                                     39,540,865      30,094,148
                                                    -----------     -----------
OPERATING (LOSS)/INCOME                              (2,633,667)      2,968,567

Other income                                            832,519         466,356
Interest expense                                     (1,428,617)       (768,413)
                                                    -----------     -----------
(Loss)/income before income taxes                    (3,229,765)      2,666,510
Provision for taxes on income                        (1,293,084)       (944,383)
                                                    -----------     -----------
Net (loss)/income                                    (4,522,849)      1,722,127
                                                    ===========     ===========

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

           The Company was incorporated in September 1995 to acquire, own and operate closely held companies in South Africa with annual sales in the range of approximately $5 million to $50 million. In this regard, the Company, through its South African subsidiary, FSAH, has acquired six South African companies (collectively, the "Acquisitions" engaged in the following industry segments (i) the manufacture of high-quality plastic packaging machinery through Starpak,
(ii) the manufacture of washers for use in the fastener industry through L.S. Pressings and its subsidiary Paper and Metal Industries, (iii) the manufacture and supply of air conditioning and refrigeration products through Europair and its subsidiary Europair Refrigeration, and (iv) the manufacture and distribution of processed food products through Piemans Pantry. See "Business" and "Certain Transactions." The Company has funded itself since inception primarily through stockholders' loans and capital contributions and the Bridge Financing of Notes and Warrants and the proceeds of its Initial Public Offering completed in January 1996. The Company anticipates that it will derive revenues primarily through income generated from the operations of acquired operating companies in South Africa.

           The annual rate of inflation in South Africa for the periods set forth below was as follows:


                         FISCAL YEAR 1995        FISCAL YEAR 1996
                               10.0%                   6.9%

         The average rate for the South African Rand against the U.S. dollar for the periods under discussion were as follows:


                         FISCAL YEAR 1995        FISCAL YEAR 1996
                             $1 = R3.53             $1 = R3.85
           Depreciation of                             9.06%


Results of Operations

           This discussion should be read in conjunction with the Selected Historical and Pro Forma Combined Financial Data and the financial statements and notes thereto appearing elsewhere in this document. In this discussion, "Pro Forma" includes all the combined results for the Company's acquisitions that have been consummated since the Company's Initial Public Offering in January, The "Pro Forma" results may not be representative of the actual results that would have been achieved had such events actually occurred at the beginning of the periods indicated.

           The Company's Consolidated Balance Sheet and Statement of Income reflect the twelve month period ending June 30, 1996. The Statement of Income includes the operations of L.S. Pressings (Pty) Limited and Starpak (Pty) Limited for the full twelve month period, the operations of Europair (Pty)

Limited from January 24, 1996 and the operation of Piemans Pantry (Pty) Limited from June 3, 1996. Starpak and L.S. Pressings are deemed capital predecessors of the Company, while the operations of Europair and Piemans Pantry have been accounted for upon consumation of their acqusition.

           Due to the lack of comparative prior financial periods, and in order to provide a meaningful reference point in the Management's Discussion and Analysis, comparative twelve month pro forma results have been added for the twelve-month periods ended June 30, 1996 and 1995 respectively. These pro forma results include the results for all of the Company's acquisitions, including those made after January 24, 1996. Attention is drawn to the Management's Discussion and Analysis for the Pro Forma periods mentioned above. This section provides the most meaningful analysis of the Company's performance on a broader time scale.


                                                       PROFORMA (UNAUDITED)
                                                   Year Ended       Year ended
                                                  June 30, 1996   June 30, 1995

Costs of sales ......................................   53.0%          53.4%
Gross profit ........................................   47.0%          46.6%
Selling, general and administrative
   expenses .........................................   37.0%          36.0%
Interest expense ....................................    3.9%           2.3%
Operating income (pre non cash escrow
   charge) ..........................................   10.0%           9.0%
Other income (net of other expenses) ................    2.3%           1.4%
Income before income taxes( pre non
   cash escrow charge) ..............................    8.4%           8.1%
Income before income taxes ..........................   (8.7%)          8.1%


Pro Forma Twelve Months Ended June 30, 1996
Compared to Pro Forma Twelve Months Ended June 30, 1995

           Proforma sales for the 12 months ended June 30, 1996 increased 11.6% to $36,907,198 from $33,062,715 for the period ended June 30, 1995. The increase included a 2.0% decrease in the combined sales of L.S. Pressings, and of Starpak, a 3.9% increase in the sales of Europair Africa and a 26% increase in the sales of Piemans Pantry. The decrease in sales of L.S. Pressings and Starpak as well as the relatively slow growth of Europair Africa can be primarily attributed to the above average macro-economic growth South Africa experienced following the April 1994 elections. In the 12 months leading up to the first South African national elections the country faced tremendous uncertainty. Corporate capital expenditures were frozen pending the results of the election. Upon the peaceful conclusion of the election, business confidence was boosted and spending on capital goods resumed at an above average pace, resulting in increased volume sales for all three companies. Capital spending rates have decreased in fiscal 1996 as opposed to the above average rates following the April 1994 elections. In contrast Piemans Pantry's rapid growth continued to be fueled by an overall increase in the South African meat pie market.

           Proforma cost of goods sold were $19,555,997 and $17,983,400 for the twelve months ended June 30, 1996 and 1995 respectively. This represented 53% of sales for the twelve months ended June 30, 1996 versus 54.4 % for the corresponding period in 1995. This decrease can be primarily explained by improved productivity at Piemans Pantry due to increased automation.

           Proforma sales, general and administrative costs increased to $13,670,868 from $12,110,748 for the twelve months ended June 30, 1996 and 1995, respectively. This represented 37.0% of sales for the twelve months ended June 30, 1996 versus 36.6% for the corresponding period a year earlier. During the period in fiscal 1996, the Company's net corporate expenses accounted for approximately .6% of this increase.

           Proforma interest expenses increased to $1,428,617 during the twelve months ended June 30, 1996 from $768,413 for the twelve months ended June 30, 1995. Most of this increase can be attributed to a non-cash charge of $396,000 that the Company took in connection with its November 1995 private placement of Bridge Notes. In addition, long-term debt increased as a result of debt utilized as part of the Company's acquisition financing as well as increased investment in fixed assets which was facilitated through the utilization of long-term debt facilities.

           Proforma other income was $832,519 and $466,356 for the twelve months ended June 30, 1996 and 1995, respectively, primarily as a result of interest earned on greater net positive cash balances for the year ended June 30, 1996, as opposed to the corresponding period in 1995.

           The Company recorded a non-cash escrow share charge of $6,314,000 for the year ended June 30, 1996. This charge relates to the release of 1,100,000 shares pursuant to an Earnout Escrow Agreement that the Company entered into on October 30, 1995, as amended. Under the terms of this agreement, 1,100,000 shares were deposited in escrow subject to the Company achieving certain pre tax Pro Forma earnings results as set forth in such agreement, as amended. It is management's belief that the Pro Forma results for June 30, 1996 have met the earnout requirements of this agreement, as amended, and as a result the Company has taken this one time non-cash charge which is calculated by multiplying 1,100,000 shares by the current bid price of the Company's Common Stock. The $6,314,000 charge has been reflected as additional Capital in Excess of Par in the June 30, 1996 Balance Sheets. Management expects the release of such 1,100,000 shares from the earnout escrow during the second quarter of the Company's current fiscal year.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS - PREDECESSOR COMPANY.

           The annual rate of inflation in South Africa for the period set forth below was as follows:


        1993               1994                1995
        ----               ----                ----
       13.9%               9.7%             8.6% (est.)

           The average rate for the South African Rand against the U.S. dollar for the periods under discussion were as follows:


                   FISCAL YEAR 1993      FISCAL YEAR 1994   FISCAL YEAR 1995
                      $1 = R2.90            $1 = R3.32         $1 = R3.53
          Depreciation of                     14.48%              6.3%

           Based on these figures, in evaluating the comparable sales and expense numbers for the companies in question for the period ended February 28, 1995 versus the period ended February 28, 1994, approximately 3.5% of the increase in sales and expenses can be attributed to the net effect of the rate of inflation of South Africa. The calendar year figures are provided with the fiscal year figures as set forth above to provide an effective comparison of inflation figures for the periods in question.

Results of Operations

           This discussion should be read in conjunction with the Selected Historical and Pro Forma Combined Financial Data and the financial statements and notes thereto appearing elsewhere in this Prospectus. In this discussion, "Historical" reflects the combined historical financial data of Starpak and L.S. Pressings. Prior to the Company's Initial Public Offering, such entities were each principally owned by FSA Stock Trust, a principal stockholder of the Company, and are therefore treated as the Company's predecessor. "Pro Forma" assumes the consummation of this Offering and the acquisition of Europair.

COMBINED RESULTS FOR STARPAK AND L.S. PRESSINGS

                                                                     PERIOD FROM
                                                                  MARCH 1. 1995 TO
AS PERCENTAGE OF SALES                      JUNE 30, 1995     1995     1994       1993
----------------------                      -------------     ----     ----       ----
                                                            FISCAL YEAR ENDED FEBRUARY 28,
                                                            ------------------------------
Costs of sales ................................  57.0%       57.3%     65.9%     66.0%
Gross profit ..................................  43.0%       42.7%     34.1%     34.0%
Selling, general and administrative expenses ..  32.8%       35.4%     27.7%     27.0%
Interest expense ..............................    .05%       1.7%      2.6%      3.6%
Operating income ..............................  10.1%        7.3%      6.4%      7.0%
Other income (net of other expenses) ..........   1.3%        0.5%      0.9%      0.9%
Income before income taxes ....................  10.9%        6.1%      4.7%      4.3%

Twelve Months Ended February 28, 1995 Compared to Twelve Months Ended February 28, 1994

           Historical sales for the twelve months ended February 28, 1995 increased 28.8% to $8,826,856 from $6,851,457 for the period ended February 28, 1994. As adjusted for inflation, historical sales volume increased approximately 25%. The increase included a 48% increase in sales of L.S. Pressings (or approximately 45% volume increase) and a .05% decrease (a 3% volume increase adjusting for inflation) in the sales of Starpak. The overall growth in the volume of sales of the companies can be primarily attributable to the improvement in macro-economic conditions in South Africa following the April 1994 elections, as described above.

           The Historical cost of goods sold were $5,058,749 and $4,513,384 for the twelve months ended February 28, 1995 and 1994, respectively. This represented 57.3% of sales for the twelve months ended February 28, 1995 versus 65.9% for the corresponding period a year earlier. Decreases in cost of goods sold were experienced in both Starpak and L.S. Pressings and can be attributed primarily to more efficient production that resulted from the increase in revenues, as both companies have relatively fixed manufacturing overhead costs. In addition, labor costs as a percentage of sales were reduced, as there were a number of work stoppages in support of political causes prior to the elections which negatively impacted on the cost of sales for the year ended February 28, 1994.

           Historical sales, general and administrative costs increased 64% to $3,120,334 from $1,900,760 for the twelve months ended February 28, 1995 and 1994, respectively. This represented 35.4% of sales for the twelve months ended February 28, 1995 versus 27.7% for the corresponding period a year earlier. These increases were experienced in both companies and can be attributed primarily to increased expenditures in administrative personnel as well as an increase of $213,280 in management profit sharing bonuses which resulted from an increase in operating profits.

           Historical interest expenses declined to $152,163 during the twelve months ended February 28, 1995 from $180,960 for the twelve months ended February 28, 1994. This decrease can be attributed primarily to a decline in the average level of borrowings during the year. However, in order to support expansion, the companies increased their investment in fixed assets during the last quarter of the fiscal year. As a result, despite the lower average level of borrowings during the year, the aggregate interest-bearing debt at February 28, 1995 was $1,180,000 while the corresponding balance at February 28, 1994 was $1,070,000.

           Historical other income was $40,830 and $64,966 for the twelve months ended February 28, 1995 and 1994, respectively. The decrease can be attributed primarily to a decline in other income earned by Starpak due to the release of bad debt provisions in 1994, as well as a loss on the disposal of fixed assets.

           During fiscal 1995 the South African tax authorities lowered corporate income taxes from 40% to 35%. This has resulted in a 5% increase in net income for the Company for the year ended February 28, 1995 as compared to the corresponding period in 1994.

Twelve Months Ended February 28, 1994 compared to Twelve Months Ended February 28, 1993.

           Historical sales for the twelve months ended February 28, 1994 increased 9.5% to $6,851,457 from $6,256,667 for the period ended February 28, 1994. The increase included a 3.7% increase in volume sales of L.S. Pressings, and a 9.3% increase in the volume sales of Starpak.

           Historical cost of goods sold were $4,513,384 and $4,128,047 for the twelve months ended February 28, 1994 and 1993, respectively. This represented 65.9% of sales for the twelve months ended February 28, 1994 versus 66.0% for the corresponding period in the prior year.

           Historical sales, general and administrative costs increased to $1,900,760 from $1,690,045 for the twelve months ended February 28, 1994 and 1993, respectively. This represented 27.7% of sales for the twelve months ended February 28, 1994 versus 27.0% for the corresponding period in the prior year.

           Historical interest expenses declined to $180,960 during the twelve months ended February 28, 1994 from $223,314 for the twelve months ended February 28, 1993. This decrease can be attributed primarily to a decline in the level of borrowings. The reduction in interest expense for the fiscal year ended February 28, 1994 relative to fiscal year ended February 28, 1993 was due principally to a reduction in interest rates, as the prime borrowing rate was reduced from 20.25% at February 28, 1993 to 15.25% at February 28, 1994.

           Historical other income was $64,996 and $53,990 for the twelve months ended February 28, 1994 and 1993, respectively.

LIQUIDITY AND CAPITAL RESOURCES

           In January 1996, the Company raised approximately $9 million in net proceeds after all fees and expenses from its Initial Public Offering. Proceeds of this offering have been primarily utilized to fund the Company's acquisitions as well as to provide a certain amount of working capital to its South African subsidiaries. Approximately $1 million in cash was provided to First South Africa Holdings, of which approximately 55% was lent to Europair or working capital purposes in fulfillment of the Company's commitment under its Share Purchase and Sale Agreement with Bruce Thomas. An additional $3 million was utilized for the Piemans Pantry acquisition. In addition, First South African Holdings utilized a portion of a $1,100,000 new bank facility to fund this acquisition. Currently, the Company has a cash commitment of approximately $1.3 million in connection with its agreement to acquire Astoria Bakery. Such commitment will be funded from existing cash on hand.

           As of June 30, 1996, the Company had $4,682,035 in cash with working capital of $4,624,417. As of June 30, 1996, the Company had a total of $5,208,895 in bank debt, of which 2,847,523 was classified as current.

           Cash flows provided by operating activities for the period ended June 30, 1996 totaled $876,607. Cash flows used in investing activities for the period ended June 30, 1996 totaled $5,510,105 primarily attributable to the purchase of assets and acquisition of subsidiaries. Net cash provided by financing activities generated $9,020,069 during the period ended June 30, 1996.

           The Company's operating subsidiaries generally collect their receivables within 65 - 90 days and reserve approximately 19% for doubtful accounts. Historically, the companies' operating and capital needs have been met by internal cash flow and outside bank borrowing. It is management's belief that capital expenditures for the foreseeable future can continue to be met by internal cash flow and bank borrowing. The Company's operating subsidiaries engage in certain hedging transactions with respect to certain overseas purchases in order to lock in a specified exchange rate. In addition, in May 1996, the Company, through Swiss Bank Corporation, purchased a 12 month option to acquire the equivalent of $5 million in South African Rand at the strike price of Five Rand to the Dollar. This option has the effect of hedging $5 million of the Company's fiscal 1997 earnings, in the event the exchange rate of the South African Rand falls below this strike price. The cost of such option was approximately $150,000 and is being amortized over the length of the option.

           The Company intends to continue to pursue an aggressive acquisition strategy in South Africa and anticipates utilizing a substantial portion of its cash balances and operating earnings to fund this strategy to the extent that suitable acquisition candidates can be identified.

           The Company may be required to incur additional indebtedness or equity financing in connection with future acquisitions. There is no assurance that the Company will be able to incur additional indebtedness or raise additional equity to finance future acquisitions on terms acceptable to management, if at all.

           "Safe Harbor" Statement under the private Securities Litigation Reform Act of 1995: The statements above which are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, demand for the Comapny's products and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity, and supply constraints or difficulties, the results of financing efforts, and other risks detailed in the Comapny's Securities and Exchange Commission filings.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         FIRST SOUTH AFRICA CORP., LTD.

                          INDEX TO FINANCIAL STATEMENTS


INDEX TO FINANCIAL STATEMENTS

FIRST SOUTH AFRICA CORP., LTD.

     Report of the independent auditors

     Consolidated Balance Sheets at June 30, 1996 and 1995

     Consolidated Statements of Income for the year ended June 30, 1996, four months ended June 30, 1995 and the years ended February 28, 1995 and 1994

     Pro forma Consolidated Statements of Income for the years ended June 30, 1996 and 1995 (Unaudited)

     Consolidated Statements of Cash Flows for the year ended June 30, 1996, four months ended June 30, 1995 and the years ended February 28, 1995 and 1994.

     Consolidated Statements of Changes in Stockholders' Investment for the period February 28, 1993 to June 30, 1996.


     Notes to the Consolidated Financial Statements for the year ended June 30, 1996, four months ended June 30, 1995 and the years ended February 28, 1995 and 1994.

                         FIRST SOUTH AFRICAN CORP., LTD.

                       REPORT OF THE INDEPENDENT AUDITORS


To the Board of Directors
of First South Africa Corp., Ltd.


           In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in stockholders' investment present fairly, in all material respects, the financial position of First South Africa Corp., Ltd. and its subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for the year ended June 30, 1996, four months ended June 30, 1995 and the years ended February 28, 1995 and 1994 in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse
Sandton, South Africa
September 27, 1996

                         FIRST SOUTH AFRICA CORP., LTD.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                      JUNE 30,         JUNE 30,
                                                        1996             1995
                                                         $                $
                                                    -----------     -----------
CURRENT ASSETS
   Cash on hand                                       4,682,035         744,251
   Trade accounts receivable                          5,833,542       2,287,572
   Less: Allowances for bad debts                      (402,333)       (232,442)
                                                    -----------     -----------
                                                      5,431,209       2,055,130

Inventories (net)                                     2,510,868       1,232,728
Prepaid expenses and other current assets               451,551         188,937
                                                    -----------     -----------
   TOTAL CURRENT ASSETS                              13,075,663       4,221,046
Property, plant and equipment                         9,000,334       1,854,831
Less: Accumulated depreciation                       (2,119,912)       (320,529)
                                                    -----------     -----------
                                                      6,880,422       1,534,302
Goodwill                                                408,541            --
Recipes and other intellectual property               2,848,532            --
Other assets                                            318,286          16,224
Deferred income taxes                                    73,550          10,145
Loan to related company                                    --           145,823
                                                    -----------     -----------
                                                     23,604,994       5,927,540

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities
   Bank overdraft payable                               745,724         270,822
   Current portion of long term debt                  2,101,799         147,126
   Trade accounts payable                             2,162,257         479,179
   Other provisions and accruals                      1,923,371       1,369,663
   Income taxes payable                               1,518,095         430,127
                                                    -----------     -----------
                  TOTAL CURRENT LIABILITIES           8,451,246       2,696,917
Long term debt                                        2,361,372         954,717
Loan from related company                                  --           257,909
                                                    -----------     -----------
         TOTAL LIABILITIES                           10,812,618       3,909,543

                         FIRST SOUTH AFRICA CORP., LTD.

                           CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' INVESTMENT (CONTINUED)

STOCKHOLDERS' INVESTMENT

Capital stock:
First South Africa Corp., Ltd:
         A class common stock, $0.01 par value-
         authorised 23,000,000 shares; issued and
         outstanding 2,200,000                                 22,000           --

         B class common stock, $0.01 par value-
         authorised 2,000,000 shares;  issued
         and outstanding 1,942,500 (see footnote 24)           19,701           --

         Preferred stock, $0.01 par value -
         authorised 5,000,000 shares;  issued and
         outstanding nil shares                                  --             --

         Capital in excess of par
                                                           18,518,986           --

LS Pressings (Pty) Ltd
    Common stock, R1 par value - authorised, issued
    and outstanding 3 million shares in 1995                     --          460,978

Starpak (Pty) Ltd
    Common stock, R1 par value - authorised 4,000
    shares; issued and outstanding 1,250 shares in 1995          --            1,010

    Capital in excess of par                                     --          746,790

Retained earnings                                          (3,887,407)     1,850,153
Foreign currency translation adjustments                   (1,888,211)    (1,040,934)
Income restricted as to distribution                            7,307           --
                                                          -----------    -----------
                                                           23,604,994      5,927,540
                                                          ===========    ===========

                         FIRST SOUTH AFRICA CORP., LTD.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                     JULY 1,        MARCH 1,     YEAR ENDED      YEAR ENDED
                                                   TO JUNE 30,    TO JUNE 30,    FEBRUARY 28,   FEBRUARY 28,
                                                      1996           1995           1995           1994
                                                        $              $              $              $
                                                   -----------    -----------    -----------    -----------
Revenues                                            14,911,097      3,297,507      8,826,856      6,851,457
                                                   -----------    -----------    -----------    -----------

Operating  expenses
   Cost of sales                                     8,385,511      1,881,686      5,058,749      4,513,384
       Selling, general and administrative costs     5,134,431      1,081,120      3,120,334      1,900,760
       Non cash compensation charge                  6,314,000           --             --             --
                                                   -----------    -----------    -----------    -----------
                                                    19,833,942      2,962,806      8,179,083      6,414,144
                                                   -----------    -----------    -----------    -----------
Operating (loss)/income                             (4,922,845)       334,701        647 773        437,313

Other income                                           539,636         43,145         40 830         64,966
Interest expense                                      (865,733)       (18,801)      (152,163)      (180,960)
                                                   -----------    -----------    -----------    -----------
(Loss)/income before income taxes                   (5,248,942)       359,045        536,440        321,319
Provision for taxes on income                         (488,618)      (145,216)      (222,558)      (113,403)
                                                   -----------    -----------    -----------    -----------
Net (loss)/income                                   (5,737,560)       213,829        313,882        207,916
                                                   ===========    ===========    ===========    ===========

Net loss per share                                     ($ 3.03)

Weighted average number of shares
outstanding                                          1,893,463

                         FIRST SOUTH AFRICA CORP., LTD.

                   PROFORMA CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                               YEARS ENDED JUNE 30



                                                        1996            1995
                                                          $               $
                                                     -----------    -----------

Revenues                                              36,907,198     33,062,715
                                                     -----------    -----------
Operating  expenses
   Cost of sales                                      19,555,997     17,983,400
       Selling, general and administrative costs      13,670,868     12,110,748
       Non cash compensation charge                    6,314,000           --
                                                     -----------    -----------
                                                      39,540,865     30,094,148
                                                     -----------    -----------
Operating (loss)/income                               (2,633,667)     2,968,567

Other income                                             832,519        466,356
Interest expense                                      (1,428,617)      (768,413)
                                                     -----------    -----------
(Loss)/income before income taxes                     (3,229,765)     2,666,510
Provision for taxes on income                         (1,293,084)      (944,383)
                                                     -----------    -----------
Net (loss)/income                                     (4,522,849)     1,722,127
                                                     ===========    ===========

Net-(loss)/profit per share                          ($     1.34)   $      0.51

Weighted average number of shares
outstanding                                            3,374,079      3,374,079




The proforma information has been prepared assuming that the acquisitions had taken place and that operations had commenced on July 1, 1994.

The proforma information does not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred at the beginning of the period nor is it indicative of future results.

                         FIRST SOUTH AFRICA CORP., LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           JULY 1,        MARCH 1,    YEAR ENDED    YEAR ENDED
                                                         TO JUNE 30,    TO JUNE 30,  FEBRUARY 28,  FEBRUARY 28,
                                                            1996          1995          1995          1994
                                                             $             $             $             $
                                                         ----------    ----------    ----------    ----------
Cash flows from operating activities:
         Net (loss)/income                               (5,737,560)      213,829       313,882       207,916
              Adjustments to reconcile net loss to net
    cash provided by operating activities:
     Non-cash compensation charge                         6,314,000          --            --            --
     Depreciation                                           345,884        50,678        92,746        82,988
     Amortisation of other assets                            49,873          --            --            --
     Deferred income taxes                                  (90,559)         --         (69,295)        5,363
         Net (gain)/loss on sale of assets                   22,523)        1,320        19,636         3,526
              Effect of changes in assets and
         liabilities                                         10,185       (94,090)      (23,012)      (65,840)
     Assets acquired at a discount                            7,307          --            --            --
                                                         ----------    ----------    ----------    ----------
Net cash provided by operating activities                   876,607       171,737       333,957       233,953
                                                         ----------    ----------    ----------    ----------

Cash flows from investing activities:

Net additions to property, plant and equipment             (453,768)     (166,124)     (327,039)     (255,454)
Other assets (acquired)/disposed                           (704,117)      (16,502)       22,053        (5,188)
Decrease/(increase) in loans to related
companies                                                   145,823          (280)       45,241        94,418
Acquisition of subsidiaries (net of cash
of $4,746)                                               (4,498,043)         --            --            --
                                                         ----------    ----------    ----------    ----------
Net cash used in investing activities                    (5,510,105)     (182,906)     (259,745)     (166,224)
                                                         ----------    ----------    ----------    ----------

Cash flows from financing activities:

Net borrowings/(repayments) in bank overdraft               135,941       119,473       (26,269)      (24,815)
Net (repayments)/ borrowings of long term debt           (1,525,613)       93,202        93,618        68,616
Net (repayments)/ borrowings in loans from
related parties                                            (880,034)         --          30,473       (66,408)
Net repayments of loans from stockholders                   137,656          --            --            --
Net borrowings/(repayments) in short term debt            1,954,673          --          81,972       (11,835)
Net proceeds on stock issues                              9,197,446          --            --            --
                                                         ----------    ----------    ----------    ----------
Net cash provided by financing activities                 9,020,069       212,675       179,794       (34,442)
                                                         ----------    ----------    ----------    ----------
Effect of exchange rate changes on cash                    (448,787)       (9,783)      (16,573)      (31,301)
                                                         ----------    ----------    ----------    ----------
Net increase in cash on hand                              3,937,784       191,723       237,433         1,986
Cash on hand at beginning of period                         744,251       552,528       315,095       313,109
                                                         ----------    ----------    ----------    ----------
Cash on hand at end of period                             4,682,035       744,251       552,528       315,095
                                                         ==========    ==========    ==========    ==========

                         FIRST SOUTH AFRICA CORP., LTD.

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT

(PART 1 OF 2)
                                      Capital
                                      stock                         Capital                      Capital in
                                      First South                   Stock        Capital         excess of
                                      Africa        Capital in      LS           Stock           par
                                      Corp.,        excess of       Pressings    Starpak         Starpak
                                      Ltd.          par             (Pty) Ltd    (Pty) Ltd       (Pty) Ltd
                                          $             $              $              $              $
                                      ----------    ----------      ---------     ----------     ----------
Balance at February 28, 1993                --            --          460,978          1,010        746,790
Net income                                  --            --             --             --             --
Translation adjustment                      --            --             --             --             --
                                      ----------    ----------      ---------     ----------     ----------
Balance at February 28, 1994                --            --          460,978          1,010        746,790
Net income                                  --            --             --             --             --
Translation adjustment                      --            --             --             --             --
                                      ----------    ----------      ---------     ----------     ----------
Balance at February 28, 1995                --            --          460,978          1,010        746,790
Net income                                  --            --             --             --             --
Translation adjustment                      --            --             --             --             --
                                      ----------    ----------      ---------     ----------     ----------
Balance at June 30, 1995                    --            --          460,978          1,010        746,790
Issuance of stock to acquire
predecessor, Starpak and LS Pressings        150     1,208,628       (460,978)        (1,010)      (746,790)
Issuance of stock to acquire
subsidiary companies                          98     1,840,365           --             --             --
Other stock issues                            28       260,024           --             --             --
Proceeds on First South Africa
Corp., Ltd. stock issues                  41,425     9,896,646           --             --             --
Share issue expenses written off            --      (1,000,677)          --             --             --
Escrow stock released                       --       6,314,000           --             --             --
Subsidiary assets acquired at
a discount                                  --            --             --             --             --
Net loss                                    --            --             --             --             --
Translation adjustment                      --            --             --             --             --
                                      ----------    ----------      ---------     ----------     ----------
Balance at June 30, 1996                  41,701    18,518,986           --             --             --
                                      ----------    ----------      ---------     ----------     ----------

(PART 2 OF 2)



                                                       Income         Foreign
                                                       restricted     currency
                                       Retained        as to          translation
                                       earnings        distribution   adjustments   Total
                                            $               $             $              $
                                       ------------    -----------    ----------    -----------
Balance at February 28, 1993              1,114,526           --        (795,948)     1,527,356
Net income                                  207,916           --            --          207,916
Translation adjustment                         --             --        (154,446)      (154,446)
                                       ------------    -----------    ----------    -----------
Balance at February 28, 1994              1,322,442           --        (950,394)     1,580,826
Net income                                  313,882           --            --          313,882
Translation adjustment                         --             --         (66,052)       (66,052)
                                       ------------    -----------    ----------    -----------
Balance at February 28, 1995              1,636,324           --      (1,016,446)     1,828,656
Net income                                  213,829           --            --          213,829
Translation adjustment                         --             --         (24,488)       (24,488)
                                       ------------    -----------    ----------    -----------
Balance at June 30, 1995                  1,850,153           --      (1,040,934)     2,017,997
Issuance of stock to acquire
predecessor, Starpak and LS Pressings          --             --            --             --
Issuance of stock to acquire
subsidiary companies                           --             --            --        1,840,463
Other stock issues                             --             --            --          260,052
Proceeds on First South Africa
Corp., Ltd. stock issues                       --             --            --        9,938,071
Share issue expenses written off               --             --            --       (1,000,677)
Escrow stock released                          --             --            --        6,314,000
Subsidiary assets acquired at
a discount                                     --            7,307          --            7,307
Net loss                                 (5,737,560)          --            --       (5,737,560)
Translation adjustment                         --             --        (847,277)      (847,277)
                                       ------------    -----------    ----------    -----------
Balance at June 30, 1996                 (3,887,407)         7,307    (1,888,211)    12,792,376
                                       ------------    -----------    ----------    -----------

           FIRST SOUTH AFRICA CORP., LTD. AND ITS SUBSIDIARY COMPANIES

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR
        THE YEAR ENDED JUNE 30, 1996, FOUR MONTHS ENDED JUNE 30, 1995 AND
                   THE YEARS ENDED FEBRUARY 28, 1995 AND 1994

1.        ORGANIZATION

First South Africa Corp., Ltd. (the "Company") was founded on September 6, 1995. The purpose of the Company is to make investments in South African companies. The predecessor to the Company was the combined entity under common control, Starpak (Proprietary) Limited and its subsidiary companies and LS Pressings (Proprietary) Limited.

On January 24, 1996, subsequent to an initial public offering and in terms of an agreement reached before the initial public offering, the Company acquired 100% of the common stock of the business combination of Starpak (Proprietary) Limited and its subsidiary companies and LS Pressings (Proprietary) Limited. The acquisition was accounted for using the purchase method of accounting at net book value at date of acquisition.

On January 24, 1996, also subsequent to the initial public offering and also in terms of an agreement reached before the initial public offering, the Company acquired 100% of the common stock of Europair Africa (Proprietary) Limited for an aggregate net purchase price of $1,029,206.

The acquisition was accounted for using the purchase method of accounting. The assets and liabilities were taken over at fair market value as determined by management.


                                                           Europair Africa (Pty)
                                                                     Ltd
                                                                      $
                                                                 ----------
Acquisition costs
         Stock issued in lieu of cash                               399,638
         Cash consideration                                         629,568
                                                                 ----------
     Purchase price to be allocated                               1,029,206
                                                                 ----------
     Summary allocation of purchase price
         Current assets                                           1,582,299
         Property, plant and equipment                            1,598,128
         Deferred income taxes                                       21,398
         Goodwill                                                    91,150
                                                                 ----------
     Total assets acquired                                        3,292,975
                                                                 ----------

         Current liabilities                                        923,688
         Long term debt                                           1,196,636
         Loans from related parties                                 143,445
                                                                 ----------
     Total liabilities assumed                                    2,263,769
                                                                 ----------
              Excess of assets over liabilities assumed           1,029,206
                                                                 ==========

           FIRST SOUTH AFRICA CORP., LTD. AND ITS SUBSIDIARY COMPANIES

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR
        THE YEAR ENDED JUNE 30, 1996, FOUR MONTHS ENDED JUNE 30, 1995 AND
                   THE YEARS ENDED FEBRUARY 28, 1995 AND 1994


1.         ORGANIZATION (continued)

On June 3, 1996 the Company acquired 100% of the common stock of the business combination of Piemans Pantry (Proprietary) limited and Surfs-Up Investments Limited for an aggregate net purchase price of $5,314,045.

The acquisition was accounted for using the purchase method of accounting. The assets and liabilities were taken over at fair market value as determined by management.

                                                         Piemans Pantry
                                                         (Pty) Ltd and Surfs-
                                                         Up Investments (Pty)
                                                         Ltd
                                                             $
                                                         ---------
Acquisition costs
         Stock issued in lieu of cash                    1,440,825
         Cash consideration                              3,630,796
         Other direct expenses                             242,424
                                                         ---------
     Purchase price to be allocated                      5,314,045
                                                         ---------

     Summary allocation of purchase price
         Current assets                                  2,594,124
         Property, plant and equipment                   3,988,033
         Stockholders loans                                137,656
         Recipes and other intellectual property         2,829,299
         Goodwill                                           12,483
                                                         ---------
     Total assets acquired                               9,561,595
                                                         ---------

         Current liabilities                             1,984,686
         Loans to related companies                        478,680
         Long term debt                                  1,735,632
         Deferred income taxes                              48,552
     Total liabilities assumed                           4,247,550

         Excess of assets over liabilities assumed       5,314,045
                                                         =========

2.         PRINCIPLE ACTIVITIES OF THE GROUP

           The principle activities of the group include the business of manufacturing, servicing and selling packaging machines, receiving rental income, manufacture of washers for use in the fastener industry, manufacture and supply of air-conditioning products and the manufacture, sale and distribution of both ready to eat and ready for bake off pastry related food products.

           FIRST SOUTH AFRICA CORP., LTD. AND ITS SUBSIDIARY COMPANIES

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR
        THE YEAR ENDED JUNE 30, 1996, FOUR MONTHS ENDED JUNE 30, 1995 AND
                   THE YEARS ENDED FEBRUARY 28, 1995 AND 1994

3.         SUMMARY OF ACCOUNTING POLICIES

The consolidated and combined financial statements have been prepared in accordance with US generally accepted accounting principles and incorporate the following significant accounting policies.

CONSOLIDATION

The consolidated financial statements include the accounts of the Company, First South Africa Corp., Ltd. and its subsidiaries. All subsidiaries are wholly owned and no minority interests exist. Material intercompany transactions have been eliminated on consolidation.

The combined financial statements include the financial statements of Starpak (Proprietary) Limited, its wholly owned subsidiaries, Levy & Smith Properties (Proprietary) Limited and Michael Levy Family Holdings (Proprietary) Limited and LS Pressings (Proprietary) Limited, as they are entities under common control. All significant intercompany balances and transactions have been eliminated.

ACCOUNTING ESTIMATES

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

EARNINGS PER SHARE

Earnings per share for the Company on common shares is based on net income and reflects dilutive effects of any stock options which exists at year end.

INTANGIBLE ASSETS

Goodwill resulting from acquisitions, and recipes and other intellectual property is being amortised on a straight line basis over a period of twenty to twenty five years. If facts and circumstances were to indicate that the carrying amount of goodwill, recipes and other intellectual property is impaired the carrying amount would be reduced to an amount representing the discounted future cash flows to be generated by the operation. Also included in intangible assets are non-competition agreements relating to the Europair acquisition which are being amortised on a straight line basis over a six year term of the agreements. The company has adopted Statement

           FIRST SOUTH AFRICA CORP., LTD. AND ITS SUBSIDIARY COMPANIES

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR
        THE YEAR ENDED JUNE 30, 1996, FOUR MONTHS ENDED JUNE 30, 1995 AND
                   THE YEARS ENDED FEBRUARY 28, 1995 AND 1994

3.         SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

of Financial Accounting Standards No. 121 ("SFAS 121") Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". No impairments in long-lived assets has taken place.

FOREIGN CURRENCY TRANSLATION

The functional currency of the underlying companies is that of South African Rands. Accordingly, the following rates of exchange have been used for translation purposes:

(a) Assets and liabilities are translated into United States Dollars using the exchange rates at the balance sheet date.

(b) Common stock and capital in excess of par are translated into United States dollars using historical rates at date of issuance.

(c) Revenue, expenses, gains and losses are translated into United States Dollars using the weighted average exchange rates for each year.

The  resultant  translation   adjustments  are  reported  in  the  component  of
shareholders'   investment   designated   as   "Foreign   currency   translation
adjustment".

           FIRST SOUTH AFRICA CORP., LTD. AND ITS SUBSIDIARY COMPANIES

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR
        THE YEAR ENDED JUNE 30, 1996, FOUR MONTHS ENDED JUNE 30, 1995 AND
                   THE YEARS ENDED FEBRUARY 28, 1995 AND 1994

3.         SUMMARY OF ACCOUNTING POLICIES (CONTINUED)


DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. The market risk related to the foreign exchange option is offset by changes in the valuation of the underlying profits being hedged.

The option premium is accounted for on the accrual basis, and is amortised over the option term. The notional amount of the option is the amount bought or sold at maturity. Notional amounts are indicative of the extent of the Company's involvement in the use of derivative financial instruments and are not a measure of the company's exposure to credit or market risks through its use of derivatives.

FOREIGN ASSETS AND LIABILITIES

Transactions in foreign currencies arise as a result of inventory purchases from foreign countries and intercompany funding transactions between the subsidiaries and First South Africa Corp., Ltd. Transactions in foreign currencies are accounted for at the rates ruling on transaction dates. Exchange gains and losses are charged to the income statement during the period in which they are incurred. Foreign assets and liabilities of the group which are not denominated in United States Dollars are converted into United States Dollars at the exchange rates ruling at the financial year end or at the rates of forward cover purchased. Forward cover is purchased to hedge the currency exposure on foreign liabilities.

INVENTORIES

Inventories are valued at the lower of cost and net realisable value, using both the first-in, first-out and the weighted average methods. The value of work-in-progress and finished goods includes an appropriate portion of manufacturing overheads.

PROPERTY, PLANT AND EQUIPMENT

Land is stated at cost and is not depreciated. Buildings are depreciated on the straight line basis over estimated useful lives of 50 years.

Buildings, plant and equipment, and motor vehicles are written off over their estimated useful lives to each asset's residual value.

The following rates are considered appropriate:

Percentage

         Buildings                                              2%
         Plant and equipment                                  10-33%
         Motor vehicles                                       20%

           FIRST SOUTH AFRICA CORP., LTD. AND ITS SUBSIDIARY COMPANIES

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR
        THE YEAR ENDED JUNE 30, 1996, FOUR MONTHS ENDED JUNE 30, 1995 AND
                   THE YEARS ENDED FEBRUARY 28, 1995 AND 1994

3.         SUMMARY OF ACCOUNTING POLICIES (CONTINUED)


INCOME TAXES

Income tax expense is based on reported earnings before income taxes. Deferred income taxes represent the impact of temporary differences between the amounts of assets and liabilities recognised for financial reporting purposes and such amounts recognised for tax purposes. Deferred taxes are measured by applying currently enacted tax laws.

FAIR VALUE OF FINANCIAL INSTRUMENTS

As at June 30 1996, the carrying value of accounts receivable, accounts payable and investments approximate their fair value.

REVENUES

Revenues comprise net invoiced sales of washers, manufactured packaging machines, spares and service charges, food products, air conditioning systems, fans and related accessories, and rental income. Combined revenues exclude sales to group companies. The Company recognises revenues on an accrual basis.

4.       INVENTORIES

Inventories consists of the following:

                                                     June 30,           June 30,
                                                      1996               1995
                                                         $                  $
                                                  ----------         ----------
Finished goods                                     2,077,679          1,481,124
Work-in-progress                                     272,377            185,140
Raw materials                                        501,562            390,852
Supplies                                              93,055               --
                                                  ----------         ----------
Inventories (gross)                                2,944,673          2,057,116
Less: Valuation allowances                          (433,805)          (824,388)
                                                  ----------         ----------
Inventories (net)                                  2,510,868          1,232,728
                                                  ==========         ==========


5.         PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                           Accumulated     Net book     Net book
                                 Cost     depreciation      value        value
                               June 30,      June 30,      June 30,     June 30,
                                 1996          1996          1996         1995
                                    $             $             $            $
                              ---------    ----------     ---------    ---------
Land and buildings            2,713,473       (17,147)    2,696,326      845,479
Plant and equipment           3,463,121    (1,415,524)    2,047,597      372,244
Vehicles                      1,789,905      (687,241)    1,102,664      316,579
Capital work in progress      1,033,835          --       1,033,835         --
                              ---------    ----------     ---------    ---------
                              9,000,334    (2,119,912)    6,880,422    1,534,302
                              =========    ==========     =========    =========

Depreciation                                                345,884       50,678
                                                          =========    =========


Certain assets of the company are encumbered as security for the liabilities of the group (Refer note 11)

           FIRST SOUTH AFRICA CORP., LTD. AND ITS SUBSIDIARY COMPANIES

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR
        THE YEAR ENDED JUNE 30, 1996, FOUR MONTHS ENDED JUNE 30, 1995 AND
                   THE YEARS ENDED FEBRUARY 28, 1995 AND 1994


6.         GOODWILL

           Goodwill consists of the following:

                                                       Accumulated      Net book
                                         Cost         amortisation       value
                                        June 30,        June 30,        June 30,
                                         1996            1996             1996
                                           $               $                $
                                        -------          ------          -------

Goodwill arising on acquisitions        414,610          (6,069)         408,541
                                        =======          ======          =======



7.         RECIPES AND OTHER INTELLECTUAL PROPERTY

Recipes and other intellectual property consists of the following:

                                                          Accumulated     Net book
                                             Cost        amortisation       value
                                           June 30,        June 30,       June 30,
                                              1996           1996           1996
                                                $              $              $
                                          ---------         ------       ---------
Recipes and other intellectual property   2,858,011         (9,479)      2,848,532
                                          =========         ======       =========

8.         OTHER ASSETS

Other assets consists of the following:

                                                    Accumulated        Net book       Net book
                                       Cost        amortisation         value          value
                                     June 30,        June 30,           June 30,       June 30,
                                       1996            1996              1996           1995
                                         $               $                 $              $
                                     -------          ------           -------         ------
Loans to shareholder                  84,768            --              84,768           --
Non competition agreements           115,842          (8,992)          106,850           --
Derivative financial instruments     152,000         (25,332)          126,668           --
Other                                   --              --                --           16 224
                                     -------          ------           -------         ------
                                     352,610          34,324           318,286         16,224
                                     =======          ======           =======         ======

Derivative financial instruments consist of a purchased foreign currency option with a notional amount of South African Rands (ZAR) 25 000 000 with a strike price of ZAR5 to $1. The option term is twelve months and expires on May 2, 1997.

           FIRST SOUTH AFRICA CORP., LTD. AND ITS SUBSIDIARY COMPANIES

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR
      THE YEAR ENDED JUNE 30, 1996, FOUR MONTHS ENDED JUNE 30, 1995 ANDTHE
                     YEARS ENDED FEBRUARY 28, 1995 AND 1994


9.         LOAN TO RELATED COMPANY


                                                           June 30,     June 30,
                                                             1996         1995
                                                                $            $
                                                          ---------    ---------

Michael Levy Family Holdings (Proprietary) Limited               --      145,822
                                                          =========    =========

The terms of this loan have changed with the closing of the initial public offering. The loan has been revalued and disclosed as loans to shareholders, and is unsecured, interest free and repayable on February 28, 1998.

10.        BANK OVERDRAFT FACILITIES

The Company has general short term unsecured banking facilities, which are renewable annually, of $2,460,437 available. These facilities bear interest at prime lending rates, which is currently 19.5%, and are repayable on demand.

11.        SHORT AND LONG TERM DEBT

                                                    June 30,          June 30,
                                                       1996              1995
                                                          $                 $
                                                   ----------        ----------
Long term debt

Secured debt
     Mortgage loans                                 1,508,870           561,301
     Equipment notes                                1,904,980           540,542
Unsecured debt
     Unsecured notes                                  125,214              --
                                                   ----------        ----------
                                                    3,539,064         1,101,843
Less: Current portion                              (1,177,692)         (147,126)
                                                   ----------        ----------
Total long term debt                                2,361,372           954,717
                                                   ==========        ==========

Short term debt

Current portion of long term debt                   1,177,692           147,126
     Trade finance loan                               924,107              --
                                                   ----------        ----------
                                                    2,101,799           147,126
                                                   ==========        ==========

           FIRST SOUTH AFRICA CORP., LTD. AND ITS SUBSIDIARY COMPANIES

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR
        THE YEAR ENDED JUNE 30, 1996, FOUR MONTHS ENDED JUNE 30, 1995 AND
                   THE YEARS ENDED FEBRUARY 28, 1995 AND 1994

11.        SHORT AND LONG TERM DEBT (CONTINUED)

MORTGAGE LOANS

Mortgage loans are secured by first and second mortgage bonds over property. These loans are generally repayable in equal instalments of $27,568 over periods ranging from five to twenty years and bear interest at rates ranging from 12% to 18.5%. Generally these interest rates are linked to the prime lending rate which is currently at 19.5%.

EQUIPMENT NOTES

Equipment notes are secured over movable assets. These loans are generally repayable in equal monthly instalments over a maximum period of five years. These loans bear interest at rates ranging from 16.9% to 2% above the prime lending rate, which is currently 19.5%.

UNSECURED NOTES

Unsecured notes bear interest at the prime lending rate, which is currently 19.5% , and have no fixed repayment terms. These notes have been included in the current portion of long term liabilities.

TRADE FINANCE LOAN

The trade finance loan is denominated in United States Dollars and is repayable within 90 days. This loan is covered forward by a forward exchange contract and bears interest at 6.5625%. This facility is made available to the group by the companies bankers as a significant part of the general short term banking facilities. (see note 10)

The following is a schedule of repayments of long term liabilities by year of repayment


YEAR ENDED JUNE 30, 1996                                   $
------------------------                             ----------
1997                                                    543,812
1998                                                    537,723
1999                                                    476,208
2000                                                    274,749
Thereafter                                              528,880
                                                     ----------
                                                      2,361,372

12.        LOAN FROM RELATED COMPANY


                                                    JUNE 30,        JUNE 30,
                                                      1996            1995
                                                        $               $
                                                    -------         -------
Trumetric Washers (Proprietary) Limited                  --         257,909
                                                    =======         =======


This loan was repaid from cash generated by operations. This loan was unsecured and interest free.

           FIRST SOUTH AFRICA CORP., LTD. AND ITS SUBSIDIARY COMPANIES

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR
        THE YEAR ENDED JUNE 30, 1996, FOUR MONTHS ENDED JUNE 30, 1995 AND
                   THE YEARS ENDED FEBRUARY 28, 1995 AND 1994


13.        INCOME RESTRICTED AS TO DISTRIBUTION

This represents the excess of assets acquired over liabilities assumed in the purchase of the assets and liabilities of operating entities. This amount is not distributable until such time as the assets so acquired are disposed. There are no restrictions on the future income of the Company.

14.        OPERATING LEASES

The group has several operating leases over land and buildings. These leases generally expire within the next five years. These leases generally contain renewal options at the fair market value at the date of renewal. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of June 30, 1996:


YEAR ENDED JUNE 30, 1996                                 $
------------------------                             --------

1997                                                  337,690
1998                                                  553,677
1999                                                  431,237
2000                                                   35,047
Thereafter                                              2,233
                                                     ---------
                                                     1,359,884
                                                     =========



The following schedule shows the composition of total rental expense for all operating leases except those with terms of a month or less:


                      Year ended    Four months   Year ended    Year ended
                        June 30,      June 30,    February 28,  February 28,
                         1996           1995          1995          1994
                           $              $             $             $
                        -------        ------        ------        ------
Minimum rentals         415,815        25,562        78,730        98,135
                        =======        ======        ======        ======





15.        OTHER INCOME

Other income includes interest received, proceeds from insurance claims, bad debts recovered, commissions received and profits on sale of assets.

           FIRST SOUTH AFRICA CORP., LTD. AND ITS SUBSIDIARY COMPANIES

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR
        THE YEAR ENDED JUNE 30, 1996, FOUR MONTHS ENDED JUNE 30, 1995 AND
                   THE YEARS ENDED FEBRUARY 28, 1995 AND 1994


16.        INCOME TAXES

Income taxes are accounted for under Statement of Financial Standards No. 109 "Accounting for Income Tax" ("SFAS 109"), an asset and liability method. SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax bases and financial reporting bases of the Company's assets and liabilities. In addition, SFAS 109 requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent realisation of such benefit is more likely than not.

The provision for income taxes charged to continuing operations was as follows:


                                           Four months
                                Year ended    ended   Year ended   Year ended
                                 June 30,    June 30, February 28, February 28,
                                  1996        1995       1995        1994
                                    $           $          $           $
                                 -------     -------    -------     -------
Current
     South African normal        848,006     145,216    291,853     108,040
Total current taxes              848,006     145,216    291,853     108,040
Deferred
     South African normal       (359,388)       --      (69,295)      5,363
Total deferred taxes            (359,388)       --      (69,295)      5,363
                                 -------     -------    -------     -------
Provision for taxes on income    488,618     145,216    222,558     113,403
                                 =======     =======    =======     =======



Deferred tax asset at June 30, is comprised of the following:

                                                      June 30,        June 30,
                                                        1996            1995
                                                          $               $
                                                     ----------      -----------
Fixed assets                                            346,961          58,956
Prepaid expenditure                                      12,245            --
                                                     ----------      -----------
     Gross deferred tax liabilities                     359,206          58,956
                                                     ----------      -----------
Accruals                                               (372,447)        (69,101)
Deposits received on equipment sales
                                                        (60,309)           --
                                                     ----------      -----------
     Gross deferred tax assets                         (432,756)        (69,101)
                                                     ----------      -----------
Net deferred tax asset                                  (73,550)        (10,145)
                                                     ==========      ==========

           FIRST SOUTH AFRICA CORP., LTD. AND ITS SUBSIDIARY COMPANIES

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR
        THE YEAR ENDED JUNE 30, 1996, FOUR MONTHS ENDED JUNE 30, 1995 AND
                   THE YEARS ENDED FEBRUARY 28, 1995 AND 1994

16.      INCOME TAXES (CONTINUED)

The provision for taxes on income differs from the amount of income tax determined by applying the applicable South African statutory income tax rate to pre-tax income from continuing operations as a result of the following differences:

The Company reflects a net loss position of $5,248,942 before taxation. However, there is a recorded tax charge as $6,743,000 of the loss before taxation consists of expenditure not allowable for tax purposes, including a charge of $6,314,000 for the non cash compensation charge. The balance of the expenditure not allowable for tax purposes is incurred mainly in Bermuda, where no taxation laws are in existence. After eliminating non allowable expenditure, the tax rate reconciliation is as follows:

                                                   Four
                                                  Months   Year       Year
                                     Year ended    ended   ended      ended
                                        June 30,  June 30 February   February
                                          1996      1995  28, 1995   28, 1994
                                            %         %        %         %
                                        ------    ------   ------    ------
South African Statutory tax rate            35        35       35        40
Capital allowances                          (2)      --       --        --
Disallowable expenditure                     1         5        1         2
Transitional levy                          --        --         6       --
Tax rate adjustment                        --        --        (2)       (3)
Non taxable income                          (1)      --       --        --
Other                                      --        --         1        (4)
                                        ------    ------   ------    ------
Effective tax rate                          33        40       41        35
                                        ======    ======   ======    ======

17.        CASH FLOWS

The changes in assets and liabilities consist of the following:

                                                    Four months
                                         Year ended    Ended    Year ended   Year ended
                                          June 30,    June 30,  February 28, February 28,
                                            1996        1995        1995        1994
                                              $           $           $           $
                                          --------    --------    --------    --------
(Increase)/ decrease in trade accounts

receivable                                (756,684)     36,382    (989,374)    (22,786)

Decrease/(increase) in inventories         146,179    (357,614)     13,759    (189,278)

(Increase)/decrease in prepaid expenses
and other current assets                  (134,650)   (146,445)     15,906       5,453

Increase in trade accounts payable         360,265      91,094      97,479      49,638

(Decrease)/increase in other provisions
and accruals                               (38,785)    127,573     659,078     178,901

Decrease in dividends payable                 --          --          --       (90,242)

Increase in income taxes payable           433,860     154,920     180,140       2,474
                                          --------    --------    --------    --------
                                            10,185      94,090     (23,012)    (65,840)
                                          ========    ========    ========    ========
Supplemental disclosure of cash
 flow information:

Interest paid                              865,733      18,801     152,163     180,960
                                          ========    ========    ========    ========

           FIRST SOUTH AFRICA CORP., LTD. AND ITS SUBSIDIARY COMPANIES

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR
        THE YEAR ENDED JUNE 30, 1996, FOUR MONTHS ENDED JUNE 30, 1995 AND
                   THE YEARS ENDED FEBRUARY 28, 1995 AND 1994


18.        EMPLOYMENT BENEFITS

The Company participates in various retirement benefit funding plans and medical aid plans for the benefit of its employees.

All of the retirement benefit funds are defined contribution plans and by nature of the funds there can be no unfunded obligations or responsibility on the employer. The only obligation of the Company is the contribution to these schemes which generally ranges from 6% to 9% of the employees annual earnings. Amounts charged to pension costs and contributed by the Company to the funds were as follows:

                                       Four months
                          Year ended      ended     Year ended   Year ended
                            June 30,     June 30,   February 28, February 28,
                              1996         1995         1995         1994
                                $            $            $            $
                             ------       ------       ------       ------

Pension costs                99,028       37,440       84,438       77,508
                             ======       ======       ======       ======



The group and employees participate in various medical aid schemes which provide medical cover for employees on an annual basis. Neither the medical aid nor the group are liable for post retirement medical costs. The contributions to the medical aid are borne equally by the employee and the group except for a few salaried employees where the company is responsible for 100% of the contribution. The Company has no liability for employees medical costs in excess of the contributions to the medical fund.

Amounts charged to medical aid costs and contributed by the Company were as follows:


                    YEAR ENDED   FOUR MONTHS    YEAR ENDED   YEAR ENDED
                      JUNE 30,  ENDED JUNE 30,  FEBRUARY 28, FEBRUARY 28,
                       1996         1995         1995          1995
                            $            $            $            $
                     ---------    ---------    ---------    ---------
Medical aid costs      242,186       42,366      123,233      156,981
                       =======      =======      =======      =======



19.        PROFIT SHARE

Management receive an annual bonus, determined at the discretion of the board of directors. The amounts paid to management were as follows:



                         YEAR ENDED      FOUR MONTHS    YEAR ENDED    YEAR ENDED
                         JUNE 30,        ENDED          FEBRUARY 28,  FEBRUARY
                            1996         JUNE 30,       1995             28,
                                           1995                         1995
                             $               $              $             $
                          -------         -------       -------       -------

Medical aid costs         140,828             --        294,307        86,031
                          =======         =======       =======       =======

           FIRST SOUTH AFRICA CORP., LTD. AND ITS SUBSIDIARY COMPANIES

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR
        THE YEAR ENDED JUNE 30, 1996, FOUR MONTHS ENDED JUNE 30, 1995 AND
                   THE YEARS ENDED FEBRUARY 28, 1995 AND 1994



20.        EMPLOYMENT AGREEMENTS

The Company has entered into an employment agreement with, the president and chief executive officer of the Company. In terms of the agreement he receives an annual salary of $180,000 and options to purchase 55,000 shares of common stock at an exercise price of $5 per share. In addition he has been granted additional options to purchase 150,000 shares of common stock of the Company at an exercise price of $5 per share exercisable after the seventh anniversary of the grant date, providing that the vesting of such options will be accelerated as follows:
i) 50,000 options will be exercisable on such earlier date that the company realises earnings per share of $0.75 or more on a fiscal year basis, ii) an additional 50,000 options will be exercisable on such earlier date that the Company realises earnings per share of $1.00 or more on a fiscal year basis and
iii) an additional 50,000 options will be exercisable on such earlier date that the Company realises earnings per share of $1.50 or more on a fiscal year basis. The Company intends to pay an annual incentive bonus of five percent of the Minimum pre-tax income above $4,000,000, as shall be reported in the Company's audited financial statements for each fiscal year in which the president is employed, exclusive of any extraordinary earnings or charges which would result from the release of the earnout escrow shares.

The Company has entered into an employment agreement with the managing director of the company. In terms of the agreement he receives an annual salary of $150,000. He has been granted options to purchase 150,000 shares of First South African Holdings (Proprietary) Limited class B common stock at an exercise price of R13.05 per share exercisable after the fifth anniversary of the grant date, providing that the vesting of such options will be accelerated as follows: i) 30,000 options will be exercisable on such earlier date that the Company realises earnings per share of $0.75 or more on a fiscal year basis, ii) an additional 50,000 options will be exercisable on such earlier date that the Company realises earnings per share of $1.00 or more on a fiscal year basis and
iii) an additional 70,000 options will be exercisable on such earlier date that the Company realises earnings per share of $1.50 or more on a fiscal year basis. The Company intends to pay an annual incentive bonus of four percent of the Minimum pre-tax income above $5,000,000, as shall be reported in the Company's audited financial statements for each fiscal year in which the managing director is employed, exclusive of any extraordinary earnings or charges which would result from the release of the earnout escrow shares.

The 150,000 options granted will be accounted for as a future compensation charge should the earnings targets be reached or at such time as the options become exercisable, whichever condition is first satisfied.

           FIRST SOUTH AFRICA CORP., LTD. AND ITS SUBSIDIARY COMPANIES

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR
        THE YEAR ENDED JUNE 30, 1996, FOUR MONTHS ENDED JUNE 30, 1995 AND
                   THE YEARS ENDED FEBRUARY 28, 1995 AND 1994


21.        STOCK OPTION PLAN

The board of directors have adopted the Company's 1995 Stock Option Plan. The stock option plan provides for the grant of i) options that are intended to qualify as incentive stock options (Incentive Stock Options) within the meaning of Section 422 of the code to key employees and ii) options not so intended to qualify ("Nonqualified Stock Options") to key employees (including directors and officers who are employees of the Company, and to directors and consultants who are not employees ). The total number of shares of common stock for which options may be granted under the stock option plan is 350,000 shares.

The Stock Option Plan is to be administered by the Compensation Committee of the Board of Directors. The committee shall determine the terms of the options exercised, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise. No options granted under the Stock Option Plan are transferable by the optionee other than by the will or the laws of descent and distribution and each option is exercisable during the lifetime of the optionee only by such optionee or his legal representatives.

The exercise price of Incentive Stock Options granted under the plan must be at least equal to the fair market value of such shares on the date of the grant (110% of fair market value in the case of an optionee who owns or is deemed to own more than 10% of the voting rights of the outstanding capital stock of the company or any of its subsidiaries). The maximum term for each Incentive Stock Option granted is ten years (five years in the case of an optionee who owns or is deemed to own more than 10% of the voting rights of the outstanding capital stock of the company or any of its subsidiaries). Options shall be exercisable at such times and in such instalments as the committee shall provide in the terms of each individual option. The maximum number of shares for which options may be granted to any individual in any fiscal year is 210,000.

The Stock Option Plan also contains an automatic option grant program for the non-employee directors. Each non-employee director of the Company on January 24, 1996 (other than Graham B.R. Collis and Anthony D. Whaley) was granted an option of 5,000 shares of common stock. Thereafter, each person who is a non-employee director of the Company following an annual meeting of shareholders will automatically be granted an option for an additional 5,000 shares of common stock. Each grant will have an exercise price per share equal to the fair market value of the common stock on the grant date and will have a term of five years measured from the grant date, subject to earlier termination if an optionee's service as a board member is terminated for cause.

The Company has granted options to purchase 75,000 shares of common stock under the Plan as described below:

NAME                  Options   Per Share
                      Granted   Exercise Price   Expiration Date   Exercisable
                      -------   --------------   ---------------   -----------

Stock options
 issued during 1996   75,000       $ 5.00        January 24, 2001  Immediately


22.        EARNOUT ESCROW SHARES

In terms of the underwriting agreement, the Company arranged with the president and chief executive officer to contribute a total of 1,100,000 shares into escrow in terms of the earnout escrow agreement. These shares were to be released based on the attainment of a pre-set Net income before income taxes target. If the targets were not attained the earnout escrow shares would have been cancelled. This target was attained based on the unaudited proforma profit and loss resulting in the release of these shares from escrow and resulted in a non-cash compensation charge to the profit and loss account for the period ended June 30, 1996 of $6,314,000. This was a fourth quarter event after the acquisition of the business combination of Piemans Pantry (Pty) Ltd and Surfs-Up Investments (Pty) Ltd.

           FIRST SOUTH AFRICA CORP., LTD. AND ITS SUBSIDIARY COMPANIES

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR
        THE YEAR ENDED JUNE 30, 1996, FOUR MONTHS ENDED JUNE 30, 1995 AND
                   THE YEARS ENDED FEBRUARY 28, 1995 AND 1994



23.        WARRANTS OUTSTANDING

In terms of the initial public offering, each unit issued consisted of one share of common stock, one redeemable Class A warrant and one redeemable Class B warrant. In addition, an additional 100,000 warrants were issued to the underwriter in terms of the underwriting agreement. Concurrently with the initial public offering the selling security holder offered 650,000 selling security holder warrants, 650,000 selling security holder Class B warrants issuable upon exercise of the selling security holder warrants and 1,300,000 shares of common stock issuable upon exercise of these selling security holder warrants and selling security holder Class B warrants. These selling security holder warrants are identical to the Class A warrants, except that there are certain restrictions imposed upon the transferability of these warrants.

Warrants outstanding at June 30, 1996 were as follows:

                             Number of
Warrant                      Warrants       Exercise price     Expiry date           Entitlement
-------                      --------       --------------     -----------           -----------
Class A Redeemable            2,300,000       $6.50         January 24, 2001     One share of common
Warrants                                                                         stock and one Class B
                                                                                 warrant

Class B Redeemable            2,300,000       $8.75         January 24, 2001     One share of common
Warrants                                                                         stock

Selling Security                650,000       $6.50         January 24, 2001     One share of common
Holder Warrants                                                                  stock and one Class B
                                                                                 warrant

The Class A warrants are redeemable beginning January 24, 1997, or earlier at the option of the Company with the underwriter's consent, at a redemption price of $0.05 per Class A Warrant, if the "closing price" of the Company's common stock trades at an average price in excess of $9.10 per share for any consecutive 30 trading day period, ending within 15 days of the notice of redemption. All class A warrants are to be redeemed if any are to be redeemed. The Class B warrants are redeemable beginning January 24, 1997, or earlier at the option of the Company with the underwriters consent, at a redemption price of $0.05 per Class A Warrant, if the "closing price" of the Company's common stock trades at an average price in excess of $12.25 per share for any consecutive 30 trading day period, ending within 15 days of the notice of redemption. All Class B warrants are to be redeemed if any are to be redeemed.

           FIRST SOUTH AFRICA CORP., LTD. AND ITS SUBSIDIARY COMPANIES

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR
        THE YEAR ENDED JUNE 30, 1996, FOUR MONTHS ENDED JUNE 30, 1995 AND
                   THE YEARS ENDED FEBRUARY 28, 1995 AND 1994



24.        FIRST SOUTH AFRICAN HOLDINGS ESCROW AGREEMENT

The First South African Holdings (FSAH) escrow agreement was executed prior to the closing of the offering and provided for the concurrent issuance and delivery of 729,979 shares of Class B common stock to the FSAH escrow agent. The FSAH escrow agreement is intended to provide security for the holders of First South African Holdings (Pty) Ltd Class B common stock, who are residents in South Africa and are prohibited in terms of South African law from holding shares in a foreign company. The FSAH escrow agreement provides that the parties to this agreement that are holders of FSAH Class B common stock will not sell such shares of stock, but may tender the shares to the FSAH escrow agent against payment therefore by the escrow agent, which payment may consist of the proceeds obtained from the sale of an equal number of Class B common stock of the Company, provided that the proceeds of the sale will be delivered to the holder of the Class B common stock in exchange for the shares in First South African Holdings (Pty) Ltd. These shares will be tendered to the Company and they will be immediately converted to FSAH Class A common stock.

Included in the First South Africa Corp., Ltd. Class B issued common stock is 1, 061,558 First South Africa Holdings (Proprietary) Limited Class B common stock, in terms of this escrow arrangement.


25.        CONTINGENT LIABILITIES

South African Secondary Tax on Companies at 12.5 percent is payable on all future dividends declared out of distributable reserves.

A contingent purchase consideration for the acquisition of Europair existed at year end. This contingency was met and resulted in an additional payment to the previous shareholders of approximately $80,861 which occurred subsequent to year end.

A contingent purchase consideration for the acquisition of the Business Combination of Piemans Pantry (Proprietary) Limited and Surf-Up Investments (Proprietary) Limited, is payable based on the pre-tax profit of the Business Combination as follows:

FIRST INSTALMENT

           Four times pre-tax profit for the year ending February 28, 1997 multiplied by twenty percent, which is then increased by 18.75%, to take into account the interest cost of the delayed payment.

SECOND INSTALMENT

           Four times pre-tax profit for the year ending February 28, 1998 multiplied by twenty percent, which is then increased by 18.75%, to take into account the interest cost of the delayed payment.

These instalments will be settled in part by the issue of First South African Holdings (Proprietary) Limited Class B common stock and in part by a cash consideration.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.


                                    PART III
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

           The officers and directors of the Company, their ages and present positions held with the Company are as follows:


    NAME                    AGE            POSITIONS WITH THE COMPANY
    ----                    ---            --------------------------
Michael Levy                50           Chairman of the Board of Directors

Clive Kabatznik             40           Vice Chairman of the Board of
                                         Directors, Chief Executive
                                         Officer, President, Chief
                                         Financial Officer, Controller
                                         and Director

Tucker Hall                 39           Secretary

Charles S. Goodwin          56           Director

John Mackey                 54           Director

Laurence M. Nestadt         45           Director

-----------

           The following is a brief summary of the background of each director and executive officer of the Company:

           MICHAEL LEVY is a co-founder of the Company and has served as Chairman of the Board of Directors since the Company's inception. Since 1987, Mr. Levy has been the Chief Executive Officer and Chairman of the Board of Arpac L.P., a Chicago-based manufacturer of plastic packaging machinery. (Arpac is a U.S. competitor of Starpak.)

           CLIVE KABATZNIK is a co-founder of the Company and has served as a director and its President since its inception and as its Vice Chairman, Chief Executive Officer and Chief Financial Officer since October 1995. Since June 1992, Mr. Kabatznik has served as President of Colonial Capital, Inc. a Miami-based investment banking Company that specializes in advising middle market companies in areas concerning mergers, acquisitions, private and public agency funding and debt placements. From 1989 to 1992, Mr. Kabatznik was the President of Biltmore Capital Group, a financial holding Company that he co-founded that controlled a registered NASD broker-dealer. From 1981 to 1986, Mr. Kabatznik was the Chief Financial Officer of the Learning Annex, Inc., which he co-founded. Mr. Kabatznik was born in South Africa.

           TUCKER HALL has been the Secretary of the Company since its inception and is an employee of Codan Services Limited, an affiliated company of Conyers, Dill & Pearman, Bermuda counsel to the Company, and has been employed by such Company as a manager since 1989.

           CHARLES S. GOODWIN has been a director for the Company since its inception and has been Managing Director and Chief Executive Officer of Tessellar Investment, Ltd., a money management firm operating from Cape Cod, Massachusetts since 1985. Mr. Goodwin was Senior Vice President and Director of International Research of Arnhold & S. Bleichnoder, Inc., an institutional brokerage firm from 1983 to 1984. During the period 1971 to 1983, Mr. Goodwin was a Director and Vice President of Warburg Pincus Capital Corp., EMW Ventures; a Director, Senior Vice President and Director of Research for Warburg Pincus Counsellors, and a Partner and Managing Director of E.M. Warburg Pincus & Co., an investment counseling and venture capital firm. Mr. Goodwin is the author of "The Third World Century" and "A Resurrection of the Republican Ideal" published by University Press of America, Lanham, Md. in 1994 and 1995 respectively. Mr. Goodwin received his Bachelor of Arts in Russian History from Harvard College in 1961 and his Master of Business Administration - International Finance from the Columbia University Graduate School of Business in 1965.

           JOHN MACKEY is the Chairman of the Board of QTI, Inc., a privately-held global trading firm doing business in Africa, Asia and in the United States since 1992. Mr. Mackey has also been a member of the Board of Advisors of the Leukemia Society of America since 1987, and a member of the Board of Advisors of the Syracuse University Business School since 1990. Mr. Mackey played football for 10 seasons in the National Football League and was elected to the Pro Football Hall of Fame in 1992. Mr. Mackey has been a director of the Company since January 24, 1996.

           LAURENCE NESTADT is the Chairman of the Board and the Chief Executive officer of Global Capital Limited which is a South African investment firm that was incorporated in February 1995. Global is a shareholder of the Company. See "Certain Transactions." Since 1993, Mr. Nestadt has been the Chairman of the Board and a member of the controlling shareholder group of Saflife Limited, a South African life insurance company, the Chairman of the Board of Hosken Consolidated Investments Limited, a South African company engaged in various investment activities, and the Chairman of the Board of Crendell Investment Corporation Limited, a South African company that is also engaged in various investment activities. Since 1984, Mr. Nestadt has been the Chairman of the Image Group Limited, a South African company engaged in motor franchising, retail clothing and sporting goods. Mr. Nestadt was engaged as a consultant by Investec Bank Limited ("Investec") the sixth largest bank in South Africa, from 1991 to 1993. Mr. Nestadt was a co-founder of Investec in 1976 and an Executive Director of such bank from 1976 to 1984. Investec owns 15% of the voting securities of Global. Mr. Nestadt has been a director of the Company since January 24, 1996.

OTHER KEY EMPLOYEES

           Cornelius J. Roodt, 37. Mr. Roodt was appointed Managing Director and Chief Financial Officer of First South African Holdings (Pty) Ltd., on July 1, 1996. Mr. Roodt is responsible for overseeing all the activities of FSAH's operations in South Africa. From 1994 to 1996 Mr. Roodt was a senior partner at Price Waterhouse Corporate finance, South Africa. From 1991 to 1994 he was an audit partner at Price Waterhouse, South Africa. Prior to that he was a partner at the accounting firm of Wiehahn Meyernel in South Africa.

           Samuel S. Smith, 41. Mr. Smith is a joint Managing Director of Starpak. Mr. Smith has been employed by Starpak and its predecessor since 1976. Mr. Smith is responsible for the technical operations of Starpak which include conceptual design of machinery, management of the factory and production processes, commissioning and installation of machinery at customers' premises.

           Alan R. Grant, 45. Mr. Grant is the financial director of Starpak and L.S. Pressings and is responsible for all of Starpak's accounting, administrative and financial management functions as well as its industrial relations and statutory personnel functions. Mr. Grant has been employed by Starpak since 1981.

           Rhona L. Kabatznik, 61. Ms. Kabatznik is a General Manager and Director of L.S. Pressings. Ms. Kabatznik's responsibilities include production and sales administration. Ms. Kabatznik is the mother of Clive Kabatznik, the Vice Chairman President and Chief Executive Officer of the Company, and a first cousin of Michael Levy, the Chairman of the Company's Board of Directors.

           Raymond Shaftoe, 45. Mr. Shaftoe has been a joint Managing Director of Starpak since 1986 and has been employed by Starpak since 1980. Mr. Shaftoe has also served on the Board of Directors of Starpak since 1986. His current responsibilities include supervision of the sales and marketing of Starpak's products, administration and product development.

           Bruce Thomas, 44. Mr. Thomas is the Chief Executive Officer of Europair. He has held this position since 1991 and was the principal shareholder of Europair until its sale to the Company. Prior to that he was the Chief Financial Officer for Europair and held that position from 1976. His responsibilities include the management of Europair, product development, sales and financial oversight.

           Each of the above key employees, other than Bruce Thomas and Cornelius J. Roodt, has entered into a three-year service contract with their respective companies, commencing March 1, 1995. Bruce Thomas and Europair have executed a Management Agreement which shall be in effect for a three year period commencing January 24, 1996. FSAH entered into an employment agreement with Mr. Roodt commencing July 1, 1996.

           John Welch, 48. Mr. Welch is the founder and Managing Director of Piemans Pantry , a company he established in 1982. His responsibilities include overall supervision of all aspects of the business. Mr. Welch entered into a two year employment agreement with the Company, commencing March 1, 1996. Mr. Welch was a shareholder of Piemans Pantry prior to its sale to the Company.

           Michael Morgan,49. Mr. Morgan is Director of Human Resources at Piemans Pantry, a position he has held since joining the company in 1989 and is responsible for all aspects of labor relations and employee benefits. Mr. Morgan entered into a two year employment agreement with the Company, commencing March 1, 1996. Mr. Morgan was a shareholder of Piemans Pantry prior to its sale to the Company.

           Helen Britz, 41. Ms. Britz is National Sales Manager for Piemans Pantry and has held that position since 1992 when she joined the company. Prior to that Ms. Britz was the National Sales Manager for a rival pie manufacturer. Ms. Britz oversees the company's national sales staff.

           Malcolm Moore, 38. Mr. Moore is the Financial Manager of Piemans Pantry a position he has held for the last three years. Prior to that Mr. Moore was Financial Manager of Burhose, a leading South African hosiery manufacturer.

           Trevor  Knight,  36. Mr.  Knight is the  Factory  Manager for Piemans
Pantry a position he has held for the last five years. Mr. Knight was an independent food consultant prior to joining the Company. He is responsible for all aspects of plant production at Piemans.

           All directors of the Company hold office until the next annual meeting of shareholders or until their successors are elected and qualified. The officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders, and hold office until their death, until they resign or until they have been removed from office. The Company has no executive committee. Pursuant to the Underwriting Agreement, dated January 24, 1996 by and among the Company, FSA Stock Trust and D.H. Blair Investment Banking Corp. (the "Underwriter") and executed with respect to certain provisions thereof by Messrs Clive Kabatznik and Michael Levy, the Company is required to nominate a designee of the Underwriter of its initial public offering to the Board of Directors for a period of five years from the date of the completion of the Offering. The Underwriter has not yet selected such a designee.

           Except for Mr. Levy, directors of the Company do not receive fixed compensation for their services as directors other than certain options under the Company's stock option plan. Mr. Levy receives an annual service fee of $30,000 and options to purchase 5,000 shares of the Company's Common Stock for every year of service as a director of the Company. However, directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.

COMMITTEES OF THE BOARD

           The Board has an Audit Committee (the "Audit Committee") and a Compensation Committee (the "Compensation Committee"). The Audit Committee is composed of Clive Kabatznik, Charles Goodwin and John Mackey. The Audit Committee is responsible for recommending annually to the Board of Directors the independent auditors to be retained by the Company, reviewing with the independent auditors the scope and results of the audit engagement and establishing and monitoring the Company's financial policies and control procedures. The Compensation Committee is composed of Charles Goodwin and John Mackey. These persons are intended to be Non-Employee Directors within the meaning of Rule 16b-3(b)(3)(i) promulgated under the Securities Exchange Act of 1934 (the Securities Exchange Act). The responsibilities of the Compensation Committee are described below under the heading Stock Option Plan.

EXECUTIVE COMPENSATION

           The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to its Chief Executive Officer during the Period from September 6, 1995 through June 30, 1996. Apart from Mr. Kabatznik, whose annual salary is $180,000, no executive officer of the Company received compensation in excess of $100,000

                           SUMMARY COMPENSATION TABLE

                                                             LONG- TERM
                                     ANNUAL COMPENSATION     COMPENSATION
                                     -------------------     ------------
NAME AND PRINCIPAL POSITION           YEAR        SALARY     STOCK OPTIONS
---------------------------           ----        ------     -------------

Clive Kabatznik, President
and Chief Executive Officer           1996       $135,000       205,000


EMPLOYMENT AGREEMENTS

           First South Africa Management ("FSAM"), the Company's management subsidiary, has entered into an Employment Agreement with Clive Kabatznik, the Vice Chairman President and Chief Executive Officer of the Company and of FSAM. Under the terms of such agreement, Mr. Kabatznik shall devote substantially all of his business time, energies and abilities to the Company and its subsidiaries and shall receive an annual salary of $180,000 and options to purchase 55,000 shares of Common Stock at an exercise price of $5.00 per share. Mr. Kabatznik's salary under his Employment Agreement shall not increase until February 24, 1997. In addition, Mr. Kabatznik has been granted additional options to purchase 150,000 shares of Common Stock of the Company at the exercise price of $5.00 per share, exercisable after the seventh anniversary following the grant date, provided that vesting of such options will be accelerated as follows: (i) 50,000 options will be exercisable on such earlier date that the Company realizes earnings per share of $.75 or more on a fiscal year basis, (ii) an additional 50,000 options will be exercisable on such earlier date that the Company realizes earnings per share of $1.00 or more on a fiscal year basis and
(iii) an additional 50,000 options will be exercisable on such earlier date that the Company realizes earnings per share of $1.50 or more on a fiscal year basis. The Company intends, during the term of Mr. Kabatznik's employment agreement, to pay Mr. Kabatznik an annual incentive bonus of five percent of the Minimum Pretax Income (as defined in Principal Shareholders - Earnout Escrow Shares below) above $4,000,000, as shall be reported in the Company's audited financial statements for each fiscal year in which Mr. Kabatznik is employed, exclusive of any extraordinary earnings or charges which would result from the release of the Earnout Escrow Shares.

           FSAM has entered into a consulting agreement with Mr. Levy, pursuant to which he shall serve as a consultant to FSAM and shall receive compensation of $30,000 per annum. The term of the agreement is for a period of three years.

           First South African Holdings, ("FSAH"), the Company's South African holding subsidiary, has entered into an Employment Agreement with Cornelius Roodt, the Managing Director and Chairman of the Board of FSAH. Under the terms of such agreement, Mr. Roodt shall devote substantially all of his business time, energies and abilities to the Company and its subsidiaries and shall receive an annual salary of $150,000 and options to purchase 150,000 shares of FSAH Class B Stock at an exercise price of Rand13.05 per share. Mr. Roodt's salary under his Employment Agreement shall be reviewed on an annual basis. In addition, the 150,000 shares of FSAH Class B Stock are exercisable after the fifth anniversary following the grant date, provided that vesting of such options will be accelerated as follows: (i) 50,000 options will be exercisable on such earlier date that the Company realizes earnings per share of $.75 or more on a fiscal year basis, (ii) an additional 50,000 options will be exercisable on such earlier date that the Company realizes earnings per share of $1.00 or more on a fiscal year basis and (iii) an additional 50,000 options will be exercisable on such earlier date that the Company realizes earnings per share of $1.50 or more on a fiscal year basis. The Company intends, during the term of Mr. Roodt's employment agreement, to pay Mr. Roodt an annual incentive bonus of four percent of the Minimum Pretax Income above $5,000,000, as shall be reported in the Company's audited financial statements for each fiscal year in which Mr. Roodt is employed, exclusive of any extraordinary earnings or charges which would result from the release of the Earnout Escrow Shares.

STOCK OPTION PLAN

           The  Board  of   Directors   of  the  Company  has  adopted  and  the
shareholders (prior to the Company's Initial Public Offering) approved the Company's 1995 Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan provides for the grant of (i) options that are intended to qualify as incentive stock options (Incentive Stock Options) within the meaning of Section 422 of the Code to key employees and (ii) options not intended to so qualify (Nonqualified Stock Options) to key employees (including directors and officers who are employees of the Company), and to directors and consultants who are not employees. The total number of shares of Common Stock for which options may be granted under the Stock Option Plan is 350,000 shares.

           The Stock Option Plan is to be administered by the Compensation Committee of the Board of Directors. The Committee shall determine the terms of options exercised, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise. No option granted under the Stock Option Plan is transferable by the optionee other than by will or the laws of descent and distribution and each option is exercisable during the lifetime of the optionee only by such optionee or his legal representatives.

           The exercise price of Incentive Stock Options granted under the Stock Option Plan must be at least equal to the fair market value of such shares on the date of grant (110% of fair market value in the case of an optionee who owns or is deemed to own stock possessing more than 10% of the voting rights of the outstanding capital stock of the Company (or any of its subsidiaries). The term of each option granted pursuant to the Stock Option Plan shall be established by the Committee, in its sole discretion; provided, however, that the maximum term for each Incentive Stock Option granted pursuant to the Stock Option Plan is ten years (five years in the case of an optionee who owns or is deemed to own stock possessing more than 10% of the total combined voting power of the outstanding capital stock of the Company (or any of its subsidiaries). Options shall become exercisable at such times and in such installments as the Committee shall provide in the terms of each individual option. The maximum number of shares for which options may be granted to any individual in any fiscal year is 210,000.

           The Stock Option Plan also contains an automatic option grant program for the non-employee directors. Each non-employee director of the Company is automatically granted an option for 5,000 shares of Common Stock. Thereafter, each person who is a non-employee director of the Company following an annual meeting of shareholders will be automatically granted an option for an additional 5,000 shares of Common Stock. Each grant will have an exercise price per share equal to the fair market value of the Common Stock on the grant date and will have a term of five years measured from the grant date, subject to earlier termination if an optionee's service as a Board member is terminated for cause.

           The Company has granted options to purchase 225,000 shares of Common Stock under the Plan as described in the table set forth below:


                                OPTIONS GRANTED

                                                                                           POTENTIAL REALIZABLE
                                                                                          VALUE AT ASSUMED ANNUAL
                                           PERCENT OF TOTAL                                 RATE OF STOCK PRICE
                                          OPTIONS GRANTED TO   PER SHARE                  APPRECIATION FOR OPTION
                                OPTIONS      EMPLOYEES IN       EXERCISE   EXPIRATION              TERM
NAME                            GRANTED     FISCAL YEAR (1)      PRICE        DATE      5% 10%     ----    10%
----                            --------    ---------------      -----        ----     -------------------------
Michael Levy....................  5,000          2.22%           5.00          (2)      6,900           15, 275
Clive Kabatznik.................205,000         91.12%           5.00          (3)  1,547,571         1,363,332
Laurence M. Nestadt.............  5,000          2.22%           5.00          (2)      6,900            15,275
Charles S. Goodwin..............  5,000          2.22%           5.00          (2)      6,900            15,275
John Mackey.....................  5,000          2.22%           5.00          (2)      6,900            15,275

-----------

(1)        The numbers have been rounded for the purpose of this table.

(2) Options granted will expire five years from the date granted and are immediately exercisable.

(3)        55,000 options  granted will expire five years from the date granted;
           150,000 additional options will be exercisable following the seventh anniversary of the grant date and until the tenth anniversary of such date, subject to accelerated vesting upon the Company's realization of certain earnings per share targets.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth certain information as to the stock ownership of (i) each person known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock or Class B Common Stock,
(ii) each director of the Company, (iii) each named executive officer and (iv) all executive officers and directors as a group.

                         AMOUNT AND NATURE OF BENEFICIAL
                                  OWNERSHIP (1)

NAME AND  ADDRESS OF                                            CLASS B    PERCENTAGE OF    PERCENTAGE OF
BENEFICIAL SHAREHOLDER                                           COMMON      OWNERSHIP      VOTING POWER
----------------------                      COMMON STOCK      STOCK (2)(3)    (3)(4)            (4)
                                            ------------      ------------    ------        ------------
FSA Stock Trust                                     0         953,660(5)(6)     23.0%         40.0%
9511 West River Street
Shiller Park, IL 60176

Clive Kabatznik                                55,000(7)      210,000            6.4%          9.3%
2665 S. Bayshore
Suite 405
Coconut Grove, FL 37137

Michael Levy                                    5,000(8)    1,300,116(6)(9)     31.4%         54.6%
9511 West River Street
Shiller Park, IL 60176

Laurence M. Nestadt                             5,000(8)       50,000(10)        1.3%          2.1%
c/o Global Capital Limited
162 Anderson Street
Johannesburg 2001
South Africa

Charles S. Goodwin                              5,000(8)            0               *             *
801 Old Post Road
Cotuit, MA 02635

John Mackey                                     5,000(8)            0               *             *
1198 Pacific Coast Highway
Seal Beach, CA 90470

All executive officers and directors as a
group (5 persons)                              75,000(11)   1,560,116           39.5%         66.1%

---------------------------------------

*          Less than 1%

(1) Beneficial ownership is calculated in accordance with Rule 13d-3 under the 1934 Act.

(2) Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of Class B Common Stock indicated below.

(3) Includes 1,100,000 Earnout Escrow Shares that may be voted but not disposed of by the registered holders during the term of the Earnout Escrow Agreement. See Principal Shareholders - Earnout Escrow Shares.

(4) For the purposes of this calculation, the Common Stock and the Class B Common Stock are treated as a single class of Common Stock. The Class B Common Stock is entitled to five votes per share, whereas the Common Stock is entitled to one vote per share.

(5) Includes (i) 570,137 shares of Class B Common Stock owned by the FSA Stock Trust and (ii) 383,523 shares of Class B Common Stock to be issued to the FSAH Escrow Agent pursuant to the terms of the FSAH Escrow Agreement. See Certain Transactions - FSAH Escrow Agreement.

(6) For purposes of Rule 13d-3 under the Exchange Act, such individual or entity is deemed to be the beneficial owner of the shares held pursuant to the terms of the FSAH Escrow Agreement, although such individual or entity disclaims ownership of such shares under South African law.

(7) Includes 55,000 shares of Common Stock issuable upon exercise of options that are immediately exercisable. Does not include 150,000 shares issuable upon exercise of options not exercisable within 60 days.

(8) Includes 5,000 shares of Common Stock issuable upon exercise of options that are immediately exercisable.

(9) Includes (i) 570,137 shares of Class B Common Stock owned by the FSA Stock Trust, (ii) 383,523 shares of Class B Common Stock to be issued to the FSAH Escrow Agent pursuant to the terms of the FSAH Escrow Agreement, for which the FSA Stock Trust may be deemed the beneficial owner and for which Mr. Levy has been granted a voting proxy and (iii) 36,452 shares of Class B Common Stock to be issued to the FSAH Escrow Agent pursuant to the terms of the FSAH Escrow Agreement, which shares correspond to a like number of shares of FSAH Class B Stock which will be purchased by Mr. Levy upon the closing of the Europair acquisition. Also includes 310,004 additional shares of Class B Common Stock issued to the FSAH Escrow Agent, for which Mr. Levy has been granted a voting proxy. Mr. Levy's wife is the trustee, and his wife and their children are the beneficiaries, of the FSA Stock Trust. Mr. Levy disclaims ownership of all shares held by the FSA Stock Trust, as well as the additional shares held by the FSAH Escrow Agent for which he has been given a voting proxy. See Certain Transactions.

(10) Represents 50,000 shares of FSAH Class B Stock owned by Global, which shares are held pursuant to the terms of the FSAH Escrow Agreement. See Certain Transactions - FSAH Escrow Agreement. Mr. Nestadt is the Chief Executive Officer of Global.

(11)       Represents   shares  issuable  upon  exercise  of  options  that  are
immediately exercisable. Does not include 150,000 shares issuable upon exercise of options not exercisable within 60 days.

EARNOUT ESCROW SHARES

           The Earnout Escrow Shares are held in escrow and are not assignable nor transferable (but may be voted) until such time as the Earnout Escrow Shares are released from escrow in accordance with the terms of the Earnout Escrow Agreement, as amended. The following contributions of Earnout Escrow Shares were made by the following stockholders subject to the terms of the Earnout Escrow
Agreement: (i) Clive Kabatznik contributed 206,320 shares; (ii) the American Stock Transfer & Trust Company contributed 346,285 shares; (iii) the FSA Stock Trust contributed 349,958 shares; (iv) the Stopia Trust contributed 61,440 shares; (v) the 2RAS Trust contributed 61,440 shares; (vi) the Presspack Trust contributed 58,973 shares; and (viii) the Two Year Trust contributed 15,584 shares. All Earnout Escrow Shares remaining in escrow on September 30, 2000 will be forfeited and canceled and contributed to the Company's capital. The arrangement relating to the Earnout Escrow Shares was required by the Underwriter as a condition to the Company's initial public offering.

           An initial 430,000 Earnout Escrow Shares will be released in the event that: (A) the Company's net income before provision for income taxes and exclusive of any extraordinary earnings or charges which would result from the release of Earnout Escrow Shares and certain other one-time charges as described in the Earnout Escrow Agreement, as amended, (all as audited by the Company's independent public accountants) (the Minimum Pretax Income) equals or exceeds $1,800,000 for the fiscal year ending June 30, 1996; or (B) the Minimum Pretax Income equals or exceeds $2,200,000 for the fiscal year ending June 30, 1997; or
(C) the Minimum Pretax Income equals or exceeds $3,000,000 for the fiscal year ending June 30, 1998; (D) the Minimum Pretax Income equals or exceeds $4,300,000 for the fiscal year ending June 30, 1999; or (E) the Minimum Pretax Income equals or exceeds $5,700,000 for the fiscal year ending June 30, 2000; or (F) the Closing Price (as defined below) of the Company's Common Stock shall average in excess of $10.00 per share for any 30 consecutive business days during the period commencing on the effective date of the Offering (the Effective Date and ending 18 months from the Effective Date); or (G) the Closing Price Stock shall average in excess of $13.00 per share for any 30 consecutive business days during the period commencing 18 months after the Effective Date and ending 36 months from the Effective Date.

           The remaining 670,000 of the Earnout Escrow Shares will be released in the event that: (A) the Minimum Pretax Income equals or exceeds $3,000,000 for the fiscal year ending June 30, 1996; or (B) the Minimum Pretax Income equals or exceeds $4,000,000 for the fiscal year ending June 30, 1997; or (C) the Minimum Pretax Income equals or exceeds $5,600,000 for the fiscal year ending June 30, 1998; or (D) the Minimum Pretax Income equals or exceeds $8,000,000 for the fiscal year ending June 30, 1999; or (E) the Minimum Pretax Income equals or exceeds $11,000,000 for the fiscal year ending June 30, 2000; or (F) the Closing Price of the Company's Common Stock shall average in excess of $12.50 per share for any 30 consecutive business days during the period commencing on the Effective Date and ending 18 months from the Effective Date; or (G) the Closing Price of the Company's Common Stock shall average in excess of $16.50 per share for any 30 consecutive business days during the period commencing 18 months after the Effective Date and ending 36 months from the Effective Date.

           The term Closing Price shall be subject to adjustments in the event of any stock dividend, stock distribution, stock split or other similar event and shall mean: (1) if the principal market for the Common Stock is a national securities exchange or the Nasdaq National Market, the closing sales price of the Common Stock as reported by such exchange or market, or on a consolidated tape reflecting transactions on such exchange or market; or (2) if the principal market for the Common Stock is not a national securities exchange or the Nasdaq National Market and the Common Stock is quoted on the Nasdaq SmallCap Market, the closing bid price of the Common Stock as quoted on the Nasdaq SmallCap Market; or (3) if the principal market for the Common Stock is not a national securities exchange or the Nasdaq National Market and the Common stock is not quoted on the Nasdaq SmallCap Market, the closing bid for the Common Stock as reported by the National Quotation Bureau, Inc. (NQB) or at least two market makers in the Common Stock if quotations are not available from NQB but are available from market makers.

           For purposes of calculating Minimum Pretax Income, if after the initial public offering additional shares of Common Stock are issued, then, with certain limitations, the foregoing Minimum Pretax Income levels for any year would increase proportionately. In addition, Minimum Pretax Income shall include, in the event of an acquisition during any fiscal year, pro forma pretax income giving full effect to such acquisition (including all transaction and operating expenses) as if the acquisition had been consummated at the beginning of such fiscal year.

           Any money, securities, rights or property distributed in respect of the Earnout Escrow Shares, including any property distributed as dividends or pursuant to any stock split, merger, recapitalization, dissolution, or total or partial liquidation of the Company, shall be held in escrow until release of the Earnout Escrow Shares. If none of the applicable Minimum Pretax Income or Bid Price levels set forth above have been met by September 30, 2000 the Earnout Escrow Shares, as well as any dividends or other distributions made with respect thereto, will be canceled and contributed to the capital of the Company. The Company expects that the release of the Earnout Escrow Shares to officers, directors, employees and consultants of the Company will be deemed compensatory and, accordingly, will result in a substantial charge to reportable earnings, which would equal the fair market value of such shares on the date of release. Such charge could substantially increase the loss or reduce or eliminate the Company's net income for financial reporting purposes for the period(s) during which such shares are, or become probable of being, released from escrow. Although the amount of compensation expense recognized by the Company will not affect the Company's total stockholders equity, it may have a negative effect on the market price of the Company's securities.

           The earnings levels and the share prices set forth above were determined by negotiation between the Company and the Underwriter and should not be construed to imply or predict any future earnings by the Company or any increase in the market price of its securities. It is managements's belief that the Pro Forma results for June 30, 1996, have met the earnout requirements of the Earnout Escrow Agreement, as amended. Management expects the release of such 1,100,000 shares from escrow during the second quarter of the Company's current fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ARPAC, L.P. AGREEMENT

           In June 1995, Starpak entered into a verbal agreement with Arpac, L.P. a Company controlled by Michael Levy, pursuant to which Arpac distributes Starpak products in Chile and Mexico at Starpak's customary prices and Arpac sells certain products to Starpak at Arpac's customary prices.

PACKTECH (PROPRIETARY) LIMITED

           Michael Levy Family Holdings (Pty) Limited and Mr. Shaftoe own 60% and 40%, respectively, of Packtech. Packtech imports packaging machinery such as fillers, labelers, cappers and other similar items which are complementary to Starpak's products and tamper evident films and high shrink plastic from DuPont. Starpak's sales representatives promote but do not sell Packtech's products. Mr. Shaftoe conducts the majority of the Packtech activity from Starpak's premises without consideration to Starpak. Packtech pays all of its own operating expenses.

FSAM MANAGEMENT AGREEMENT

           The Company and FSAM have entered into a Management Agreement pursuant to which FSAM will provide certain management and administrative services to the Company for an annual fee of $48,000, and reimbursement of FSAM's costs, other than out-of-pocket expenses, at an amount equal to cost plus 10% (including the costs of employees) incurred in providing such management and administrative services to the Company. The costs of such services that may be requested from time to time by the Company pursuant to the Management Agreement are at a rate that could reasonably be expected to be charged by an unaffiliated third party. The services to be provided by FSAM to the Company under the FSAM Management Agreement include general business management and administrative services, shareholder relation services, financial services and accounting services. The Management Agreement will expire on December 31, 2005, unless sooner terminated on 90 days advance notice by either party.

J. LEVY LOAN

           In 1986, Mr. J. Levy, Michael Levy's father, extended to Starpak a loan in the principal amount of R600,000 (which equaled approximately $300,000 at the prevailing exchange rate at the time of the loan), which loan bears interest at 1% per annum below the prime bank overdraft rate and is secured by a second mortgage on certain property owned by Starpak having a book value of $767,180. The original loan contained no fixed terms of repayment. Upon the closing of this Offering, the terms of the loan will be amended as follows: the loan will bear interest at 1% below the prime bank overdraft rate (currently 19.25% per annum) and will be repayable over a period of 30 months. The first twenty four installments will be $5,563, inclusive of principal and interest, commencing in November 1995. The balance outstanding after twenty four months will then be repayable in six equal monthly installments.


MICHAEL LEVY LOAN AND MANAGEMENT FEES

           During the period commencing March 1, 1995 and ending September 30, 1995, Michael Levy received certain non-interest bearing loans from Starpak and L.S. Pressings in the aggregate amount of $47,000. Mr. Levy shall repay such amount by June 30, 1997. In the years ended February 28, 1995, 1994 and 1993, Starpak and L.S. Pressings paid Mr. Levy management fees of $83,570, $93,670 and $107,250, respectively.


PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (A) 1. FINANCIAL STATEMENTS

           The following financial statements of the Company are included as required to be filed by Item 8:

           FIRST SOUTH AFRICA CORP., LTD.

           Report of the independent auditors Consolidated Balance Sheet at June 30, 1996
           Consolidated Statement of Income for the period January 24, 1996 (Date of initial public offering) to June 30, 1996 and pro forma Consolidated Statements of Income for the years ended June 30, 1996 and 1995
           Consolidated Statement of Cash Flow for the period January 24, 1996 (Date of initial public offering) to June 30, 1996

           Statement of Changes in Stockholders' Investment for the period January 24, 1996 (Date of initial public offering) to June 30, 1996 Notes to the Consolidated Financial Statements for the period January 24, 1996 (Date of initial public offering) to June 30, 1996

           STARPAK (PROPRIETARY) LIMITED AND ITS SUBSIDIARY COMPANIES AND L.S. PRESSINGS (PROPRIETARY) LIMITED

           Report of the independent auditors
           Combined Balance Sheets at February 28, 1995 and 1994
           Combined Statements of Income for the period March 1, 1995 to January 24, 1996 and the years ended February 28, 1995 and 1994
           Combined Statements of Cash Flows for the period March 1, 1995 to January 24, 1996 and the years ended February 28, 1995 and 1994 Combined Statements of Changes in Stockholders' Investment for the period March 1, 1995 to January 24, 1996 and the years ended February 28, 1995 and 1994
           Notes to the Combined Financial Statements

           EUROPAIR AFRICA (PROPRIETARY) LIMITED

           Report of the independent auditors
           Balance Sheets at June 30, 1995 and 1994
           Statement of Income for the period July 1, 1995 to January 24, 1996 and the years ended June 30, 1995 and 1994
           Statement of Cash Flows for the period July 1, 1995 to January 24, 1996 and the years ended June 30, 1995 and 1994
           Statement of Changes in Stockholders' Investment for the period June 1, 1995 to January 24, 1996 and the years ended June 30, 1995 and 1994
           Notes to the Financial Statements

2.         FINANCIAL STATEMENT SCHEDULES:

           All schedules have been omitted since the required information is included in the consolidated financial statements or notes thereto.

3.         EXHIBITS:

Exhibit Number
--------------

     3.1*       Memorandum of Association of the Registrant
     3.2*       By-Laws of the Registrant
     4.1*       Form of Bridge Note
     4.2*       Form of Warrant Agreement
     4.3*       Form of Unit Purchase Option
     10.1*      Starpak Acquisition Agreements
     10.2*      Starpak Escrow Agreement
     10.3*      L.S. Pressings Acquisition Agreements
     10.4*      L.S. Pressings Escrow Agreements
     10.5*      Europair Acquisition Agreements
     10.6*      Europair Escrow Agreement
     10.7*      Form of Escrow Agreement regarding the Earnout Escrow Shares
     10.8*      Form of FSAH Escrow Agreement
     10.9*      Form of Employment Agreement to Clive Kabatznik
     10.10*     Form of FSM Management Agreement
     10.11*     Form of Consulting Agreement with Michael Levy
     10.12*     Form of Consulting Agreement with Global Capital Limited
     10.13*     1995 Stock Option Plan
     10.14*     Form of Addendum to Starpak Acquisition Agreement

     10.15*     Form of Addendum to Europair Acquisition Agreement
     10.17**    Form of Piemans Pantry Acquisition Agreement
     21.1*      Subsidiaries of the Registrant
     23.1***    Consent of Price Waterhouse
     27.1***    Financial Data Schedule

-------------------------------
* Incorporated by reference to Registration Statement on Form S-1 filed on November 9, 1995 (File No. 33- 99180) as amended.

** Incorporated by reference to Form 8-K filed by the Company on June 11, 1996.

***   Filed herewith

      (B) REPORTS ON FORM 8-K

The Registrant filed a Current Report on Form 8-K with the Commission on June 11, 1996.

The following item was reported by the Company on the Form 8-K:

On June 3, 1996, the Company through its wholly owned subsidiary corporation, First South African Holdings (Pty) Ltd., acquired all of the outstanding stock and assets of Piemans Pantry Proprietary Ltd., and Surfs-Up Proprietary Ltd.


The following financial statements of the Company were included as required to be filed on Form 8-K:

FIRST SOUTH AFRICA CORP., LTD.

      Pro forma Consolidated Balance Sheet (unaudited)
      Pro forma Consolidated Statements of Income (unaudited)
      Notes to Pro forma Consolidated Balance Sheet and Statements of Income (unaudited)

PIEMANS PANTRY AND SURFS UP INVESTMENTS (PROPRIETARY) LIMITED

      Unaudited Combined Balance sheets at May 31, 1996
      Unaudited Combined Statement of Income for the Quarter Ended May 31, 1996 and 1995
      Notes to the Unaudited Combined Financial Statements for the Quarter Ended May 31, 1996
      Unaudited Combined Statements of Cash Flows for the Quarter Ended May 31, 1996 and 1995
      Audited Combined Balance Sheets at February 29, 1996 and February 28, 1995 Audited Combined Statements of Income for the Years Ended February 29, 1996, February 28, 1995 and 1994
      Audited Combined Statements of Cash Flows for the Years Ended February 29, 1996, February 28, 1995 and 1994
      Audited Combined Statements of Changes in Stockholders Investments for the Years Ended February 29, 1996, February 28, 1995 and 1994
      Notes to the Combined Annual Financial Statements for the Years Ended February 29, 1996, February 28, 1995 and 1994

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Coconut Grove, State of Florida, on the 7th day of October, 1996.

                                          FIRST SOUTH AFRICA CORP., LTD.


                                          BY:   /S/ CLIVE KABATZNIK
                                              ---------------------------
                                                    Clive Kabatznik
                                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

SIGNATURE                         TITLE                         DATE


/S/  MICHAEL LEVY             Chairman of the Board of      October 7, 1996
---------------------------   Directors
Michael Levy

/S/  CLIVE KABATZNIK          President, Vice Chairman,     October 7, 1996
---------------------------   Chief Executive Officer,
Clive Kabatznik               Chief Financial Officer,
                              Director and Controller

                              Director                      October  , 1996
---------------------------
Charles S. Goodwin

/S/ JOHN MACKEY               Director                      October 7, 1996
---------------------------
John Mackey

/S/ LAURENCE M. NESTADT       Director                      October 7, 1996
-----------------------
Laurence M. Nestadt