Form 10-Q
period 1996-09-30
FIRST SOUTH AFRICA CORP LTD
filed 1996-11-14
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                                                  OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _______


                         Commission file number 0-27494

                         FIRST SOUTH AFRICA CORP., LTD.
             (Exact name of Registrant as Specified in Its Charter)

            Bermuda                                     Not Applicable
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

             Clarendon House, Church Street, Hamilton HM II, Bermuda (Address of Principal Executive Offices with Zip Code)

        Registrant's Telephone Number, Including Area Code: 441-295-1422


               ---------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           Yes [X]     No [_]


The number of shares of common stock outstanding as of November 12, 1996 was 4,142,500, consisting of 2,300,000 shares of Common Stock and 1,842,500 shares of Class B Common Stock.

                         FIRST SOUTH AFRICA CORP., LTD.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


PART 1.    FINANCIAL INFORMATION                                            PAGE

Item 1.      First South Africa Corp., Ltd.
             Consolidated Balance Sheets - Unaudited                          3

             Consolidated Statements of Income for the three months
             ended September 30, 1996 and 1995 - Unaudited                    4

             Consolidated Statements of Cash Flows for the three months
             ended September 30, 1996 and 1995 - Unaudited                    5

             Consolidated Statements of Changes in Stockholder's
             Investment for the period June 30, 1996 to September 30, 1996    6

             Notes to the Combined Financial Statements                    7-13

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operation                           14-16


PART II.   OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K                               16



SIGNATURES                                                                   17

FIRST SOUTH AFRICA CORP., LTD

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                                September 30,     June 30,
                                                    1996           1996
                                                      $              $
                                                 -----------    -----------
ASSETS

Current assets

   Cash on hand                                    5,292,754      4,682,035

   Receivables                                     7,635,131      5,833,542

   Less: Allowances for bad debts                   (397,882)      (402,333)
                                                 -----------    -----------
                                                   7,237,249      5,431,209

Inventories (net)                                  3,780,136      2,510,868

Prepaid expenses and other current assets          1,586,463        451,551
                                                 -----------    -----------

         Total current assets                     17,896,602     13,075,663

Property, plant and equipment                     10,477,089      9,000,334

Less: Accumulated depreciation                    (2,252,136)    (2,119,912)
                                                 -----------    -----------

                                                   8,224,953      6,880,422

Goodwill                                             435,981        408,541
Recipes and other intellectual property            5,155,407      2,848,532
Other assets                                         265,264        318,286
Deferred income taxes                                 85,238         73,550
                                                 -----------    -----------

                                                  32,063,445     23,604,994
                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities


      Current portion of long term debt               99,138      2,101,799
      Bank overdraft and factoring facility        3,233,407        745,724
      Trade accounts payable                       2,772,658      2,162,257
      Other provisions and accruals                4,790,611      1,923,371
      Income taxes payable                         1,779,828      1,518,095
                                                 -----------    -----------

         Total current liabilities                12,675,642      8,451,246

      Long term debt                               5,115,962      2,361,372

         Total liabilities                        17,791,604     10,812,618

Stockholder's investment

      Common stock                                    41,748         41,701
      Capital in excess of par                    19,558,560     18,518,986
      Retained earnings                           (3,058,272)    (3,887,407)
      Foreign currency translation adjustments    (2,277,502)    (1,888,211)
      Income restricted as to distribution             7,307          7,307
                                                 -----------    -----------

                                                  32,063,445     23,604,994
                                                 ===========    ===========

See accompanying notes to the financial statements

FIRST SOUTH AFRICA CORP., LTD

CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1996 AND 1995


                                                 Company Predecessor(1)
                                               September      September
                                               30, 1996       30, 1995
                                                   $              $
                                              -----------    -----------

REVENUES                                       11,690,884      2,930,544
                                              ===========    ===========

Operating expenses

Cost of sales                                   6,213,717      1,712,944

Selling, general and administrative expense     4,254,284        722,886
                                              -----------    -----------
                                               10,468,001      2,435,830

OPERATING  INCOME                               1,222,883        494,714

Other income                                      199,909           --

Interest expense                                 (215,087)       (68,956)
                                              -----------    -----------

Income before income taxes                      1,207,706        425,758

Provision for taxes on income                    (378,571)      (149,015)
                                              -----------    -----------

NET INCOME                                        829,135        276,743
                                              ===========    ===========

Net profit per share                                  .18            .33

Weighted average number
of shares outstanding                           4,679,356        842,500


--------
(1) The consolidated statement of income for the three months ended September 30, 1995 reflects the combined operations of Starpak and L.S. Pressings, the "predecessor companies" (see notes).

FIRST SOUTH AFRICA CORP., LTD

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 1996 AND 1995
(UNAUDITED)

                                                                  Company Predecessor
                                                              September 30,  September 30,
                                                                  1996          1995
                                                                   $             $
                                                               ----------    ----------
Cash flows from operating activities:

Net income                                                        829,135       276,743

Adjustments to reconcile net income to cash provided by operating activities:

   Depreciation                                                   230,856        58,739
   Amortization of other assets                                   104,022          --
   Deferred income taxes                                          (11,688)           23
   Effect of changes in assets and liabilities                    904,731      (309,554)
                                                               ----------    ----------

Net cash provided by operating activities                       2,057,056        25,951
                                                               ----------    ----------


Cash flows from investing activities:

Net additions to property, plant and equipment                   (144,745)     (111,458)
Other assets (acquired)/disposed                                  (44,854)       15,858
Increase in loans to related companies                               --          (3,761)
Acquisition of subsidiaries (net cash of $238,279)             (2,673,865)         --
                                                               ----------    ----------

Net cash used in investing activities                          (2,863,464)      (99,361)
                                                               ----------    ----------


Cash flows from financing activities:

Net borrowings in bank overdrafts                               2,049,273       (57,211)
Net borrowings of long term debt                                1,365,585        74,854
Net repayments in loans from related companies                       --            (584)
Net repayment in short term debt                               (2,002,662)      (31,374)
Common stock issue                                                   --          12,125
                                                               ----------    ----------
Net cash provided by financing activities                       1,412,196        (2,190)
                                                               ----------    ----------
Effect of exchange rate changes on cash                             4,931        (2,407)
                                                               ----------    ----------
Net increase/(decrease) in cash on hand                           610,719       (78,007)
Cash on hand at beginning of period                             4,682,035       744,251
                                                               ----------    ----------
Cash on hand at end of period                                   5,292,754       666,244
                                                               ==========    ==========

The consolidated statements of cash flow for the three months ended September 30, 1995 reflects the combined cash flows of Starpak and LS Pressings, the predecessor companies.

FIRST SOUTH AFRICA CORP., LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
FOR THE PERIOD JUNE 30, 1995 TO SEPTEMBER 30, 1996


                                         Capital stock
                                          First South                                  Income       Foreign
                                          Africa Corp.,  Capital in     Retained    restricted as   Currency
                                              Ltd.      excess of par   earnings         to        Translation
                                               $             $             $        distribution   Adjustments       Total
                                          -----------   -----------   -----------    -----------   -----------    -----------
Balance at June 30, 1995                       41,701    18,518,986    (3,887,407)         7,307    (1,888,211)    12,792,376
Issuance of stock to acquire subsidiary
companies                                          47     1,039,574          --             --            --        1,039,621
Net profit for the period                        --            --         829,135           --            --          829,135
Translation adjustment                           --            --            --             --        (389,291)      (389,291)
                                          -----------   -----------   -----------    -----------   -----------    -----------

Balance at September 30, 1996                  41,748    19,558,560    (3,058,272)         7,307    (2,277,502)    14,271,841
                                          ===========   ===========   ===========    ===========   ===========    ===========

FIRST SOUTH AFRICA CORP., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996

1.    Organization
      ------------

First South Africa Corp., Ltd. (the "Company"), was incorporated on September 6, 1995. The purpose of the Company is to acquire and invest in South African companies. The predecessor to the Company was the combined entity under common control, Starpak (Proprietary) Limited and its subsidiary companies and LS Pressings (Proprietary) Limited.

On January 24, 1996, subsequent to an initial public offering ("Offering") and in terms of an agreement reached before the Offering, the Company acquired 100% of the common stock of the business combination of Starpak (Proprietary) Limited and its subsidiary companies and LS Pressings (Proprietary) Limited. The acquisition was accounted for using the purchase method of accounting at net book value at date of acquisition.

On January 24, 1996, also subsequent to the Offering and also in terms of an agreement reached before the Offering, the Company acquired 100% of the common stock of Europair Africa (Proprietary) Limited for an aggregate net purchase price of $1,029,206. The acquisition was accounted for using the purchase method of accounting. The assets and liabilities were taken over at fair market value as determined by management.

On June 3, 1996 the Company acquired 100% of the common stock of the business combination of Piemans Pantry (Proprietary) Limited and Surfs-Up Investments Limited for an aggregate net purchase price of $5,314,045. The acquisition was accounted for using the purchase method of accounting. The assets and liabilities were taken over at fair market value as determined by management.

On July 1, 1996 the Company acquired 100% of the common stock of First Strut (Proprietary) Limited for an aggregate net purchase price of $ 300,335 . The acquisition was accounted for using the purchase method of accounting. The assets and liabilities were taken over at fair market value as determined by management.

                                                 First Strut (Pty) Ltd
                                                           $
                                                       ---------

                Acquisition costs
                    Stock in lieu of cash                115,513
                    Cash consideration                   184,822
                                                       ---------
                Purchase price to be allocated           300,335
                                                       =========

                Summary allocation of purchase price
                    Current assets                       512,927
                    Property, plant and equipment        501,260
                                                       ---------
                Total assets acquired                  1,014,187
                                                       ---------
                    Current liabilities                  457,349
                    Long term debt                       256,503

                Total liabilities assumed                713,852
                                                       ---------
                                                         300,335
                                                       =========

FIRST SOUTH AFRICA CORP., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued).

On July 1, 1996 the Company acquired 100% of the common stock of the business combination of Astoria Bakery CC and Astoria Bakery ( Lesotho) (Proprietary) Limited for an aggregate net purchase price of $ 3,696,431 . The acquisition was accounted for using the purchase method of accounting. The assets and liabilities were taken over at fair market value as determined by management.

                                                        Astoria Group
                                                              $
                                                          ---------
            Acquisition costs
                Stock in lieu of cash                       924,108
                Cash consideration                        2,772,323
                                                          ---------

            Purchase price to be allocated                3,696,431
                                                          =========

            Summary allocation of purchase price
                Current assets                            2,226,304
                Property, plant and equipment             1,053,208
                Recipes and other intellectual property   2,603,269
                Goodwill                                      7,586
                                                          ---------

            Total assets acquired                         5,890,367
                                                          ---------
                Current liabilities                       1,061,434
                Long term debt                            1,132,502
                Income restricted as to distribution        352,282
                                                          ---------

            Total liabilities assumed                     2,193,936
                                                          ---------

                                                          3,696,431
                                                          =========

2.    Principle Activities of the Group
      ---------------------------------

The principle activities of the group include the business of manufacturing , servicing and selling packaging machines, receiving rental income, manufacture of washers for use in the fastener industry, manufacture and supply of air-conditioning products and the manufacture, sale and distribution of ready to eat and ready to bake off pastry related food products, rye bread and a limited number of confectionery items.

3.     Summary of Significant Accounting Policies
       ------------------------------------------

Unaudited Interim Financial Statements
--------------------------------------

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete Financial Statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at September 30, 1996, and the results of operations and cash flows for the periods presented. Results for the interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K for the period ended June 30, 1996.

FIRST SOUTH AFRICA CORP., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued).

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company , First South Africa Corp., Ltd. and its subsidiaries. All subsidiaries are wholly owned and no minority interest exist. Material inter-company transactions have been eliminated on consolidation.

Accounting Estimates
--------------------

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

Earnings Per Share
------------------

Earnings per share for the Company on common shares is based on net income and reflects dilutive effects of any stock options which exist at period end.

Intangible Assets
-----------------

Goodwill resulting from acquisitions, and recipes and other intellectual property is being amortized on a straight line basis over a period of twenty to twenty five years. If facts and circumstances were to indicate that the carrying amount of goodwill, recipes and other intellectual property is impaired the carrying amount would be reduced to an amount representing the discounted future cash flows to be generated by the operation. Also included in intangible assets are non competition agreements relating to the Europair acquisition which are being amortized on a straight line basis over a six year term of the agreements. The Company has adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". No impairments in Long-Lived Assets has taken place.


Foreign Currency Translation
----------------------------

The functional currency of the Company's operating subsidiaries is that of South African Rand. Accordingly, the following rates of exchange have been used for translation purposes:

* Assets and liabilities are translated into United States Dollars using the exchange rates at the balance sheet date.

* Common stock and capital in excess of par are translated using historical rates at date of issuance.

* Revenue, expenses, gains and losses are translated into United States Dollars using the weighted average exchange rates for each year.

*   The  resultant  translation  adjustments  are  reported in the  component of
    shareholders'   investment   designated  as  "Foreign  currency  translation
    adjustment."

Derivative Financial Instruments
--------------------------------

The Company uses derivative financial instruments to reduce its exposure to fluctuations in foreign exchange

FIRST SOUTH AFRICA CORP., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued).

rates by creating offsetting positions through the use of derivative financial instruments. The market risk related to the foreign exchange option is offset by changes in the valuation of the underlying profits being hedged.

The option premium is accounted for on the accrual basis, and is amortized over the option terms. The notional amount of the option is the amount bought or sold at maturity. Notional amounts are indicative of the extent of the Company's involvement in the use of derivative financial instruments and are not a measure of the Company's exposure to credit or market risk through its use of derivatives.

Foreign assets and liabilities
------------------------------

Transactions in foreign currencies arise as a result of inventory purchases from foreign countries and inter-company funding transactions between the subsidiaries and First South Africa Corp., Ltd. Transactions in foreign currencies are accounted for at the rates ruling on transaction dates. Exchange gains and losses are charged to the income statement during the period in which they are incurred. Foreign assets and liabilities of the group which are not denominated in United States Dollars are converted into United States Dollars at the exchange rates ruling at the financial year end or at the rates of forward cover purchased. Forward cover is purchased to hedge the currency exposure on foreign liabilities.

Inventories
-----------

Inventories are valued at the lower of cost and net realizable value, using both the first-in, first-out and the weighted average methods. The value of work-in-progress and finished goods includes an appropriate portion of manufacturing overheads.

Property, Plant and Equipment
-----------------------------

Land is stated at cost and is not depreciated. Buildings are depreciated on the straight line basis over estimate useful live of 50 years.

Buildings, plant and equipment, and motor vehicles are written-off over their estimated useful lives to each asset's residual value.

The following rates are considered appropriate:

                                               Percentage
                                               ----------
                           Buildings              2%
                           Plant and equipment   10-33%
                           Motor vehicles        20%


Income Taxes
------------

Income tax expenses is based on reported earning before income taxes. Deferred income taxes represent the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred taxes are measured by applying currently enacted tax law.

FIRST SOUTH AFRICA CORP., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued).


Fair Value of Financial Instruments
-----------------------------------

As of June 30,1996 the carrying value of accounts receivable, accounts payable and investments approximate their fair value.

Revenues
--------

Revenues comprise net invoiced sales of washers, manufactured packaging machines, spares and service charges, food products, air conditioning systems, fans and related accessories, and rental income. Combined revenues exclude sales to group companies. The Company recognizes revenues on an accrual basis.

4.    Stockholders' Equity
      --------------------

The authorized capital stock of the Company consist of an aggregate of 23,000,000 shares of Common Stock, par value $.01 per share (the "Common Stock") , 2,000,000 shares of Class B Common Stock, par value $.01 per share (the "Class B Common Stock"), and 5,000,000 shares of Preferred Stock, par value $.01 per share.

As of September 30, 1996 there were 1,842,500 shares of Class B Common Stock outstanding and 2,300,000 shares of Common Stock.

In connection with the Offering the Company has issued Unit Purchase Options to the underwriter to purchase up to 200,000 Units comprised of 200,000 shares of the Company's Common Stock and 200,000 Class A Warrants and 200,000 Class B Warrants. The Unit Purchase Options are exercisable during the two year period commencing January 24, 1999 at an exercise price of $6.00 per unit (120% of the initial public offering price) subject to adjustments in certain events.

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

As of September 30, 1996, and as a result of the Offering, there were 2,300,000 Class A Warrants and 2,300,000 Class B Warrants outstanding.

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

FIRST SOUTH AFRICA CORP., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued).


The First South African Holdings ("FSAH") escrow agreement was executed prior to the closing of the Offering and provided for the concurrent issuance and delivery of 729,979 shares of Class B Common Stock to the FSAH escrow agent. The FSAH escrow agreement is intended to provide security for the holders of First South African Holdings (Proprietary) Limited Class B common stock, who are resident in South Africa and are prohibited in terms of South African law from holding shares in a foreign company. The FSAH escrow agreement provides that the parties to such agreement that are holders of FSAH Class B common stock will not sell such shares of stock, but may tender the shares to the FSAH escrow agent against payment therefor by the escrow agent, which payment may consist of the proceeds obtained form the sale of an equal number of Class B Common Stock of the Company, provided that the proceeds of the sale will be delivered to the holder of the Class B Common Stock in exchange for the shares in First South African Holdings ( Proprietary) Limited. These shares will be tendered to the Company and they will be immediately converted to FSAH Class A common stock.

Included in the First South Africa Corp., Ltd Class B issued Common Stock is 1,266,835 First South African Holdings (Proprietary) Limited Class B common stock, in terms of this escrow agreement.

5. Inventories
   -----------

   Inventories consist of the following

                                         September 30,    June 30,
                                             1996          1996
                                               $             $
                                          ----------    ----------

             Finished goods                2,959,528     2,077,679
             Work-in-progress                387,985       272,377
             Raw materials                   714,444       501,562
             Supplies                        132,551        93,055
                                          ----------    ----------
             Inventories (gross)           4,194,508     2,944,673
             Less: Valuation allowances     (414,372)     (433,805)
                                          ----------    ----------

             Inventories (net)             3,780,136     2,510,868
                                          ==========    ==========

6. Pro Forma Financial Information
   -------------------------------

The unaudited pro forma financial information tables below has been prepared assuming that all of the acquisitions noted under the Organization section of this Form 10-Q had taken place and that operations had commenced on July 1, 1995.

                                                            July 1, to
                                                       September 30, 1995
                                                                $
                                                           ----------

           Revenues                                        11,419,998
                                                           ----------
           Net income                                         887,732
                                                           ----------
           Net profit per share                                  0.19
                                                           ----------
           Weighted average number of shares outstanding    4,679,356
                                                           ----------

FIRST SOUTH AFRICA CORP., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued).


The unaudited pro forma financial information of the Company has been derived from the historical financial statements of Starpak, LS Pressings, Europair, Piemans Pantry, Surfs-Up Investments, First Strut and the Astoria Group and do no purport to be indicative of the results that would have been actually obtained if the acquisitions had occurred on July 1, 1995 nor is it indicative of future results.

FIRST SOUTH AFRICA CORP., LTD

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company was incorporated in September 1995 to acquire, own and operate closely held companies in South Africa with annual sales in the range of approximately $5 million to $50 million. In this regard, the Company, through its South African subsidiary, FSAH, has acquired seven South African companies (collectively, the "Acquisitions" engaged in the following industry segments (i) the manufacture of high-quality plastic packaging machinery through Starpak,
(ii) the manufacture of washers for use in the fastener industry through L.S. Pressings and its subsidiary Paper and Metal Industries, (iii) the manufacture and supply of air conditioning and refrigeration products through Europair and its subsidiary Europair Refrigeration, and (iv) the manufacture and distribution of processed food products through Piemans Pantry and Astoria Bakery. The Company has funded itself since inception primarily through stockholders' loans and capital contributions and the Bridge Financing of Notes and Warrants and the proceeds of its Initial Public Offering completed in January 1996. The Company anticipates that it will derive revenues primarily through income generated from the operations of acquired operating companies in South Africa.

The average annual rate of inflation in South Africa since the period ended September 30, 1995 until September 30, 1996 was approximately 7.5%

The average rate for the South African Rand against the U.S. dollar for the periods under discussion were as follows:

               Three Months Ended                Three Months Ended
               September 30, 1995                September 30, 1996
               ------------------                ------------------

                   $1 = R3.65                        $1 = R4.49


                 Depreciation of                          23%


Based on these figures, in evaluating the comparable sales and income numbers for the Company for the three months ended September 30, 1996 versus the comparable periods in 1995; in the last 12 months the depreciation of the South African Rand against the U.S. Dollar was far higher than the South African rate of inflation. As a result, the increase in sales and profits for the three month period ended September 30, 1996 versus the comparable period in 1995 was generated through a net increase in the sales and earnings of the Company's operating businesses. Based on the approximate difference between the rate of inflation and the Rand depreciation against the U.S. dollar, the Company had to generate more than 15.5% in inflation adjusted Rand growth in order to report sales and profits in U.S. dollars greater than those in the comparable period in 1995.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

Sales for the three months ended September 30, 1996 were $11,690,884 versus $2,930,544 for the comparable period in 1995. This increase is primarily due to the acquisitions the Company has completed since its Offering on January 24, 1996. All results for the three months ended September 30, 1995 relate to the results of L.S. Pressings and Starpak alone. These two companies are considered the Company's predecessor.

Cost of goods sold for the three months ended September 30, 1996 were $6,213,717, or 53.1% of sales versus $ 1,712,944 or 58.4%, for the comparable period in 1995. This decrease in the percentage of cost of goods sold is primarily due to the lower cost of goods percentage associated with the Company's processed food operations.

Sales, general and administrative costs were $4,254,284 for the three months ended September 30, 1996 or 36.4% of sales versus $722,886 for the comparable period in 1995 or 24.7% of sales. This increase can primarily be attributed to the increased ratio of sales costs to revenues generated in the Company's processed food

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

operations as opposed to the manufacturing operations of the Company's predecessor, as well as general and administrative costs incurred by the Company's corporate offices during the three months ended September 30, 1996 which were not incurred in the comparable period in 1995.

Interest expenses were $215,087 for the three months ended September 30, 1996 versus $68,956 for the comparable period in 1995. This increase is primarily attributable to the increase in the Company's bank borrowings and long term debt for the three months ended September 30, 1996 as compared to the comparable period in 1995. The Company's new acquisitions carry debt primarily related to the financing of their plant and equipment. In addition the Company's subsidiary First South African Holdings borrowed approximately $1,100,000 which it utilized as a portion of its acquisition costs.

Other income for the three months ended September 30, 1996 was $199,909 versus $0 in the comparable period in 1995. This is primarily made up of interest earned by the Company and its South African operating subsidiaries on its positive cash balances.

Net profit for the three month period ended September 30, 1996, was $829,135 or $.18 a share as compared to a net profit of $276,743 or $.33 a share in the comparable period in 1995. For purposes of its earning per share calculation for the three months ended September 30, 1996, the Company had 4,679,355 shares outstanding (including 536,855 shares to be issued in fulfilment of acquisition agreements entered into during the past six months)as opposed to 842,500 shares for the comparable period in 1995.

Liquidity and Capital Resources
-------------------------------

The Consolidated Balance Sheet as at September 30, 1995, shows cash on hand of $5,292,754 of which $820,356 was held by the operating subsidiaries. The remainder reflects cash on hand from the net proceeds of the Offering realized by the Company.

The Company's consolidated working capital as at September 30, 1996, was $5,220,960. As at September 30, 1996, the Company had a total of $8,448,507 in bank debt of which $3,332,545 was classified as current of which $3,233,407 reflected bank overdrafts payable under the Company's operating subsidiaries' working capital lines of credit.

Cash flows provided by operating activities for the three months ended September 30, 1996 and September 30, 1995, totaled $2,057,056 and $25,951, respectively. Cash flows used in investing activities for the three months ended September 30, 1996 and September 30, 1995 totaled $2,863,464 and $99,361, respectively. For the three months ended September 30, 1996, $2,673,865 was utilized for the acquisition of subsidiaries. In the comparable period in 1995, net cash used in investing activities was primarily attributable to the purchase of assets and an increase in loans to related companies. Net cash provided by financing activities was $1,412,096 during the three months ended September 30, 1996, and $2,190 was utilized in the corresponding period in the prior year. This increase in the use of cash from financing activities is primarily attributable to an increase in net borrowing of long term debt.

The Company's operating subsidiaries generally collect their receivables within 65 to 90 days and reserve approximately 5% for doubtful accounts. Historically, the companies' operating and capital needs have been met by internal cash flow and outside bank borrowings, while the Company has primarily utilized the net proceeds of the Offering to acquire subsidiaries in South Africa. The Company's operating subsidiaries have budgeted approximately $850,000 for Capital expenditures during the current fiscal year ended June 30, 1997. It is management's belief that capital expenditures will continue to be met by internal cash flow and bank borrowings. The Company's operating subsidiaries engage in certain hedging transactions with respect to certain overseas purchases in order to lock in a specified exchange rate. In addition , in May 1996, the Company, through Swiss Bank

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

"Safe Harbor" Statement under the private Securities Litigation Reform Act of 1995: The statements above which are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, demand for the Company's products and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity, and supply constraints or difficulties, the results of financing efforts, and other risks detailed in the Company's Securities and Exchange Commission filings.

 PART II - OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

On August 16, 1996 the Company filed an Amendment to Form 8-K which was originally filed on June 11, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 1996

                                     FIRST SOUTH AFRICA., LTD.


                                     /s/  Clive Kabatznik
                                     ----------------------------
                                      Clive Kabatznik
                                      Chief Executive Officer, President
                                      and Chief Financial Officer