Form 10-Q
period 1996-12-31
FIRST SOUTH AFRICA CORP LTD
filed 1997-02-14
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from to


                         Commission file number 0-27494

                         FIRST SOUTH AFRICA CORP., LTD.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

           Bermuda                                       Not Applicable
-------------------------------                 -------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

             Clarendon House, Church Street, Hamilton HM CX, Bermuda
             -------------------------------------------------------
             (Address of Principal Executive Offices with Zip Code)

        Registrant's Telephone Number, Including Area Code: 441-295-1422


             -------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [_]   No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of February 12, 1997 was 4,142,500.

                         FIRST SOUTH AFRICA CORP., LTD.

                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1996


PART 1.    FINANCIAL INFORMATION                                           PAGE

Item 1.       First South Africa Corp., Ltd.
              Consolidated Balance Sheets - Unaudited                         3

              Consolidated Statements of Income for the three
              months and for the six months ended December 31,
              1996 and 1995 - Unaudited                                       4

              Consolidated Statements of Cash Flows for the six
              months ended December 31, 1996 and 1995 - Unaudited             5

              Consolidated Statements of Changes in Stockholder's
              Investment for the period June 30, 1996 to December 31, 1996    6

              Notes to the Combined Financial Statements                   7-11

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operation                          12-15


PART II.    OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K                               16



SIGNATURES                                                                   17

FIRST SOUTH AFRICA CORP., LTD

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
                                                           ACTUAL
                                                 --------------------------
                                                December 31,       June 30,
                                                        1996           1996
                                                           $              $
                                                 -----------    -----------
ASSETS

Current assets

   Cash on hand                                    3,471,472      4,682,035

   Receivables                                     8,924,132      5,833,542

   Less: Allowances for bad debts                   (481,225)      (402,333)
                                                 -----------    -----------
                                                   8,442,907      5,431,209

Inventories (net)                                  4,984,965      2,510,868

Prepaid expenses and other current assets            701,656        451,551
                                                 -----------    -----------

         Total current assets                     17,601,000     13,075,663

Property, plant and equipment                     13,145,569      9,000,334

Less: Accumulated depreciation                    (3,519,817)    (2,119,912)
                                                 -----------    -----------
                                                   9,625,752      6,880,422

Goodwill                                             242,294        408,541
Recipes and other intellectual property            6,324,846      2,848,532
Other assets                                         180,527        318,286
Deferred income taxes                                  7,406         73,550
                                                 -----------    -----------

                                                  33,981,825     23,604,994
                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities

      Current portion of long term debt              134,739      2,101,799
      Bank overdraft and factoring facility        2,505,163        745,724
      Trade accounts payable                       4,781,132      2,162,257
      Other provisions and accruals                4,667,348      1,923,371
      Income taxes payable                         1,512,368      1,518,095
                                                 -----------    -----------


         Total current liabilities                13,600,750      8,451,246

      Long term debt                               4,299,528      2,361,372
                                                 -----------    -----------

         Total liabilities                        17,900,278     10,812,618

Stockholder's investment

      Common stock                                    41,805         41,701
      Capital in excess of par                    20,746,840     18,518,986
      Retained earnings                           (2,060,916)    (3,887,407)
      Foreign currency translation adjustments    (2,653,489)    (1,888,211)
      Income restricted as to distribution             7,307          7,307
                                                 -----------    -----------

                                                  33,981,825     23,604,994
                                                 ===========    ===========

See accompanying notes to the financial statements

FIRST SOUTH AFRICA CORP., LTD

CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
DECEMBER 31, 1996 AND 1995

                                                COMPANY      PREDECESSOR
                                                -------      -----------
                                             December 31,   December 31,
                                                     1996           1995
                                                        $              $
                                             ------------   ------------

Revenues                                       14,116,257      2,002,604
                                              ===========    ===========

Operating expenses

Cost of sales                                   7,839,089      1,246,055

Selling, general and administrative expense     4,987,398        701,052
                                              -----------    -----------
                                               12,826,487      1,947,107

Operating  income                               1,289,770         55,497

Other income                                      310,692         56,935

Interest expense                                 (359,122)      (456,430)
                                              -----------    -----------

Income before income taxes                      1,241,340       (343,998)

Provision for taxes on income                    (243,984)       (41,001)
                                              -----------    -----------

Net Income                                        997,356       (384,999)
                                              ===========    ===========

Net profit per share                                 0.21          (0.46)

Weighted average number                         4,851,399        842,500
of shares outstanding

CONSOLIDATED STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED
DECEMBER 31, 1996, AND 1996

                                                COMPANY      PREDECESSOR
                                                -------      -----------
                                             December 31,   December 31,
                                                     1996           1995
                                                        $              $
                                             ------------   ------------

Revenues                                       25,807,141      4,933,148
                                              ===========    ===========

Operating expenses

Cost of sales                                  14,052,806      2,958,999

Selling, general and administrative expense     9,241,682      1,423,938
                                              -----------    -----------
                                               23,294,488      4,382,937

Operating  income                               2,512,653        550,211

Other income                                      510,601         56,935

Interest expense                                 (574,208)      (525,386)
                                              -----------    -----------

Income before income taxes                      2,449,046         81,760

Provision for taxes on income                    (622,555)      (190,016)
                                              -----------    -----------

Net Income                                      1,826,491       (108,256)
                                              ===========    ===========

Net profit per share                                 0.38          (0.13)

Weighted average number                         4,765,377        842,500
of shares outstanding

The consolidated statements of income for the three months and for the six months ended December 31, 1995 reflect the combined operations of Starpak and LS Pressings, "the predecessors companies" (see note 1.)

FIRST SOUTH AFRICA CORP., LTD

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS
ENDED DECEMBER 31, 1996 AND 1995
(UNAUDITED)

                                                           ACTUAL       PREDECESSOR
                                                           ------       -----------
                                                        December 31,    December 31,
                                                            1996            1995
                                                              $               $
                                                          ----------    ----------
Cash flows from operating activities:

Net income/(loss)                                          1,826,491      (108,256)

Adjustments to reconcile net income to cash provided by operating activities:

   Depreciation                                              504,082        98,412
   Amortization of other assets                              211,136            23
   Net gain on sale of assets                               (236,737)         (278)
   Deferred income taxes                                     (14,799)       85,355
   Effect of changes in assets and liabilities             2,399,596          --
                                                          ----------    ----------

Net cash provided by operating activities                  4,689,769        75,256
                                                          ----------    ----------


Cash flows from investing activities:

Net additions to property, plant and equipment              (388,983)     (253,637)
Other assets (acquired)/disposed                             347,125       (80,118)
Increase in loans to related companies                          --        (175,714)
Acquisition of subsidiaries (net cash of $334,405)        (5,244,457)         --
                                                          ----------    ----------

Net cash used in investing activities                     (5,286,315)     (509,469)
                                                          ----------    ----------


Cash flows from financing activities:

Net borrowings/(repayments) in bank overdrafts             1,321,029      (261,686)
Net borrowings of long term debt                             110,327         8,931
Net repayments in loans from related companies                  --        (243,024)
Net borrowings in short term debt                         (1,967,060)    1,321,426
Other                                                           --        (265,281)
                                                          ----------    ----------
Net cash provided by financing activities                   (535,704)      560,366
                                                          ----------    ----------
Effect of exchange rate changes on cash and assets           (78,313)       (2,525)
                                                          ----------    ----------
Net increase/(decrease) in cash on hand                   (1,210,563)      123,628
Cash on hand at beginning of period                        4,682,035       744,251
                                                          ----------    ----------
Cash on hand at end of period                              3,471,472       867,879
                                                          ==========    ==========

The consolidated statements of cash flow for the six months ended December 31, 1995 reflects the combined cash flows of Starpak and LS Pressings, the predecessor companies.

FIRST SOUTH AFRICA CORP., LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
FOR THE PERIOD JUNE 30, 1996 TO DECEMBER 31, 1996
(UNAUDITED)


                                         Capital stock
                                          First South                                    Income        Foreign
                                          Africa Corp.,  Capital in       Retained    restricted as   Currency
                                              Ltd.      excess of par     earnings         to       Translation
                                               $              $              $        distribution   Adjustments       Total
                                          -----------    -----------    -----------    -----------   -----------    -----------
Balance at June 30, 1996                       41,701     18,518,986     (3,887,407)         7,307    (1,888,211)    12,792,376
Issuance of stock to acquire subsidiary
companies                                         104      2,372,854           --             --            --        2,372,958
IPO Expenses written off                     (145,000)      (145,000)
Net profit for the period                        --             --        1,826,491           --            --        1,826,491
Translation adjustment                           --             --             --             --        (765,278)      (765,278)
                                          -----------    -----------    -----------    -----------   -----------    -----------

Balance at December 31, 1996                   41,805     20,746,840     (2,060,916)         7,307    (2,653,489)    16,081,547
                                          ===========    ===========    ===========    ===========   ===========    ===========

FIRST SOUTH AFRICA CORP., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996

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

On July 1, 1996 the Company acquired the business and assets of Astoria Bakery CC and 100% of the common stock of Astoria Bakery (Lesotho) (Proprietary) Limited for an aggregate net purchase price of $3,696,431. The acquisition was accounted for using the purchase method of accounting. The assets and liabilities were taken over at fair market value as determined by management.

On November 1, 1996 the company acquired 100% of the common stock of Seemanns Meat Products (Proprietary) Limited and Hammer Street Investments (Proprietary) Limited for an aggregate net purchase price of $3,810,054. The acquisition was accounted for using the purchase method of accounting. The assets and liabilities were taken over at fair market value as determined by management.

                                                        Seemanns Group
                                                        --------------
                                                               $
Acquisition costs
    Stock in lieu of cash                                 1,333,335
    Cash consideration                                    2,476,719

Purchase price to be allocated                            3,810,154

Summary allocation of purchase price
    Current assets                                        1,675,651
    Property, plant and equipment                         1,430,908
    Goodwill                                              1,444,996
    Other assets                                              8,276
                                                          ---------

    Total assets acquired                                 4,559,831
       Current liabilities                                  230,009
       Long term debt                                       438,825
       Deferred taxation                                     80,943
    Total liabilities assumed                               749,777
                                                          ---------

                                                          3,810,054
                                                          =========

FIRST SOUTH AFRICA CORP., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued).

2.    Principle Activities of the Group
      ---------------------------------

The principle activities of the group include the business of manufacturing , servicing and selling packaging machines, receiving rental income, manufacture of washers for use in the fastener industry, manufacture and supply of air-conditioning products, and the manufacture, sale and distribution of ready to eat and ready to bake off pastry related food products, rye bread and a limited number of confectionery items, and manufacture, packaging, and distribution of fresh processed meat products.

3.     Summary of Significant Accounting Policies
       ------------------------------------------

Unaudited Interim Financial Statements
--------------------------------------

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete Financial Statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at December 31, 1996, and the results of operations and cash flows for the periods presented. Results for the interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K for the period ended June 30, 1996.

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

FIRST SOUTH AFRICA CORP., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued).

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

Property, Plant and Equipment
-----------------------------

Land is stated at cost and is not depreciated. Buildings are depreciated on the straight line basis over estimate useful lives of 50 years.

Buildings, plant and equipment, and motor vehicles are written-off over their estimated useful lives to each assets residual value.

The following rates are considered appropriate:
                                              Percentage
                                              ----------

                Buildings                         2%
                Plant and equipment              10-33%
                Motor vehicles                   20%

FIRST SOUTH AFRICA CORP., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued).

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

4.    Stockholders' Equity
      --------------------

The authorized capital stock of the Company consist of an aggregate of 23,000,000 shares of Common Stock, par value $.01 per share (the "Common Stock"), 2,000,000 shares of Class B Common Stock, par value $.01 per share (the "Class B Common Stock"), and 5,000,000 shares of Preferred Stock, par value $.01 per share.

As of December 31, 1996 there were 1,842,500 shares of Class B Common Stock outstanding and 2,300,000 shares of Common Stock.

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

As of December 31, 1996, and as a result of the Offering, there were 2,300,000 Class A Warrants and Class B Warrants outstanding.

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

The First South African Holdings ("FSAH") escrow agreement was executed prior to the closing of the Offering and provided for the concurrent issuance and delivery of 729,979 shares of Class B Common Stock to the FSAH escrow agent. The FSAH escrow agreement is intended to provide security for the holders of First South African Holdings (Proprietary) Limited Class B common stock, who are resident in South Africa and are prohibited in terms of South African law from holding shares in a foreign company. The FSAH escrow agreement provides that the parties to this agreement that are holders of FSAH Class B common stock will not sell such shares of stock, but may tender the shares to the FSAH escrow agent against payment therefor by the escrow agent, which payment may consist of the proceeds obtained form the sale of an equal number of Class B Common Stock of the Company, provided that the proceeds of the sale will be delivered to the holders of the Class B Common Stock in exchange for their shares in First South African Holdings ( Proprietary) Limited. These shares will be tendered to the Company and they will be immediately converted to FSAH Class A commons shares.

Included in the First South Africa Corp., Ltd Class B issued Common Stock is 1,266,835 First South African Holdings (Proprietary) Limited Class B common shares, in terms of this escrow agreement.

5. Inventories
   -----------

   Inventories consist of the following

                                                  December 31,        June 30,
                                                  1996                1996
                                                  $                   $

Finished goods                                     2,325,225          2,077,679
Work-in-progress                                     106,512            272,377
Raw materials                                      1,412,810            501,562
Supplies                                           2,152,055             93,055
                                                                     ----------
Inventories (gross)                                5,996,607          2,944,673
Less: Valuation allowances                          (553,012)          (433,805)
                                                  ----------         ----------

Inventories (net)                                  5,443,595          2,510,868
                                                  ==========         ==========

6. Pro Forma Financial Information
   -------------------------------
The unaudited pro forma financial information tables below has been prepared assuming that all of the acquisitions noted under the Organization section of this Form 10-Q had taken place and that operations had commenced on July 1, 1995.
                                                   October 1, to  July 1, to
                                                   December 31,   December 31,
                                                   1995           1995
                                                   $              $


Revenues                                           14,486,780     28,550,612
                                                   ----------     ----------

Net income                                          1,000,076      1,887,808
                                                   ----------     ----------

Net profit per share                                     0.20           0.38
                                                   ----------     ----------

Weighted average number of shares outstanding       4,937,421      4,937,421


The unaudited pro forma financial information of the Company has been derived from the historical financial statements of Starpak, LS Pressings, Europair, Piemans Pantry, Surfs-Up Investments, First Strut and the Astoria Group, Seemanns Meat Products and Hammer Street Investments and do not purport to be indicative of the results that would have been actually obtained if the acquisitions had occurred on July 1, 1995 nor is it indicative of future results.

FIRST SOUTH AFRICA CORP., LTD

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company was incorporated in September 1995 to acquire, own and operate closely held companies in South Africa with annual sales in the range of approximately $5 million to $50 million. In this regard, the Company, through its South African subsidiary, FSAH, has acquired seven South African companies (collectively, the "Acquisitions" engaged in the following industry segments (I) the manufacture of high-quality plastic packaging machinery through Starpak,
(ii) the manufacture of washers for use in the fastener industry through L.S. Pressings and its subsidiary Paper and Metal Industries, (iii) the manufacture and supply of air conditioning and refrigeration products through Europair and its subsidiary Europair Refrigeration, and (iv) the manufacture and distribution of processed food products through Piemans Pantry , Astoria Bakery, and Seemanns Meat Products. The Company has funded itself since inception primarily through stockholders' loans and capital contributions and the Bridge Financing of Notes and Warrants and the proceeds of its Initial Public Offering completed in January 1996. The Company anticipates that it will derive revenues primarily through income generated from the operations of acquired operating companies in South Africa.

The average annual rate of inflation in South Africa since the period ended December 31, 1995 until December 31, 1996 was approximately 8%

The average rate for the South African Rand against the U.S. dollar for the periods under discussion were as follows:


Three Months Ended     Three Months Ended        Six Months Ended      Six Months Ended
December 31, 1995        December 31, 1996       December 31, 1995     December 31, 1996

$1 = R3.66                 $1 = R4.63                $1 = R3.65           $1 = R4.54


Depreciation of               26.5%                                           24.4%


Based on these figures, in evaluating the comparable sales and income numbers for the Company for the three months ended December 31, 1996 versus the comparable periods in 1995; the depreciation of the South African Rand against the U.S. Dollar was far higher than the South African rate of inflation. As a result, the increase in sales and profits for the three and six month periods ended December 31, 1996 versus the comparable period in 1995 was generated through a net increase in the sales and earnings of the Company's operating businesses. Based on the approximate difference between the rate of inflation and the Rand depreciation against the U.S. dollar, the Company had to generate more than 18 % in inflation-adjusted Rand growth for the three month period ended December 31, 1996 and more than 16 % in inflation-adjusted Rand growth for the six month period ended December 31, 1996, in order to report sales and profits in U.S. dollars greater than those in the comparable periods in 1995.

Three Months Ended December 31, 1996 Compared to Three Months Ended December 31, 1995

Sales for the three months ended December 31, 1996 were $14,116,257 versus $2,002,604 for the comparable period in 1995. This increase is primarily due to the acquisitions the Company has completed since its IPO on January 24, 1996. All results for the three months ended December 31, 1995 relate to the results of L.S. Pressings and Starpak alone. These two companies are considered the Company's predecessor.

Cost of goods sold for the three months ended December 31, 1996 were $7,839,089, or 55.5 % of sales versus $ 1,246,055 or 62.2%, for the comparable period in 1995. This decrease in the percentage of cost of goods sold is primarily due to the lower cost of goods percentage associated with the Company's processed food operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales, general and administrative costs were $4,987,398 for the three months ended December 31, 1996 or 35.3% of sales versus $701,052 for the comparable period in 1995 or 35% of sales.

Interest expenses were $359,122 for the three months ended December 31, 1996 versus $456,430 for the comparable period in 1995. This decrease is primarily attributable to a one time interest expense of $418,167 related to the interest charged to the Company as a result of its Bridge Financing transaction which took place in November 1995. The operating interest expenses of the Company's subsidiaries has increased from $38,263 to $359,122. The increase is primarily attributable to the increase in the Company's bank borrowings and long term debt for the six months ended December 31, 1996 as compared to the comparable period in 1995. The Company's new acquisitions carry debt primarily related to the financing of their plant and equipment. In addition, the Company's subsidiary, First South African Holdings, borrowed approximately $1,100,000 which it utilized as a portion of its acquisition costs.

Other income for the three months ended December 31, 1996 was $310,692 versus $56,935 in the comparable period in 1995. This is primarily made up of interest earned by the Company and its South African operating subsidiaries on its positive cash balances.

Net profit for the three month period ended December 31, 1996, $997,356 or a gain of $.21 a share as compared to a net loss of $384,999 or $.46 a share in the comparable period in 1995. For purposes of its earning per share calculation for the three months ended December 31, 1996, the Company had 4,851,399 shares outstanding ( includes 794,920 shares to be issued in fulfilment of acquisition agreements entered into during the past six months)as opposed to 842,500 for comparable period in 1995.

Six Months  Ended  December 31, 1996  Compared to Six Months Ended  December 31,
1995

Sales for the six months ended December 31, 1996 were $25,807,141 versus $4,933,148 for the comparable period in 1995. This increase is primarily due to the acquisitions the Company has completed since its IPO on January 24, 1996. All results for the six months ended December 31, 1995 relate to the results of L.S. Pressings and Starpak alone. These two companies are considered the Company's predecessor.

Cost of goods sold for the six months ended December 31, 1996 were $14,052,806, or 54.4 % of sales versus $ 2,958,999 or 60%, for the comparable period in 1995. This decrease in the percentage of cost of goods sold is primarily due to the lower cost of goods percentage associated with the Company's processed food operations.

Sales, general and administrative costs were $9,241,682 for the six months ended December 31, 1996 or 35.8% of sales versus $1,423,938 for the comparable period in 1995 or 28.9% of sales. This increase can primarily be attributed to the increased ratio of sales costs to revenues generated in the Company's processed food operations as opposed to the manufacturing operations of the Company's predecessor, as well as general and administrative costs incurred by the Company's corporate offices during the six months ended December 31, 1996 which were not incurred in the comparable period in 1995

Interest expenses were $574,208 for the six months ended December 31, 1996 versus $525,386 for the comparable period in 1995. The interest expense for the six months ended December 31, 1995 includes a one time interest expense of $418,167 related to the interest charged to the Company as a result of its Bridge Financing transaction which took place in November 1995. The operating interest expenses of the Company's subsidiaries has increased from $107,209 to $574,208. The increase is primarily attributable to the increase in the Company's bank borrowings and long term debt for the six months ended December 31, 1996 as compared to the comparable period in 1995. The Company's new acquisitions carry debt primarily related to the financing of their plant and equipment. In addition, the Company's subsidiary, First South African Holdings, borrowed approximately $1,100,000 which it utilized as a portion of its acquisition costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other income for the six months ended December 31, 1996 was $510,601 versus $56,935 in the comparable period in 1995. This is primarily made up of interest earned by the Company and its South African operating subsidiaries on its positive cash balances.

Net profit for the six month period ended December 31, 1996, $1,826,491 or a gain of $.38 a share as compared to a net loss of $108,256 or $.13 a share in the comparable period in 1995. For purposes of its earning per share calculation for the six months ended December 31, 1996, the Company had 4,765,377 shares outstanding ( includes 794,920 shares to be issued in fulfilment of acquisition agreements entered into during the past six months)as opposed to 842,500 for the comparable period in 1995.

Liquidity and Capital Resources
-------------------------------

The Consolidated Balance Sheet as at, December 31, 1996, shows cash on hand of $3,471,472 of which $1,077,149 was held by the operating subsidiaries. The remainder reflects cash on hand from the net proceeds realized by the Company.

The Company's consolidated working capital as at, December 31, 1996, was $4,250,000. As at December 31, 1996, the Company had a total of $6,939,430 in bank debt of which $2,639,902 was classified as current of which $2,505,163 reflected bank overdrafts payable under the Company's operating subsidiaries' working capital lines of credit.

Cash flows provided by operating activities for the six months ended December 31, 1996 and December 31, 1995, totaled $4,689,769 and $75,256, respectively.
Cash flows used in investing activities for the six months ended December 31, 1996 and December 31, 1995 totaled $5,286,315 and $509,469, respectively. For the six months ended December 31, 1996 $5,244,457 was utilized for the acquisition of subsidiaries. In the comparable period in 1995 net cash used in investing activities was primarily attributable to the purchase of assets and an increase in loans to related companies. Net cash provided by financing activities was $(535,704) during the six months ended December 31, 1996 and while $560,366 was provided in the corresponding period in the prior year. This decrease in the use of cash from financing activities is primarily attributable to an decrease in net borrowing of short term debt.

The Company's operating subsidiaries generally collect their receivables within 65 to 90 days and reserve approximately 5% for doubtful accounts. Historically, the companies' operating and capital needs have been met by internal cash flow and outside bank borrowings, while the Company has primarily utilized the net proceeds of its initial public offering to acquire subsidiaries in South Africa. The Company's operating subsidiaries have budgeted approximately $850,000 for capital expenditures during the current fiscal year ended June 30, 1997. It is management's belief that capital expenditures will continue to be met by internal cash flow and bank borrowings. The Company's operating subsidiaries engage in certain hedging transactions with respect to certain overseas purchases in order to lock in a specified exchange rate. In addition , in May 1996, the Company, through Swiss Bank Corporation, purchased a 12 month option to acquire the equivalent of $5 million in South African Rand at the strike price of Five Rand to the Dollar. This option has the effect of hedging $5 million of the Company's fiscal 1997 earnings, in the event the exchange rate of the South African Rand falls below this strike price. The cost of such option was approximately $150,000 and is being amortized over the length of the option.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


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

PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

           The annual meeting of shareholders of the Company (the "Meeting") was held on December 16, 1996. Proxies for the Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition.

           At the Meeting, Michael Levy, Clive Kabatznik, Charles S. Goodwin, John Mackey and Cornelius J. Roodt were elected as directors of the Company to serve until the Company's next annual meeting of shareholders and until their respective successors are elected and qualified. In addition, at the Meeting, the appointment of Price Waterhouse as independent public accountants of the Company for the fiscal year ending June 30, 1997 was ratified. The votes for each of such proposals were as follows:

                                                  Shares Voted
1.         Election of Directors          For                   Withheld
                                      ------------              --------

           Michael Levy                9,621,506                 3,000
           Clive Kabatznik             9,621,506                 3,000
           Charles S. Goodwin          9,621,506                 3,000
           John Mackey                 9,621,506                 3,000
           Cornelius J. Roodt          9,621,506                 3,000

2. Over 99% of the votes cast at the Meeting voted in favor of the ratification of Price Waterhouse as independent public accountants.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-k with the Commission on October 24, 1996. The following item was reported by the Company on the Form 8-K: On October 24, 1996 First South Africa Corp., Ltd., through its wholly owned subsidiary corporation, First South African Holdings (Pty) ltd., acquired all of the outstanding stock and assets of Astoria Bakery CC and Astoria Bakery Lesotho
(Pty) Ltd.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 1997

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