Form 10-Q
period 1997-03-31
FIRST SOUTH AFRICA CORP LTD
filed 1997-05-16
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to _____________


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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of May 12, 1997 was 4,142,500.

                         FIRST SOUTH AFRICA CORP., LTD.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997


PART 1.    FINANCIAL INFORMATION                                           PAGE

Item 1.       First South Africa Corp., Ltd.
              Consolidated Balance Sheets - Unaudited                         3

              Consolidated Statements of Income for the
               three months and for the six months ended
               March 31, 1997 and 1996 - Unaudited                            4

              Consolidated Statements of Cash Flows for the
               six months ended March  31, 1997 and
               1996 - Unaudited                                               5

              Consolidated Statements of Changes in Stockholder's
              Investment for the period June 30, 1996 to March 31, 1997       6

              Notes to the Combined Financial Statements                   7-11

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operation                          12-15


PART II.    OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K                               16



SIGNATURES                                                                   17

FIRST SOUTH AFRICA CORP., LTD

CONSOLIDATED BALANCE SHEETS

                                                           ACTUAL
                                                  -----------------------
                                                  March 31,      June 30,
                                                    1996           1996
                                                      $              $
                                                 -----------    -----------
                                                 (UNAUDITED)
ASSETS

Current assets

   Cash on hand                                   2,245,322       4,682,035

   Receivables                                   11,241,016       5,833,542

   Less: Allowances for ____________               (531,110)       (402,333)
                                                 -----------    -----------
                                                  10,709,906      5,431,209


Inventories (net)                                  6,740,715      2,510,868

Prepaid expenses and other current assets          1,010,110        451,551
                                                 -----------    -----------

         Total current assets                     20,706,053     13,075,663

Property, plant and equipment                     17,918,680      9,000,334

Less: Accumulated depreciation                    (5,888,082)    (2,119,912)
                                                 -----------    -----------
                                                  12,030,598      6,880,422

Goodwill                                             165,139        408,541
Recipes and other intellectual property            9,907,666      2,848,532
Other assets                                          12,667        318,286
Deferred income taxes                                 10,619         73,550
                                                 -----------    -----------

                                                  42,832,742     23,604,994
                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities

      Current portion of long term debt            1,002,356      2,101,799
      Bank overdraft and factoring facility        2,941,899        745,724
      Trade accounts payable                       7,225,415      2,162,257
      Other provisions and accruals                6,304,376      1,923,371
      Income taxes payable                         1,599,287      1,518,095
                                                 -----------    -----------

         Total current liabilities                19,073,333      8,451,246

      Long term debt                               4,293,682      2,361,372
                                                 -----------    -----------

         Total liabilities                        23,367,015     10,812,618

Stockholder's investment

      Common stock                                    41,857         41,701
      Capital in excess of par                    22,059,698     18,518,986
      Retained earnings                             (914,818)    (3,887,407)
      Foreign currency translation adjustments    (1,728,317)    (1,888,211)
      Income restricted as to distribution             7,307          7,307
                                                 -----------    -----------

                                                  42,832,742     23,604,994
                                                 ===========    ===========

See accompanying notes to the financial statements

FIRST SOUTH AFRICA CORP., LTD

CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
MARCH 31, 1997 AND 1996

                                             March 31, 1997  March 31, 1996
                                                   $              $

Revenues                                       18,729,799      4,186,375
                                              ===========    ===========

Operating expenses

Cost of sales                                  10,491,146      2,577,859

Selling, general and administrative expense     6,809,021      1,455,540
                                              -----------    -----------
                                               17,300,167      4,033,399

Operating  income                               1,429,632        152,976

Other income                                       88,920        104,211

Interest expense                                 (195,879)      (100,652)
                                              -----------    -----------

Income before income taxes                      1,322,673       (156,535)

Provision for taxes on income                    (176,575)       (16,715)
                                              -----------    -----------

Net Income                                      1,146,098       (139,820)
                                              ===========    ===========

Net profit per share                                 0.23          (0.12)

Weighted average number                         5,090,062      1,209,349
of shares outstanding


CONSOLIDATED STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED
MARCH 31, 1997, AND 1996

                                            March 31, 1997   March 31, 1996
                                                        $              $

Revenues                                       44,536,940     13,406,104
                                              ===========    ===========

Operating expenses

Cost of sales                                  24,543,952      8,128,789

Selling, general and administrative expense    16,050,703      4,274,943
                                              -----------    -----------
                                               40,594,655     12,403,732

Operating  income                               3,942,285      1,002,372

Other income                                      599,521        269,292

Interest expense                                 (770,087)      (777,004)
                                              -----------    -----------

Income before income taxes                      3,771,719        494,660

Provision for taxes on income                    (799,130)      (296,486)
                                              -----------    -----------

Net Income                                      2,972,589       (198,174)
                                              ===========    ===========

Net profit per share                                 0.61          (0.16)

Weighted average number                         4,902,280      1,209,349
of shares outstanding

FIRST SOUTH AFRICA CORP., LTD

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS
ENDED MARCH 31, 1997 AND 1996
(UNAUDITED)

                                                         ACTUAL       INCEPTION TO
                                                         March 31,      March 31,
                                                          1997           1996
                                                            $              $
                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income/(loss)                                        2,972,589       (362,228)

Adjustments to reconcile net income to cash provided by operating activities:

   Depreciation                                          1,189,800        493,019
   Amortization of other assets                            208,524              0
   Net gain on sale of assets                              (18,012)             0
   Deferred income taxes                                  (240,635)        29,559
   Effect of changes in assets and liabilities           1,586,881        314,860
                                                       -----------    -----------

Net cash provided by operating activities                6,180,417        416,092
                                                       -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:

Net additions to property, plant and equipment          (2,526,740)       (86,179)
Other assets (acquired)/disposed                           287,069       (414,264)
Increase in loans to related companies                       2,891              0
Acquisition of subsidiaries (net cash of $334,405)      (7,935,813)          --
                                                       -----------    -----------

Net cash used in investing activities                  (10,172,593)      (500,443)
                                                       -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings/(repayments) in bank overdrafts           1,867,474       (808,287)
Net borrowings of long term debt                           720,806        366,503
Net repayments in loans from related companies                --           (3,294)
Net borrowings in short term debt                       (1,099,443)       348,975
Other                                                         --                0
                                                       -----------    -----------
Net cash provided by financing activities               (1,488,837)     8,169,324
                                                       -----------    -----------
Effect of exchange rate changes on cash and assets         (66,626)       (52,583)
                                                       -----------    -----------
Net increase/(decrease) in cash on hand                 (2,436,713)     8,137,556
Cash on hand at beginning of period                      4,682,035         12,125
                                                       -----------    -----------
Cash on hand at end of period                            2,245,322      8,149,681
                                                       ===========    ===========

FIRST SOUTH AFRICA CORP., LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
FOR THE PERIOD JUNE 30, 1996 TO MARCH 31, 1997
(UNAUDITED)

                                        Capital stock
                                          First South                                     Income      Foreign
                                         Africa Corp.,    Capital in      Retained      restricted    Currency
                                              Ltd.       excess of par    earnings        as to      Translation
                                               $              $              $         distribution  Adjustments       Total
                                          -----------    -----------    -----------    -----------   -----------    -----------
Balance at December 31, 1996                   41,805     20,746,840     (2,060,916)         7,307    (2,653,489)    16,081,547
Issuance of stock to acquire subsidiary
companies                                          52      1,312,858           --             --            --        1,312,910
IPO Expenses written off                     (145,000)      (145,000)
Net profit for the period                        --             --        1,146,098           --            --        1,146,098
Translation adjustment                           --             --             --             --        (925,172)      (925,172)
                                          -----------    -----------    -----------    -----------   -----------    -----------

Balance at March 31, 1997                      41,857     22,059,698       (914,818)         7,307    (1,728,317)    19,465,727
                                          ===========    ===========    ===========    ===========   ===========    ===========


FIRST SOUTH AFRICA CORP., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1997

1.    Organization
      ------------

First South Africa Corp., Ltd. (the "Company"), was incorporated on September 6, 1995. The purpose of the Company is to acquire, own and operate closely-held companies in South Africa with annual sales in the range of approximately $5 million to $50 million. The predecessor to the Company was the combined entity under common control, Starpak (Proprietary) Limited and its subsidiary companies and LS Pressings (Proprietary) Limited.

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

On January 1, 1997 the company acquired the business and assets of Gull Foods CC and 100% of the common stock of Trek Biltong (Proprietary) Limited for an aggregate net purchase price of $5,293,079. The acquisition was accounted for using the purchase method of accounting. The assets and liabilities were taken over at fair market value as determined by management.
                                                       Gull Foods Group
                                                                $
                                                       ----------------
Acquisition costs
    Stock in lieu of cash                                  1,312,910
    Cash consideration                                     3,980,169

Purchase price to be allocated                             5,293,079

Summary allocation of purchase price
    Current assets                                         2,105,052
    Property, plant and equipment                            640,824
    Recipes and other intangibles                          3,920,291
                                                           ---------


    Total assets acquired                                  6,666,167
       Current liabilities                                 1,146,049
       Long term debt                                        227,039

    Total liabilities assumed                              1,373,088
                                                           ---------
                                                           5,293,079
                                                           =========

FIRST SOUTH AFRICA CORP., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued).

2.    Principle Activities of the Group
      ---------------------------------

The principle activities of the group include the business of manufacturing , servicing and selling packaging machines, receiving rental income, manufacture of washers for use in the fastener industry, manufacture and supply of air-conditioning products, and the manufacture, sale and distribution of ready to eat and ready to bake off pastry related food products, rye bread and a limited number of confectionery items, manufacture, packaging, and distribution of fresh processed meat products, and manufacture, packaging and distribution of specialized added value food products.

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

FIRST SOUTH AFRICA CORP., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued).

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

Foreign Currency Translation
----------------------------

The functional currency of the Company's operating subsidiaries is that of South African Rand. Accordingly, the following rates of exchange have been used for translation purposes:

o Assets and liabilities are translated into United States Dollars using the exchange rates at the balance sheet date.

o Common stock and capital in excess of par are translated using historical rates at date of issuance.

o Revenue, expenses, gains and losses are translated into United States Dollars using the weighted average exchange rates for each year.

o The resultant translation adjustments are reported in the component of shareholders' investment designated as "Foreign currency translation adjustment."

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

FIRST SOUTH AFRICA CORP., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued).

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

Fair Value of Financial Instruments
-----------------------------------

As of March 31,1997 the carrying value of accounts receivable, accounts payable and investments approximate their fair value.

Revenues
--------

Revenues comprise net invoiced sales of washers, manufactured packaging machines, spares and service charges, food products, air conditioning systems, fans and related accessories, and rental income. Combined revenues exclude sales to group companies. The Company recognizes revenues on an accrual basis.

4.    Stockholders' Equity
      --------------------

The authorized capital stock of the Company consists of an aggregate of 23,000,000 shares of Common Stock, par value $.01 per share (the "Common Stock"), 2,000,000 shares of Class B Common Stock, par value $.01 per share (the "Class B Common Stock"), and 5,000,000 shares of Preferred Stock, par value $.01 per share.

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

FIRST SOUTH AFRICA CORP., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued).

Each share of Class B Common Stock is automatically converted into one share of Common Stock upon the death of the original holder thereof, or, the sale or transfer of such stock to the public.

As of March 31, 1997, and as a result of the Offering, there were 2,300,000 Class A Warrants and Class B Warrants outstanding.

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

5.    Inventories
      -----------

   Inventories consist of the following

                                           March 31,           June 30,
                                                1997               1996
                                                   $                  $
                                          ----------         ----------

             Finished goods                3,352,278          2,077,679
             Work-in-progress                697,030            272,377
             Raw materials                 2,424,214            501,562
             Supplies                        588,279             93,055
                                          ----------         ----------
             Inventories (gross)           7,061,801          2,944,673
             Less: Valuation allowances     (400,238)          (433,805)
                                          ----------         ----------

             Inventories (net)             6,661,563          2,510,868
                                          ==========         ==========

6.    Pro Forma Financial Information
      -------------------------------

The unaudited pro forma financial information tables below has been prepared assuming that all of the acquisitions noted under the Organization section of this Form 10-Q had taken place and that operations had commenced on July 1, 1995.
                                                 January 1, to      July 1, to
                                                   March 31,        March 31,
                                                        1996             1996
                                                           $                $
                                                  ----------       ----------

  Revenues                                        16,074,771       50,658,928
                                                  ----------       ----------
  Net income                                         688,343        2,522,001
                                                  ----------       ----------

  Net profit per share                                  0.13             0.49
                                                  ----------       ----------

  Weighted average number of shares outstanding    5,176,084        5,176,084

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

The Company was incorporated in September 1995 to acquire, own and operate closely-held companies in South Africa with annual sales in the range of approximately $5 million to $50 million. In this regard, the Company, through its South African subsidiary, FSAH, has acquired seven South African companies (collectively, the "Acquisitions" engaged in the following industry segments (I) the manufacture of high-quality plastic packaging machinery through Starpak,
(ii) the manufacture of washers for use in the fastener industry through L.S. Pressings and its subsidiary Paper and Metal Industries, (iii) the manufacture and supply of air conditioning and refrigeration products through Europair and its subsidiary Europair Refrigeration, and (iv) the manufacture and distribution of processed food products through Piemans Pantry, Astoria Bakery, Seemanns Meat Products and Gull Foods. The Company has funded itself since inception primarily through stockholders' loans and capital contributions and the Bridge Financing of Notes and Warrants and the proceeds of its Initial Public Offering completed in January 1996. The Company anticipates that it will derive revenues primarily through income generated from the operations of acquired operating companies in South Africa.

The average annual rate of inflation in South Africa since the period ended March 31, 1996 until March 31, 1997 was approximately 9.8%

The average rate for the South African Rand against the U.S. dollar for the periods under discussion were as follows:

Three Months Ended     Three Months Ended       Nine Months Ended     Nine Months Ended
    March 31, 1996         March 31, 1997          March 31, 1996        March 31, 1997
    --------------         --------------          --------------        --------------

   $1 = R3.84              $1 = R4.49             $1 = R3.72             $1 = R4.52

   Depreciation of            16.9%                                         21.5%

Based on these figures, in evaluating the comparable sales and income numbers for the Company for the three months ended March 31, 1997 versus the comparable periods in 1996; the depreciation of the South African Rand against the U.S. Dollar was far higher than the South African rate of inflation. As a result, the increase in sales and profits for the three and six month periods ended March 31, 1997 versus the comparable period in 1996 was generated through a net increase in the sales and earnings of the Company's operating businesses.
 Based on the approximate difference between the rate of inflation and the Rand depreciation against the U.S. dollar, the Company had to generate more than 7 % in inflation-adjusted Rand growth for the three month period ended March 31, 1997 and more than 11 % in inflation-adjusted Rand growth for the nine month period ended March 31, 1997, in order to report sales and profits in U.S. dollars greater than those in the comparable periods in 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Sales for the three months ended March 31, 1997 were $18,729,799 versus $4,186,375 for the comparable period in 1996. This increase is primarily due to the acquisitions the Company has completed since its IPO on January 24, 1996. All results for the three months ended March 31, 1996 relate to the results of L.S. Pressings, Starpak and Europair alone.

Cost of goods sold for the three months ended March 31, 1997 were $10,491,146 or 56 % of sales versus $ 2,577,859 or 61.6%, for the comparable period in 1996. This decrease in the percentage of cost of goods sold is primarily due to the lower cost of goods percentage associated with the Company's processed food operations.

Sales, general and administrative costs were $6,809,021 for the three months ended March 31, 1997 or 33.6% of sales versus $1,455,540 for the comparable period in 1996 or 34.7% of sales.

Interest expenses were $195,879 for the three months ended March 31, 1997 versus $100,562 for the comparable period in 1996. The increase is primarily attributable to the increase in the Company's bank borrowings and long term debt for the nine months ended March 31, 1997 as compared to the comparable period in 1996. The Company's new acquisitions carry debt primarily related to the financing of their plant and equipment. In addition, the Company's subsidiary, First South African Holdings, borrowed approximately $1,100,000 which it utilized as a portion of its acquisition costs.

Other income for the three months ended March 31, 1997 was $88,920 versus $104,211 in the comparable period in 1996. This is primarily made up of rebates and other supplier discounts paid to the Company's operating subsidiaries.

Net profit for the three month period ended March 31, 1997, $1,146,098 or a gain of $.23 a share as compared to a net loss of $139,820 or $.12 a share in the comparable period in 1996. For purposes of its earning per share calculation for the three months ended March 31, 1997, the Company had 5,090,062 shares outstanding ( includes 1,033,583 shares to be issued in fulfilment of acquisition agreements entered into during the past six months)as opposed to 1,209,349 for comparable period in 1996.

Nine Months Ended March 31, 1997 Compared to Nine Months Ended March 31, 1996

Sales for the nine months ended March 31, 1997 were $44,536,940 versus $13,406,104 for the comparable period in 1996. This increase is primarily due to the acquisitions the Company has completed since its IPO on January 24, 1996. All results for the nine months ended March 31, 1996 relate to the results of L.S.
Pressings, Starpak, and Europair alone.

Cost of goods sold for the six months ended March 31, 1997 were $24,543,952,  or
55.1 % of sales versus $ 8,128,789 or 60.6%, for the comparable period in 1996. This decrease in the percentage of cost of goods sold is primarily due to the lower cost of goods percentage associated with the Company's processed food operations.

Sales, general and administrative costs were $16,050,703 for the nine months ended March 31, 1997 or 36% of sales versus $4,274,943 for the comparable period in 1996 or 31.9% of sales. This increase can primarily be attributed to the increased ratio of sales costs to revenues generated in the Company's processed food operations as opposed to the manufacturing operations of the Company's predecessor, as well as general and administrative costs incurred by the Company's corporate offices during the nine months ended March 31, 1997 which were not incurred in the comparable period in 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest expenses were $770,087 for the nine months ended March 31, 1997 versus $777,004 for the comparable period in 1996. The interest expense for the nine months ended March 31, 1996 includes a one time interest expense of $418,167 related to the interest charged to the Company as a result of its Bridge Financing transaction which took place in November 1995. The operating interest expenses of the Company's subsidiaries has increased from $358,837 to $770,087. The increase is primarily attributable to the increase in the Company's bank borrowings and long term debt for the nine months ended March 31, 1997 as compared to the comparable period in 1996. The Company's new acquisitions carry debt primarily related to the financing of their plant and equipment. In addition ,the Company's subsidiary, First South African Holdings, borrowed approximately $1,100,000 which it utilized as a portion of its acquisition costs.

Other income for the nine months ended March 31, 1997 was $599,521 versus $269,292 in the comparable period in 1996. This is primarily made up of rebates and other supplier discounts paid to the Company's operating subsidiaries.

Net profit for the nine month period ended March 31, 1997, was $2,972,589 or a gain of $.61 a share as compared to a net loss of $198,174 or $.16 a share in the comparable period in 1996. For purposes of its earning per share calculation for the nine months ended March 31, 1997, the Company had 4,902,280 shares outstanding ( includes 1,033,583 shares to be issued in fulfilment of acquisition agreements entered into during the past six months)as opposed to 1,209,349 for the comparable period in 1996.

Liquidity and Capital Resources
-------------------------------

The Consolidated Balance Sheet as at, March 31, 1997, shows cash on hand of $2,245,322 of which $2,162,918 was held by the operating subsidiaries. The remainder reflects cash on hand from the net proceeds realized by the Company from its IPO in January 1996.

The Company's consolidated working capital as at, March 31, 1997, was $1,632,720. As at March 31, 1997, the Company had a total of $8,237,937 in bank debt of which $3,944,255 was classified as current of which $2,941,899 reflected bank overdrafts payable under the Company's operating subsidiaries' working capital lines of credit.

Cash flows provided by operating activities for the nine months ended March 31, 1997 and March 31, 1996, totaled $6,180,417 and $416,092, respectively. Cash flows used in investing activities for the six months ended March 31, 1997 and March 31, 1996 totaled $10,172,593 and $500,443, respectively. For the nine months ended March 31, 1997 $7,935,813 was utilized for the acquisition of subsidiaries. In the comparable period in 1996 net cash used in investing activities was primarily attributable to the purchase of assets. Net cash provided by financing activities was ($1,488,837) during the nine months ended March 31, 1997 while $8,169,324 was provided in the corresponding period in the prior year. This decrease in the net cash provided by financing activities is primarily attributable to the fact that the Company completed its initial public offering in 1996 during the period in question.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

PART II - OTHER INFORMATION

Item 5.    SUBSEQUENT EVENTS

On April 21, 1997, the Company announced that the first tranche of a private placement consisting of seven year senior subordinated convertible debentures paying interest of 9% per annum on a quarterly basis had been completed. Conversion price is $6.00 per share and the debentures are callable after one year if First South Africa's common stock trades at more than $9.00 per share. The offering, which expires May 31, 1997, can raise up to $10 million. The placement agent for this financing is Value Investing Partners, Inc. To date, the Company has received subscriptions for $5.375 million of these debentures. The Company anticipates that it will ultimately raise between $6 million to $10 million in this debenture placement.

On April 23, 1997, the Company announced that its wholly owned subsidiary First SA Food Holdings (Pty) Ltd had acquired the business of Gull Foods (Pty) Ltd., a manufacturer of a broad range of fine quality value added prepared foods. The terms of the acquisition call for an initial payment of approximately $3.1 million in cash and 245,000 shares of common stock. Three additional payments, the value of which are contingent upon future performance shall be made over the next three years. During its last fiscal year, Gull generated sales of approximately $10.5 million.

On April 29, 1997, the Company announced that its subsidiary First SA Food Holdings (Pty) Ltd. comprising all its food related interests, will be listed on the Johannesburg Stock Exchange in early June 1997. First South Africa Corp. intends to sell a 30% stake in this subsidiary and anticipates that it will raise approximately $17 million.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

The Company filed an amended Form 8-K/A with the Commission on March 14, 1997. This form was an amendment to the Form 8-K filed on October 24, 1996 which stated that First South Africa Corp., Ltd., through its wholly owned subsidiary corporation, First South African Holdings (Pty) ltd., acquired all of the outstanding stock and assets of Astoria Bakery CC and Astoria Bakery Lesotho
(Pty) Ltd.

The following financial statements were filed with the above-referenced 8-K/A:

     (a)  Financial Statements of Business Acquired

          Financial statements of Astoria Bakery CC ("ABCC") and Astoria Bakery Lesotho (Proprietary) Limited ("ABL"):

          (i)  Unaudited Combined Balance Sheet at June 30, 1996;
          (ii) Unaudited Combined Statements of Income for the four months ended June 30, 1996 and 1995;
          (iii)Unaudited Combined Statements of Cash Flows for the four Months ended June 30, 1996 and 1995;
          (iv) Notes to the Unaudited Combined Financial Statements for the four months ended June 30, 1996 and 1995;
          (v)  Audited Combined Balance Sheet at February 29, 1996;
          (vi) Audited Combined Statements of Income for the years ended February 29, 1996 and February 28, 1995;
          (vii)Audited Combined Statements of Cash Flows for the years ended February 29, 1996 and February 28, 1995;
          (viii) Audited Combined Statements of Changes in Stockholders' Investment for the years ended February 29, 1996 and February 28, 1995; and
          (ix) Notes to the Audited Combined Financial Statements for the years ended February 29, 1996 and February 28, 1995.

     (b)  Pro Forma Financial Information

          Provided herein on pages F-15 to F-17 are the following pro forma consolidated financial statements for First South Africa Corp., Ltd., ABCC and ABL:

          (i)  Unaudited Pro Forma Consolidated Balance Sheet at June 30, 1996;
          (ii) Unaudited Pro Forma Consolidated Statement of Income for the year ended June 30, 1996; and
          (iii)Notes to Unaudited Pro Forma Balance Sheet and Statement of Income for the year ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1997

                             FIRST SOUTH AFRICA., LTD.


                             /s/ Clive Kabatznik
                             ----------------------------------
                             Clive Kabatznik
                             Chief Executive Officer, President
                             and Chief Financial Officer