Form 10-K
period 1997-06-30
FIRST SOUTH AFRICA CORP LTD
filed 1997-09-29
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

        For the fiscal year ended June 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from __________ to __________

                         Commission file number 0-27494

                         FIRST SOUTH AFRICA CORP., LTD.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Bermuda                                         N/A
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

             Clarendon House, Church Street, Hamilton HM CX, Bermuda
             -------------------------------------------------------
             (Address of Principal Executive Offices with Zip Code)

       Registrant's telephone number, including area code (441) 295-1422)

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered

         None                                        None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                       ----------------------------------
                                ("Common Stock")

                           Class A Redeemable Warrants
                       ----------------------------------
                              ("Class A Warrants")

                           Class B Redeemable Warrants
                       ----------------------------------
                              ("Class B Warrants")

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes [X]    No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405).

The   aggregate   market  value  of  the   Registrants   Common  Stock  held  by
non-affiliates of the Registrant as of September 30, 1997, was $21,175,157.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

As of September 25, 1997 there were 3,694,498 shares of the Registrant's Common Stock outstanding and 1,822,500 shares of the Registrant's Class B Common Stock.

PART 1
ITEM 1.  DESCRIPTION OF BUSINESS

           The Company was organized to acquire, own and operate seasoned, closely held companies in South Africa with annual sales in the range of approximately $5 to $50 million. The Company has acquired through FSAH, twelve businesses based in South Africa that are as a group engaged in the following industry segments:

           1.        Packaging equipment and materials.
           2.        Metal washers used in the fastener industry.
           3.        Air conditioning and refrigeration machinery components.
           4.        Processed foods.

           Upon completion of its initial public offering in January 1996, the Company acquired Starpak (Pty) Limited, which is engaged in the manufacture of high quality plastic packaging machinery; L.S. Pressing (Pty) Limited, which is engaged in the manufacture of washers for use in the fastener industry; and Europair Africa (Pty) Ltd., which is engaged in the manufacture and supply of air conditioning products. In April 1996, L.S. Pressings acquired the assets and business of Paper & Metal Industries, a small manufacturer of rough washers for use in the fastener industry. In April 1996, Europair acquired the assets and business of Universal Refrigeration, an agent and supplier of refrigeration products. In June 1996, FSAH acquired Piemans Pantry, a manufacturer and distributor of high quality meat pies. In October 1996, FSAH acquired Astoria Bakery and Astoria Bakery Lesotho, manufacturers and distributors of speciality baked breads and confectionary products. In November 1996, the Company acquired the assets of Alfapak (Pty) Ltd., a manufacturer of plastic film and printed plastic bags. In November 1996, Europair acquired the assets and business of First Strut (Pty) Ltd, a manufacturer of electrical trunking conduits. In January 1997, FSAH acquired Seemann's, a manufacturer and distributor of a wide range of processed meat products. In April 1997, FSAH acquired the business and assets of Gull Foods, a manufacturer of value-added prepared foods. In May 1997, the Company acquired Pakmatic Company (Pty), Ltd., a distributor of automatic process and packaging machinery. In June 1997, FSAH transferred all of the shares of Piemans Pantry, Astoria, Seemanns and Gull Foods to FSA Food and completed (i) the initial public offering in South Africa of 5,000,000 ordinary shares of common stock of FSA Food, which shares are listed on the Johannesburg Stock Exchange, (ii) an institutional private placement in South Africa of 20,000,000 ordinary shares of common stock of FSA Food, and (iii) a private placement of 12,500,000 ordinary shares of common stock to management and staff. As of August 11, 1997, FSAH owned 70% of the issued and outstanding shares of FSA Food.

           FSAH manages the Company's business interests in South Africa. FSAH monitors the operational performance of its subsidiaries and seeks out prospective acquisition candidates in businesses that complement or are otherwise related to the Company's existing acquisitions, and in other businesses that may be identified by the Company's management.

HISTORY

           The Company was founded in September 1995 in response to management's perception of a growing global interest in South Africa as an emerging market. The Company believes that the recent relaxation of trade and financial sanctions and the reintegration of South Africa into the world economic community may increase the opportunity for improved growth in the South African economy in general and more particularly in the industry segments in which the Company is engaged. See Note 18 of the Notes to the Consolidated Financial Statements with respect to certain financial information relating to industry segments of the Company.

STRATEGY

           The Company intends to continue to focus its efforts on businesses related to infrastructure development and consumer goods that the Company believes are well situated to benefit from South Africa's on-going transformation into an active participant in the global market place. The Company's strategy is to expand and improve its current operations in the industry sectors in which its operating subsidiaries are currently engaged, and in other related industry sectors, by acquiring mid-size, closely held companies in South Africa that operate efficiently, profitably and have seasoned management. The Company believes that it can acquire these types of companies at lower multiples of earnings than comparable companies would command in the United States. The Company seeks to benefit from the combination of business factors that South Africa has to offer, which includes a skilled work force, effective and expanding infrastructure and increasing access to foreign markets. The Company may also consider investments in businesses that are located in other countries, or are engaged in other industries, and in South African companies, the securities of which are publicly traded, that meet the Company's price and quality requirements. The Company has and will continue to identify potential acquisition candidates through the industry contacts of management and the managements of its subsidiaries, as well as through other general business sources. To date, the Company has financed its acquisitions through a combination of cash, issuance of shares of stock of FSAH or the Company and debt financing. The Company anticipates that it will continue to follow similar financing strategies in its future acquisitions.

DESCRIPTION OF BUSINESSES IN EACH OF THE COMPANY'S INDUSTRY SEGMENTS

VALUE ADDED SPECIALTY FOODS
PIEMANS PANTRY

           Piemans Pantry was acquired by the Company in June 1996. Piemans Pantry manufactures, sells and distributes quality meat, vegetarian and fruit pies, both in the baked and frozen, unbaked form. The business manufactures, markets and distributes from its headquarters in Krugerdorp, Gauteng and has a regional sales office in KwaZulu-Natal. Piemans Pantry strives to emphasize the highest standards of quality control and consistency of product. It's major customers are independent retail baker shops, pie shop franchises, in-store bakeries, national bread bakery groups, institutional cafeterias and convenience stores. Piemans Pantry's sales are conducted through its own employees, as well as through distributors/agents. Approximately 60% of Piemans' sales are internally generated with the remainder through agents. During the last fiscal year the Spar Group (a cooperative of independent supermarkets) accounted for 19% of the Piemans Pantry's sales, while the London Pie Company (a pie store franchise chain) contributed 15% of Piemans Pantry's sales. In the previous two fiscal years, no customer accounted for more than 20% of Piemans Pantry's sales.

           Piemans Pantry competes on the basis of quality. It faces competition from a number of manufacturers, primarily those supplying to the lower end of the market. Piemans Pantry believes that it has only one significant competitor and that its market share is currently around 20%. Piemans Pantry's business is slightly stronger in the months of July through October as well as in December. However, these increases are not significant to make this a seasonal business. Piemans Pantry manufactures to order on a daily basis. Backlog is therefore not counted, nor is it relevant in the analysis of Piemans Pantry's business.

           Piemans Pantry's principal suppliers for its pastry and filling ingredients are both local and foreign companies. All suppliers except one have immediate alternative sources. Piemans Pantry selects its suppliers on the basis of quality and price and to date it has had no difficulty in obtaining sufficient supplies.

ASTORIA BAKERY

           Astoria Bakery manufactures, sells and distributes high margin specialty breads such as special rye breads in the Republic of South Africa from its bakery in Randburg. Its major customer is Woolworths, a leading South African high-end retail chain, accounting for approximately 65% of sales. In the previous two fiscal years, Woolworths accounted for approximately 57% of Astoria's sales. Astoria strives to emphasize the highest standards of quality as well as uniqueness of product in its specialty lines. It faces competition from a number of manufacturers, however, Astoria believes that it dominates the market for specialty breads in Gauteng.

           In addition, Astoria Bakers Lesotho manufactures, sells and distributes staple bread to the Lesotho market, from its bakers in Maseru, the capital of Lesotho. In Lesotho, Astoria has one major competitor who has 40% of the Lesotho bread market. Astoria also has approximately 40% of this market and the balance is controlled by in-store bakeries.

GULL FOODS

           Gull Foods manufactures and sells a wide range of prepared food products. Gull's product line includes over 150 products ranging from hamburger patties, prepared sandwiches, salads, prepared pastas, pizzas, and flavored breads. Gull manufactures and markets from its headquarters in Bronkhorstpruit, a small town east of Pretoria. It strives to emphasize the highest standard of quality in all its product lines. Its major customer is Woolworths, (a large South African department store chain) which in Gull's last three fiscal years has accounted for approximately 86% of Gull's revenues. Gull's remaining business is derived from sales to the airline and institutional catering industries.

           Gull competes on the basis of quality and range of product. It believes that it does not face direct competition in the Gauteng area of South Africa and has a number of smaller competitors who supply to Woolworths in the South African Cape. All of the products sold to Woolworths are marketed under the Woolworths label. Gull generally sees an increase in its business during November and December, as well as a seasonal increase during the Easter period. However, these increases are not significant enough to make Gull a seasonable business.

           Gull sells its products to order and therefore does not carry a backlog. Gull's suppliers are all located in South Africa. All of Gull's suppliers have immediate alternative sources. Gull selects its suppliers on the basis of quality and price and to date has had no difficulty obtaining adequate supplies.

SEEMANNS

           Seemanns manufactures, sells, and distributes a wide range of processed meat products including products typically found in retail butcheries, as well as high margin processed and smoked meat products. Seemanns manufactures, markets and distributes from its headquarters in Randburg. It strives to emphasize the highest standard of quality in all its product lines and has become a well known brand name in its specialty areas. Its major customers are its own retail outlets, accounting for approximately 35% of its revenues, as well as the Pick n' Pay Group, one of South Africa's largest supermarket chains, which accounted for approximately 35% of Seemanns' sales in Seemanns fiscal year ending February 28, 1997. In the previous two years, Pick n' Pay accounted for more than 10% but less than 20% of Seemanns' sales. In addition, Seemanns sells to a number of institutional catering organizations, restaurant chains, and other institutional customers. Seemanns competes on the basis of quality and range of product. It faces competition from retail butchery chains, as well as supermarket groups. As a manufacturer, Seemanns believes that it has established a strong niche in the market for high quality smoked and processed meat products in the Johannesburg area. Seemanns generally sees an increase in its business during November and December, as well as a seasonal increase during the Easter period. However, these increases are not significant enough to make Seemanns a seasonable business.

           Seemanns carries significant amounts of raw meat inventory, as it purchases supplies on a market related basis. When raw materials are cheap, Seemanns typically uses its strong cash resources, to stock pile meat at favorable prices. On the manufacturing side however, Seemanns sells its processed meats on a daily basis and therefore does not carry a significant backlog of orders. Seemanns' principal suppliers are mostly local. All suppliers have immediate alternative sources. Seemanns selects its suppliers on the basis of quality and price and to date has had no difficulty obtaining adequate supplies.

PLASTIC PACKAGING MACHINERY
STARPAK

           Starpak manufactures high quality plastic packaging machinery and does business under the name of Levy and Smith. Starpak's operations are located in Johannesburg with service offices in Durban and Cape Town. Machinery manufactured by Starpak is generally used by manufacturers to provide low cost and high quality packaging for a broad spectrum of consumer goods. Its machines are used in industries such as food, baking, beverages, cosmetics, pharmaceuticals, chemicals, motor oils, printing, hardware and general trade. Starpak markets its products directly and through independent sales agents. Over 96% of Starpak's sales are generated through its in-house sales force. During the last fiscal year, no one customer accounted for more than 10% of Starpak's annual sales. Prior to such time, Albany Bakeries, which developed a new bread packaging product, and the Premier Group, which purchased a wide range of bakery packaging equipment, accounted for more than 10% of Starpak's annual sales in the previous two fiscal years.

           Starpak competes on the basis of quality. Starpak faces competition from major competitors whose machines are frequently less expensive, although Starpak believes that they are of lower quality than machines produced by Starpak. To the best of its knowledge, management estimates that the total market for shrink packaging machinery in South Africa in 1996 was approximately $11,100,000. Of this total market, Starpak has an estimated 46% share, with the remainder of the market being serviced by a number of small packaging machine manufacturing companies. In the past, Starpak has experienced a seasonal down-turn in its business during the period commencing mid-December and ending at the end of February. This down-turn appears to be due to the main summer holidays in South Africa that occur during such period. The most active period for receipt of orders has historically been from July to the beginning of December. As of July 31, 1997, Starpak's backlog of firm orders was approximately $920,784 compared to approximately $975,074 as of July 31, 1996.

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

AIR CONDITIONING AND REFRIGERATION
EUROPAIR

           Europair manufactures and supplies products, parts and accessories to the heating, ventilation and air conditioning industry ("HVAC") in South Africa. Europair's operations are located in Johannesburg with branch offices in Durban, Cape Town, Port Elizabeth, East London, Nelspruit and Petersburg. Europair seeks to provide a single source of components and accessories for original equipment manufacturers, contractors and duct shops in South Africa and neighboring countries. Its products include grilles, flexible ducting, flanging, insulation, humidifiers, fire dampers and other accessory products for the air conditioning industry. Europair markets its products primarily through its sales personnel directly to air conditioning and building contractors as well as to other agents.

           Europair believes it is unique in South Africa in its increasing capacity as a full-range supplier to the HVAC industry and believes it does not currently compete directly with any supplier that offers as comprehensive a range of products. Europair does, however, have a number of competitors in each of its product groups. Increasingly, the threat of competition is presented by less expensive imports, although such imports are sometimes lower quality and the importers are generally unable to stock a broad range of products. As Europair is in the air conditioning and refrigeration business it experiences a seasonality that corresponds with the summer months in the Southern hemisphere. Typically, sales are higher in the months of October through February.
Europair's firm order backlog does not represent a material portion of its annual sales.

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

           L.S. Pressings believes that it is the single largest supplier of washers in the South African market, although a number of competitors compete with L.S. Pressings in particular niches. L.S. Pressings' strongest competition is from importers of standard size washers manufactured in Taiwan. However, importers of Taiwanese washers generally do not offer a "one-stop" source of supply and L.S. Pressings believes it competes successfully with respect to pricing. As a result, the importers have not had a substantial impact on

L.S. Pressings' sales although there can be no assurance that this will remain the case. L.S. Pressings believes that no other South African manufacturer of washers offers a comparable range of products. L.S. Pressings typically manufactures to order and delivers within approximately 10 days of order. Backlog numbers are therefore not significant for L.S. Pressings and tend to vary widely. However, as of July 31, 1997, L.S. Pressings' firm order backlog was $46,758 as compared with $43,377 on July 31, 1996.

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

REGULATION

           The Company's South African business operation is subject to a number of laws and regulations governing the use and disposition of hazardous substances, air and water pollution and other activities that effect the environment. The Company's management believes that each of its subsidiaries is in substantial compliance with applicable South African law and the regulations promulgated under such law and that no violation of any such law or regulation by any such company has occurred which would have a material adverse effect on the financial condition of the Company.

EMPLOYEES

           As of September 25, 1997, in addition to its President who devotes substantially all of his business time to the Company, the Company had only one full-time salaried employee. "See Management Employment Agreements". As of such date, FSAH had only four full-time salaried employees. The Company intends to add employees as necessary to meet management and other requirements from time to time. On July 1, 1996, FSAH entered into an employment agreement with Cornelius J. Roodt to act as its Managing Director. See "Management- Employment Agreements". As of September 25, 1997, the Company's operating subsidiaries employed approximately 2,500 people.

ITEM 2.
PROPERTIES

           The Company's principal executive offices are located at Clarendon House, Church Street, Hamilton, HM 11, Bermuda, which space is made available to the Company pursuant to a corporate services agreement entered into with a corporate services company in Bermuda.. The Company's U.S. subsidiary, First South African Management Corp. (FSAM) has its principal executive offices at 2665 South Bayshore Drive, Suite 702, Coconut Grove, Florida 33133. FSAM's offices consist of approximately 2,000 square feet of office space in an office section of Coconut Grove, Florida, which FSAM occupies pursuant to a three-year lease agreement (expiring in 1999) with a monthly rental of $2,600. FSAH's principal executive offices are located in the facilities of Europair in South Africa.

           Starpak and L.S. Pressings operate out of a facility made up of adjacent buildings owned by Levy & Smith Properties (Proprietary) Limited, a wholly-owned subsidiary of Starpak. The facility has a total lot size of approximately 30,000 square feet. The facility has three floors at 85% coverage equal to a total of 76,500 square feet. The Company anticipates that it will require additional space and is considering the rental of additional space at a nearby location. Starpak also has branches in Durban and Cape Town, South Africa.

           Europair operates from premises and facilities that it owns in Gauteng and from leased premises in KwaZulu-Natal, Western Cape and the Eastern Cape. Pursuant to an option granted by the Company, Mr. Bruce Thomas (the Chief Executive Officer of Europair) has acquired Europair's premises for $890,868 and entered into a ten year lease (expiring in 2006) with Europair with respect to such premises for an initial rental rate of $110,111 per annum. Europair believes this property is well suited to Europair's operations and can accommodate relatively large increases in manufacturing and storage. Europair's other leased properties are located in Durban, Cape Town and Port Elizabeth.

           Piemans Pantry operates from premises and facilities that it owns in Krugersdorp. The facility has two floors with a total size of 38,000 square feet. In addition, Piemans Pantry rents a retail facility in Krugersdorp, as well as an office space in KwaZulu-Natal.

           Paper & Metal Industries rents two adjacent industrial properties in Germiston, Gauteng. The total size of the facility is 8,975 square feet. Paper & Metal have a two year lease (expiring in 1998) at approximately $34,744 per annum.

           Astoria leases approximately 20,000 square feet of space in Randberg for which it pays an annual rental amount of approximately $100,000 (pursuant to a lease expiring in 2006). Astoria also leases approximately 6,000 square feet in Lesotho for which it pays an annual rental amount of approximately $7,000 (pursuant to a lease expiring in 2006).

           Gull operates from premises and facilities that it rents in Bronkhorstspruit. Such premises include approximately 52,000 square feet of space. Rental cost is approximately $44,000 per annum with a lease term of five years. In addition, Gull rents a small manufacturing and retail facility of approximately 4,000 square feet in downtown Johannesburg. Rental cost of these premises is approximately $8,000 per annum with a lease term of five years.

           Seemanns operates from premises and facilities that it owns in Randburg. These premises include the retail outlet and comprises approximately 44,000 square feet.

ITEM 3.
LEGAL PROCEEDINGS

           Neither the Company nor any of its subsidiaries are subject to any material legal proceedings.

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           On January 24, 1996 , the Company's Common stock and Units were listed for quotation on the SmallCap Market on the Nasdaq System under the symbols FSACF and FSAUF, respectively. The following table sets forth, for the periods indicated the high and low bid prices for the Common Stock and Unites as reported by Nasdaq. Quotation reflect prices between dealers, without retail mark-up, mark down or commissions and may not necessarily represent actual transactions.


                       High Bid                       Low Bid
                       --------                       -------
Common Stock
------------
1996
3rd Quarter            $  4.75                       $ 2.88
4th Quarter            $  6.00                       $ 3.00

                                           High Bid                     Low Bid
                                           --------                     -------

1997
1st Quarter                               $  6.50                       $ 4.50
2nd Quarter                               $  5.75                       $ 4.00
3rd Quarter                               $  7.38                       $ 3.50
4th Quarter                               $  8.75                       $ 4.63

1998
1st Quarter(through September 24, 1997)   $  8.69                       $ 7.13

Units
1996
3rd Quarter                               $  6.50                       $ 5.38
4th Quarter                               $ 10.00                       $ 5.25

1997
1st Quarter                               $  9.72                       $ 6.75
2nd Quarter                               $ 11.00                       $ 8.25
3rd Quarter                               $  9.75                       $ 6.75
4th Quarter                               $ 14.13                       $ 6.38

1998
1st Quarter(through September 24, 1997)   $ 13.75                       $10.00

Class A Warrants
1996
3rd Quarter                               $ 3.00                        $1.50
4th Quarter                               $ 2.87                        $1.58

1997
1st Quarter                               $ 3.00                        $2.25
2nd Quarter                               $ 5.00                        $2.75
3rd Quarter                               $ 2.38                        $1.25
4th Quarter                               $ 3.88                        $1.06

1998
1st Quarter(through September 24, 1997)   $ 3.875                       $2.00

Class B Warrants
1996
3rd Quarter                               $ 1.62                        $ .62
4th Quarter                               $  .88                        $ .62

1997
1st Quarter                               $ 1.25                        $ .25
2nd Quarter                               $ 1.50                        $ .63
3rd Quarter                               $ 1.50                        $ .59
4th Quarter                               $ 1.94                        $ .39

1998
1st Quarter(through September 24, 1997)   $ 1.875                      $ 1.00

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

           As  of  September   24,   1996,   there  were   approximately   1,430
shareholders, both of record and beneficial, of the Company's Common Stock.

           In January, 1997, the Company entered into a stock option agreement with Barretto Pacific Corporation ("BPC") pursuant to which the Company granted BPC an option to purchase 25,000 shares of Common Stock at an exercise private of $3.75 per share. Such option shall expire 180 days after the effectiveness of the Registration Statement on Form S-1 with respect to the registration of the Company's Debentures (as defined in the following paragraph) and certain other securities of the Company as filed on August 13, 1997. Such option was granted in consideration of certain services rendered by BPC for the Company. The Company believes that such transaction is exempt from the registration provisions of the Act in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Act").

           In April 1997 through August, 1997 the Registrant completed a private placement of 10,000 senior Subordinated Convertible Debentures due June 15, 2004. The Registrant believes that such private placement is exempt from the registration provisions of the Act in reliance upon Regulation D and Regulation S promulgated under the Act. Value Investing Partners, Inc. earned a commission equal to $700,000, a non-accountable expense allowance equal to $100,000 and will receive 10 year warrants to purchase 135,000 shares of Common Stock at an exercise price of $6.00 per share with respect to such private placement. (See
Item 12 "Certain Relationships and Related Transactions - FSAC Escrow Agreements," for a description of the issuance of additional shares of Common Stock in May 1997. The Company believes that such transaction is exempt from the registration provisions of the Act in reliance on Section 4(2) of the Act.)

ITEM 6.   SELECTED FINANCIAL DATA

SELECTED HISTORICAL AND PRO FORMA
CONDENSED COMBINED FINANCIAL DATA

           The following selected financial data for Starpak and L.S. Pressings, the Company's predecessor, as of and for the periods presented have been derived from the combined audited financial statements of Starpak and L.S. Pressings. The unaudited financial data, in the opinion of management, contain all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of such data. The results of the interim periods are not necessarily indicative of the results of a full year. All of the financial data set forth below should be read in conjunction with the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                  SELECTED FINANCIAL INFORMATION

                                        Predecessor Company (1)    March 1, 1995             The  Company
                                        -----------------------    -------------             ------------
                                      Years ended February 28,      to June 30,     July 1, 1995         July 1, 1996
                                      --------------------------    -----------     -------------        ------------
                                                                        1995       to June 30, 1996     to June 30, 1997
                                                                        ----       -----------------    ----------------
                                         1993          1994        1995
Statement of Operations Data               $            $            $            $            $              $
                                        -------       -------      -------     -------     ----------      ---------
Net sales..........................   6,256,667     6,851,457    8,826,856   3,297,507     14,911,097     66,575,931
Total operating expenses...........   5,818,092     6,414,144    8,179,083     292,806     19,833,942(3)  61,134,362
Operating income...................     438,575       437,313      647,773     334,701     (4,922,845)     5,441,569
Interest paid......................     223,314       180,960      152,163      18,801        856,733(4)     858,067
Net income before tax and minority
    interests......................     269,251       321,319      536,440     359,045     (5,248,942)     8,379,511(5)
Net Income after tax...............     138,839       207,916      313,882     213,829     (5,737,560)     6,683,165


                                                      Predecessor Company (1)
                                                            February 28,
                                                                                June
                                                                                 30,                      June 30,1997
                                         1993          1994          1995       1996
Balance Sheet Data                         $             $             $          $                            $
                                        -------       -------      -------     -------     ----------      ---------
Total assets.......................    3,976,769     3,976,974   5,161,709    23,604,994                   64,197,149
Long term liabilities..............    1,140,244     1,112,391   1,123,665     2,361,372                   13,341,758
Net working capital................    1,177,250     1,194,931   1,366,602     4,624,417                   26,196,023
Stockholders' equity...............    1,527,356     1,580,826   1,828,656    12,792,376                   23,220,014

-----------

(1) Represents the combined results for Starpak and L.S. Pressings, which are deemed to be the predecessor of the Company due to the Common ownership and control of such entities. The Company's fiscal year end is June 30.

(2)  No dividends were declared or paid during the periods presented.

(3) Includes a one time non cash escrow shares charge of $6,314,000 related to the release of 1.1 million shares under the terms of an Earnout Escrow Agreement between the Company, certain shareholders and the Underwriter of the Company's Initial Public Offering.

(4) Includes a non cash charge of $396,000 relating to costs incurred in connection with a November 1995 Bridge Note Financing.

(5) Includes a net gain of $3,327,478 on the sale of investment in First SA Food Holdings, Ltd., L.C. As well as a minority interest of $35,224.

                         PRO FORMA FINANCIAL INFORMATION

The pro-forma information has been prepared assuming that the acquisitions had taken place and that operations had commenced on July 1, 1995.

The pro-forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had occurred at the beginning of the period, nor is it indicative of future results.

                   PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
               FOR THE YEARS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                                   (unaudited)


                                                   Proforma (Unaudited)
                                                   --------------------
                                                 Year ended     Year ended
                                                  June 30,       June 30,
                                                    1997           1996
                                                     $              $
                                                 -----------    -----------

Revenues                                          78,596,647     71,374,856
                                                 -----------    -----------

Operating  expenses
   Cost of sales                                  46,006,407     42,259,173
   Selling, general and administrative costs      26,575,103     23,636,005
   Non cash escrow share charge                         --       6 ,314,000
                                                 -----------    -----------
                                                  72,581,510     72,209,178
                                                 -----------    -----------
Operating (loss)/income                            6,015,137       (834,323)

Other income                                       3,904,884        872,766
Interest expense                                    (823,912)   (1,524 ,287
                                                 -----------    -----------
(Loss)/income before income taxes and minority     9,096,109     (1,485,844)
    interests
Provision for taxes on income                    (1,834, 833)    (2,049,047)
                                                 -----------    -----------
Minority interest in consolidated subsidiary
   companies                                        (135,224)          --
                                                 -----------    -----------
Net (loss)/income                                  7,136,979     (3,534,891)
                                                 ===========    ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

           The Company was incorporated in September 1995 to acquire, own and operate closely held companies in South Africa with annual sales in the range of approximately $5 million to $50 million. In this regard, the Company, through its South African subsidiaries has acquired twelve South African companies (collectively, the "Acquisitions" engaged in the following industry segments.

           1. Packaging equipment and materials through Starpak, Alfapak and Pakmatic
           2. Metal washers used in the fastener industry through LS Pressings and Paper and Metal.
           3.         Air conditioning and  refrigeration  machinery  components though Europair Refrigeration and First Strut.
           4.         Processed foods through  Piemans  Pantry,  Astoria Bakery,
                      Seemanns and Gull Foods.

           See "Business" and "Certain Transactions." The Company has funded itself since inception primarily through stockholders' loans and capital contributions and the Bridge Financing of Notes and Warrants and the proceeds if its Initial Public Offering completed in January 1996, as well as the issuance of subordinated convertible debentures. The Company anticipates that it will derive revenues primarily through income generated from the operations of acquired operating companies in South Africa.

           The annual rate of inflation in South Africa for the periods set forth below was as follows:


     Fiscal Year 1996             Fiscal Year 1997
     ----------------             ----------------
           6.9%                          8.8%

           The average rate for the South African Rand against the U.S. dollar for the periods under discussion were as follows:


                                 Fiscal Year 1996         Fiscal Year 1997
                                 ----------------         ----------------
                                    $1 = R3.85               $1 =R4.53
      Depreciation of                                          17.7%

           As the Company's results are reported in U.S. dollars, but revenues and earnings are primarily generated in South African Rand, the local inflation rate and the depreciation of the South African Rand against the US dollar for the periods in question are important to further the understanding of the Company's results. In general, if the rate of depreciation of the South African Rand to the U.S. dollar for any comparable period is greater than the South African rate of inflation for that same period then the Company would have had to generate local revenues and earnings in excess of the South African inflation rate in order to maintain dollar parity. For the period ended June 30, 1997, the depreciation of the South African Rand to the dollar equaled 17.7% while the annual rate of inflation was 8.8%. In order for the Company to report dollar growth in revenues and earnings it would need to have generated growth of over 8.9% in inflation adjusted numbers through its local South African operations. The results, therefore, for the period indicated above as reflected in U.S. dollars, is in excess of inflation adjusted South African Rand for revenue and earnings growth.

Results of Operations

           This discussion should be read in conjunction with the Selected Historical and Pro Forma Combined Financial Data and the financial statements and notes thereto appearing elsewhere in this document. In this discussion, "Pro Forma" includes all the combined results for the Company's acquisitions that have been consummated since the Company's Initial Public Offering in January. The "Pro Forma" results may not be representative of the actual results that would have been achieved had such events actually occurred at the beginning of the periods indicated.

                      FIRST SOUTH AFRICA CORPORATION, LTD.
                                     Bermuda
                                Listed on NASDAQ


================================================================================
First South Africa                First South African Holdings
 Management Corp.                         South Africa
     Delaware
--------------------------------------------------------------------------------
                                              First SA Food Holdings
                                              Listed on Johannesburg
                                                  Stock Exchange

                                                  Specialty Food                                           Air Conditioning and
                      Fasteners                    Manufacturing                  Packaging                    Refrigeration

                   L.S. Pressings                 Piemans Pantry*                  Starpak                       Europair
                Acquired January 1996           Acquired June 1996          Acquired January 1996          Acquired January 1996
             Purchase price: $1,900,905     Purchase price: $9,200,000    Purchase price: $838,545      Purchase price: $1,029,206

                    Paper & Metal                 Astoria Bakery*                  Alfapak                Europair Refrigeration
                 Acquired April 1996            Acquired July 1996         Acquired November 1996           Acquired April 1996
              Purchase price: $380,000      Purchase price: $4,400,000    Purchase price: $300,000       Purchase price: less than
                                                                                                                 $100,000
                                              Seemanns Meat Products*             Pakmatic                      First Strut
                                              Acquired November 1996         Acquired April 1997            Acquired July 1996
                                            Purchase price: $5,300,000    Purchase price: $1,228,000      Purchase price: $600,000
                                                    Gull Foods*
                                               Acquired January 1997
                                             Purchase price: $9,000,000

* These acquisitions include contingent payments based on a multiple of future earnings. The purchase prices reflected for these acquisitions include the Company's current estimate of the total price to be paid after all contingent payments are made.

           Due to the lack of comparative prior financial periods, and in order to provide a meaningful reference point in the Management's Discussion and Analysis, comparative twelve month pro forma results have been added for the periods ended June 30, 1997 and 1996 respectively. These pro forma results include the results for all of the Company's acquisitions, including those made after January 24, 1996. Attention is drawn to the Management's Discussion and Analysis for the Pro Forma periods mentioned above. This section provides the most meaningful analysis of the Company's performance on a broader time scale.


                                           Proforma (Unaudited)
                                                Year Ended           Year Ended
                                               June 30, 1997       June 30, 1996

Costs of sales ...................................  58.0%              59.2%
Gross profit .....................................  41.5%              40.8%
Selling, general and administrative expenses .....  33.8%              33.1%
Interest expense .................................   1.0%               2.1%
Operating income (pre non cash escrow charge) ....   7.7%               7.7%
Other income (net of other expenses) .............   5.0%               1.2%
Income before income taxes( pre non cash escrow
    charge) ......................................  11.4%               6.8%
Income before income taxes .......................  11.4%              (2.1%)


           Pro Forma Twelve Months Ended June 30, 1997
           Compared to Pro Forma Twelve Months Ended June 30, 1996

           Pro-forma sales for the 12 months ended June 30, 1997 increased 10.1% to $78,596,647 from $71,374,856 for the period ended June 30, 1996. In local currency, this increase was equal to approximately 28% which reflects a net growth after inflation of approximately 19%. For the year ended June 30, 1997 the Company's processed foods operations contributed approximately 65.7% of the Company's sales versus 67.7% for 1996. Air conditioning and refrigeration segment for 1997 contributed approximately 15.8% of sales versus 12% for 1996. The packaging equipment segment for 1997 contributed approximately 12.9% of sales versus 12.8% for 1996. While the fastener segment for 1997 contributed approximately 5.6% of sales versus 7.5% for 1996. Sales in all business segments increased, except for the fastener segment. The overall increase can be attributed to increasing demand for the Company's products as the middle class base of consumers continues to grow as South Africa continues its transition to more broad based economic participation. In addition, the Company's subsidiaries have continued to purchase additional manufacturing capacity to take advantage of this demand.

           Pro-forma cost of goods sold were $46,006,407 and $42,259,173 for the twelve months ended June 30, 1997 and 1996 respectively. This represented 58.5% of sales for the twelve months ended June 30, 1997 versus 59.2 % for the corresponding period in 1996. For the year ended June 30, 1997 the pro-forma cost of goods for the Company's processed foods operations was approximately 56% versus 58% for 1996. Air conditioning and refrigeration segment for 1997 was approximately 66% versus 60% for 1996. The packaging equipment segment for 1997 was approximately 59% versus 56% for 1996. While the fastener segment for 1997 was approximately 62% versus 60% for 1996. The overall decrease can therefore be primarily explained by improved productivity in the food companies due to increased automation.

           Pro-forma sales, general and administrative costs increased to $26,575,103 from $23,636,005 for the twelve months ended June 30, 1997 and 1996 respectively. This represented 33.8% of sales for the twelve months ended June 30, 1997 versus 33.1% for the corresponding period a year earlier. For the year ended June 30, 1997 the SG and A expenses for the Company's processed foods operations was approximately 34.5% of sales versus 34.4% for 1996. Air conditioning and refrigeration for 1997 was 30% versus 33.5% in 1996. The packaging equipment segment for 1997 was 29.2% versus 31.6% in 1996. While the fastener segment for 1997 was 14.1% versus 13.2% for 1996. This increase is primarily attributable to the Company's net corporate expenses. The Company was formed in September 1995 and completed its Initial Public Offering in January of 1996. As a result the pro-forma results for fiscal 1996 do not reflect a full charge for the Company's corporate overhead. During fiscal 1996, the Company expended approximately $400,000 in corporate overhead, while in 1997 this number increased to approximately $1.4 million. In addition, under the terms of certain executive employment agreements, the Company recorded approximately $300,000 in bonuses related to the gain on the sale of 30% of First SA Food Holdings, Ltd., as part of its general SG&A expense.

           Pro-forma Interest expenses decreased to 823,912 during the twelve months ended June 30, 1997 from $1,524,827 for the twelve months ended June 30, 1996. Most of this decrease can be attributed to a non-cash charge of $396,000 that the Company took in connection with its November 1995 private placement of Bridge Notes. In addition some of the Company's operating subsidiaries generated interest on net cash balances which reduced the Company's consolidated net interest.

           Proforma other income was $3,904,884 and $872,766 for the twelve months ended June 30, 1997 and 1996, respectively. This increase is primarily attributable to a net gain of $3,327,478 on the sale of the Company's investment in First SA Food Holdings Ltd. In June 1997, the Company completed the Initial Public Offering of 5,000,000 ordinary shares of common stock of its subsidiary First SA Food Holdings, which shares are listed on the Johannesburg Stock Exchange; an institutional private placement in South Africa of 20,000,000 ordinary shares of common stock of FSA Food, and a private placement of 12,500,000 ordinary shares of common stock to management and staff. As of September 30, 1997 the Company owned 70% of First SA Food.

           The Company recorded a non-cash escrow share charge of $6,314,000 for the year ended June 30, 1996. This charge relates to the release of 1,100,000 shares of Class B Common Stock from an Earnout Escrow Agreement that the Company entered into with the underwriter of its January 24, 1996 Initial Public Offering. Under the terms of this agreement, 1,100,000 shares were deposited in escrow subject to the Company achieving certain pre-tax Pro Forma earnings results. As the pro forma results for June 30, 1996 met the earnout requirements of this agreement, the Company took this one time non-cash charge which was calculated by multiplying 1,100,000 shares by the then current bid price of the Company's Common Stock. The $6,314,000 charge was reflected as additional Capital in Excess of Par in the June 30, 1996 Balance Sheets.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - PREDECESSOR COMPANY.

           The annual rate of inflation in South Africa for the period set forth below was as follows:


         1993                    1994                   1995
         ----                    ----                   ----
         13.9%                   9.7%                   8.6%

           The average rate for the South African Rand against the U.S. dollar for the periods under discussion were as follows:


      Fiscal Year 1993          Fiscal Year 1994       Fiscal Year 1995
      ----------------          ----------------       ----------------
         $1 = R2.90                $1 = R3.32             $1 = R3.53
      Depreciation of                14.48%                  6.3%

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

COMBINED RESULTS FOR STARPAK AND L.S. PRESSINGS

                                   Period from March 1. 1995
 As Percentage of Sales                to June  30, 1995    1995        1994         1993
-----------------------                -----------------    ----        ----         ----
                                                           Fiscal Year Ended February 28,
                                                           ------------------------------
Costs of sales................................. 57.0%       57.3%        65.9%       66.0%
Gross profit................................... 43.0%       42.7%        34.1%       34.0%
Selling, general and administrative expenses... 32.8%       35.4%        27.7%       27.0%
Interest expense...............................   .05%       1.7%         2.6%        3.6%
Operating income............................... 10.1%        7.3%         6.4%        7.0%
Other income (net of other expenses)...........  1.3%        0.5%         0.9%        0.9%
Income before income taxes..................... 10.9%        6.1%         4.7%        4.3%

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

LIQUIDITY AND CAPITAL RESOURCES

           In January 1996, the Company raised approximately $9 million in net proceeds after all fees and expenses from its Initial Public Offering. In May 1997, the Company raised approximately $9.2 million in net proceeds from the issuance of 10,000 9% convertible debentures. Such debentures mature on June 15, 2004 and are convertible any time prior to maturity at a price of $6.00 per share. In June 1997, the Company's subsidiary, First SA Food Holdings, raised approximately $16.5 million in cash through the placement of its shares in South Africa. Of this amount, approximately $5.5 million was retained by First South African Holdings, while the remainder was retained by FSA Foods. Proceeds from these offerings have been and will continue to be primarily utilized to fund the Company's acquisitions as well as to provide a certain amount of working capital to its South African subsidiaries.

           As of June 30, 1997, the Company had cash of $19,889,111 with working capital of $26,196,023. As of June 30, 1996, the Company had a total of $15,015,170 in debt, of which amount $10 million related to the Company's 9% subordinated convertible debentures with the remainder being bank debt. Of the bank debt, $1,673,712 was classified as current. The Company currently has $3,537,000 available in bank credit lines, which lines are unsecured and renewable on an annual basis.

           Cash flows provided by operating activities for the period ended June 30, 1997 totaled $2,730,571. Cash flows used in investing activities for the period ended June 30, 1997 totaled $920,272 of which the Company realized $16,479,827 on the disposal of its investment in First SA Food Holdings Ltd. The Company expended $11,431,059 on the acquisition of subsidiaries, $1,801,032 on the acquisition of recipes and other intellectual property, and purchased $2,142,954 in net addition to property, plant and equipment of its subsidiaries. Net cash provided by financing activities generated $11,759,220 during the period ended June 30, 1997.

           As of June 30, 1997, the Company had cash of approximately $20 Million. Under the various acquisition agreements, the Company anticipates having to spend approximately $3.2 million in cash for its contingent payments over the next 12 months as well as approximately $2.2 million in stock. The Company anticipates that this cash and operating cash flows will be sufficient to fully fund these payments as well as fund the capital expenditures for its various operations. Excess cash will also be utilized to fund additional acquisitions. In this regard, the Company entered into a letter of intent to acquire Fifers Bakery, a specialty confectionary manufacturer. Such acquisition is anticipated to close by the end of October 1997. The Company will expend approximately $1.6 million on closing to acquire this company. The Company anticipates that any longer term contingent acquisition payments will be funded out of operating cash flows of the acquired entities.

           The Company's operating subsidiaries generally collect their receivables within 65 - 90 days and reserve approximately 5.8% for doubtful accounts. Historically, the companies' operating and capital needs have been met by internal cash flow and outside bank borrowing. It is management's belief that capital expenditures for the foreseeable future can continue to be met by internal cash flow and bank borrowing. The Company's operating subsidiaries engage in certain hedging transactions with respect to certain overseas purchases in order to lock in a specified exchange rate. In addition, in July 1997, the Company, through Swiss Bank Corporation, purchased a 12 month option to acquire the equivalent of $10 million in South African Rand at the strike price of R5.50 to the Dollar. This option has the effect of hedging $10 million of the Company's fiscal 1998 earnings, in the event the exchange rate of the South African Rand falls below this strike price. The cost of such option was approximately $133,000 and is being amortized over the length of the option.

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

                         FIRST SOUTH AFRICA CORP., LTD.

                          INDEX TO FINANCIAL STATEMENTS


First South Africa Corp., Ltd.

Report of the independent auditors

Consolidated  Balance  Sheets at June 30,  1997
and 1996

Consolidated Statements of Income for the years ended June 30, 1997 and 1996, the period March
1 to June 30, 1995 and the year ended  February
28, 1995

Pro-forma Consolidated Statements of Income for
the  years   ended  June  30,   1997  and  1996
(Unaudited)

Consolidated Statements of Cash Flows for the years ended June 30, 1997 and 1996, the period
March 1 to June 30,  1995  and the  year  ended
February 28, 1995

Consolidated    Statement    of    Changes   in
Stockholders'   Investment   for   the   period
February 28, 1994 to June 30, 1997

Notes to the Consolidated Financial Statements for the years ended June 30, 1997 and 1996, the period March 1 to June 30, 1995 and the year ended February 28, 1995

                         FIRST SOUTH AFRICA CORP., LTD.

                       REPORT OF THE INDEPENDENT AUDITORS




 To the Board of Directors
 of First South Africa Corp., Ltd.


           In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of income, of cash flow and of changes in stockholders' investment present fairly, in all material respects, the financial position of First South Africa Corp., Ltd. and its subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for the years ended June 30, 1997 and 1996, the period March 1 to June 30, 1995 and the year ended February 28, 1995 in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





Price Waterhouse
Sandton, South Africa
September 19, 1997

                         FIRST SOUTH AFRICA CORP., LTD.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                          June 30,       June 30,
                                                            1997           1996
                                                             $               $
                                                       -----------    -----------
Current assets
           Cash on hand                                 19,889,111      4,682,035
           Trade accounts receivable                    12,000,224      5,833,542
           Less: Allowances for bad debts                 (696,279)      (402,333)
                                                       -----------    -----------
                                                        11,303,945      5,431,209
           Inventories (net)                             7,219,960      2,510,868
           Prepaid expenses and other current assets       934,263       451, 551
           Deferred charges (net)                          838,439           --
                                                       -----------    -----------
                     Total current assets               40,185,718     13,075,663
Property, plant and equipment                           16,197,605      9,000,334
Less: Accumulated depreciation                          (4,849,396)    (2,119,912)
                                                       -----------    -----------
                                                        11,348,209      6,880,422
Intangible assets (net)                                 12,620,822      3,363,923
Other assets                                                42,730         84,768
Loan to shareholder                                           --          126,668
Deferred income taxes                                         --           73,550
                                                       -----------    -----------
                                                        64,197,479     23,604,994
                                                       ===========    ===========

                         FIRST SOUTH AFRICA CORP., LTD.

                           CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities
           Bank overdraft payable                                       --          745,724
           Current portion of long term debt                       1,673,712      2,101,799
           Trade accounts payable                                  6,755,823      2,162,257
           Other provisions and accruals                           3,184,428      1,923,371
           Other taxes payable                                       654,653           --
           Income tax payable                                      1,721,079      1,518,095
                                                                 -----------    -----------
                     Total current liabilities                    13,989,695      8,451,246
                                                                 -----------    -----------

Long term debt                                                    13,341,758      2,361,372
Deferred income taxes                                                358,446           --
                                                                 -----------    -----------

                                                                  27,689,899     10,812,618
                                                                 -----------    -----------

Minority shareholders' investment                                 13,287,566           --

Stockholders' investment

Capital stock:

           A class common stock, $0.01 par value - authorized
           23,000,000 shares, issued and outstanding
           3,536,115 shares                                           35,361         22,000

           B class common stock, $0.01 par value - authorized
           2,000,000 shares, issued and outstanding
           1,822,500 shares                                           18,691         19,701

           Preferred stock, $0.01 par value, - authorized
           5,000,000 shares, issued and outstanding nil shares          --             --

           Capital in excess of par                               22,891,093     18,518,986
                                                                 -----------    -----------
Retained earnings                                                  2,803,065     (3,880,100)
Foreign currency translation adjustments                          (2,528,196)    (1,888,211)
                                                                 -----------    -----------
                                                                  64,197,479     23,604,994
                                                                 ===========    ===========

                         FIRST SOUTH AFRICA CORP., LTD.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                       Year ended     Year ended       March 1,      Year ended
                                                        June 30,       June 30,       to June 30,   February 28,
                                                          1997           1996            1995           1995
                                                           $              $                $             $
                                                       -----------    -----------    -----------    -----------
Revenues                                                66,575,931     14,911,097      3,297,507      8,826,856
                                                       -----------    -----------    -----------    -----------
Operating expenses
           Cost of sales                                37,869,755      8,385,511      1,881,686      5,058,749
           Selling, general and administrative costs    23,264,607      5,134,431      1,081,120      3,120,334
           Non cash compensation charge                       --        6,314,000           --             --
                                                       -----------    -----------    -----------    -----------
                                                        61,134,362     19,833,942      2,962,806      8,179,083
                                                       -----------    -----------    -----------    -----------
Operating income/(loss)                                  5,441,569     (4,922,845)       334,701        647,773
Gain on disposal of subsidiary stock                     3,327,478           --             --             --
Other income                                               468,531        539,636         43,145         40,830
Interest expense                                          (858,067)      (865,733)       (18,801)      (152,163)
                                                       -----------    -----------    -----------    -----------
Income/(loss) from consolidated companies
before income taxes and minority interests               8,379,511     (5,248,942)       359,045        536,440
Provision for taxes on income                           (1,572,049)      (488,618)      (145,216)      (222,558)
                                                       -----------    -----------    -----------    -----------
                                                         6,807,462     (5,737,560)       213,829        313,882
Minority interest in consolidated subsidiary
companies                                                 (135,224)          --             --             --
                                                       -----------    -----------    -----------    -----------
Net income/(loss) from consolidated companies            6,672,238     (5,737,560)       213,829        313,882
Equity in net earnings of affiliated companies              10,927           --             --             --
                                                       -----------    -----------    -----------    -----------
Net income/(loss)                                        6,683,165     (5,737,560)       213,829        313,882
                                                       ===========    ===========    ===========    ===========
Basic earnings/(loss) per share                              $1,30        ($3,03)    $       .39    $       .57

Fully diluted earnings per share                             $1,22        ($1,39)    $       .39    $       .57
Weighted average number of shares outstanding
       Basic earnings per share                          5,139,855      1,893,463        547,890        547,890
       Fully diluted earnings per share                  5,594,912      1,893,463        547,890        547,890

                         FIRST SOUTH AFRICA CORP., LTD.

                   PRO-FORMA CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                           Year ended     Year ended
                                                            June 30,       June 30,
                                                              1997           1996
                                                          -----------    -----------
Revenues                                                   78,596,647     71,374,856
                                                          -----------    -----------
Operating expenses
           Cost of sales                                   46,006,407     42,259,173
           Selling, general and administrative costs       26,575,103     23,636,005
           Non cash compensation charge                          --        6,314,000
                                                          -----------    -----------
                                                           72,581,510     72,209,178
                                                          -----------    -----------
Operating income/(loss)                                     6,015,137       (834,322)
Gain on disposal of subsidiary stock                        3,327,478           --
Other income                                                  577,406        872,766
Interest expense                                             (823,912)    (1,524,287)
                                                          -----------    -----------
Income/(loss) from consolidated companies before income
 taxes and minority interests                               9,096,109     (1,485,843)
Provision for taxes on income                              (1,834,833)    (2,049,047)
                                                          -----------    -----------
                                                            7,261,276     (3,534,890)
Minority interest in consolidated subsidiary companies       (135,224)          --
                                                          -----------    -----------
Net income/(loss) from consolidated companies               7,126,052     (3,534,890)
Equity in net earnings of affiliated companies                 10,927           --
                                                          -----------    -----------
Net income/(loss)                                           7,136,979     (3,534,890)
                                                          ===========    ===========
Basic earnings/(loss) per share                                 $1,34        ($0,66)

Fully diluted earnings per share                                $1,25           --
Weighted average number of shares outstanding
       Basic earnings per share                             5,345,208      5,345,208
       Fully diluted earnings per share                     5,800,266           --

The pro-forma information has been prepared assuming that all acquisitions had taken place on July 1, 1995.

The pro-forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had occurred at the beginning of the period, nor is it indicative of future results.

                         FIRST SOUTH AFRICA CORP., LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Year ended     Year ended      March 1,      Year ended
                                                                 June 30,       June 30,      to June 30,   February 28,
                                                                   1997           1996           1995           1995
                                                                     $             $               $             $
                                                               -----------    -----------    -----------    -----------
Cash flows from operating activities:

           Net income/(loss)                                     6,683,165     (5,737,560)       213,829        313,882
           Adjustments to reconcile net income/(loss) to net
           cash provided by operating activities:
                     Non-cash compensation charge                     --        6,314,000           --             --
                     Depreciation and amortization               2,011,354        395,757         50,678         92,746
                     Deferred income taxes                         349,543        (90,559)          --          (69,295)
                     Net (gain)/loss on sale of assets            (198,473)       (22,523)         1,320         19,636
                     Net gain on sale of investment in
                         First SA Food Holdings Limited         (3,327,478)          --             --             --
                     Effect of changes in current assets
                         and current liabilities                (2,922,764)        10,185        (94,090)       (23,012)
                     Minority interest in consolidated
                         subsidiary companies                      135,224           --             --             --
                     Assets acquired at a discount                    --            7,307           --             --
                                                               -----------    -----------    -----------    -----------
Net cash provided by operating activities                        2,730,571        876,607        171,737        333,957
                                                               -----------    -----------    -----------    -----------
Cash flows from investing activities:

           Proceeds on disposal of investment in First
               SA Food Holdings Limited                         16,479,827           --             --             --
           Additions to property, plant and equipment           (3,325,153)      (453,768)      (166,124)      (327,039)
           Proceeds on disposal of property, plant and
               equipment                                         1,182,199           --             --             --
           Additional purchase price payments                   (2,023,835)          --             --             --
           Other assets acquired                                   (42,676)      (704,117)       (16,502)        22,053
           Decrease in loans to related companies                   80,969        145,823           (280)        45,241
           Acquisitions of subsidiaries (net of cash
               of $985,410)                                    (11,431,059)    (4,498,043)          --             --
                                                               -----------    -----------    -----------    -----------
Net cash used in investing activities                              920,272     (5,510,105)      (182,906)      (259,745)
                                                               -----------    -----------    -----------    -----------

                         FIRST SOUTH AFRICA CORP., LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Year ended     Year ended      March 1,      Year ended
                                                        June 30,       June 30,      to June 30,   February 28,
                                                          1997           1996           1995           1995
                                                            $             $               $             $
                                                      -----------    -----------    -----------    -----------
Cash flows from financing activities:

           Net (repayments)/borrowings in bank
               overdrafts                              (1,155,094)       135,941        119,473        (26,269)
           Borrowings of long term debt                10,601,298           --           93,202         93,618
           Repayments of long term debt                  (985,630)    (1,525,613)          --             --
           Increase in deferred debt issue costs         (853,683)          --             --             --
           Repayments in loans from related parties          --         (880,034)          --             --
           Borrowings in loans from related parties          --             --             --           30,473
           Borrowings in loans from stockholders             --          137,656           --             --
           Borrowings in short term debt                  689,682      1,954,673           --           81,972
           Repayments in short term debt                 (921,810)          --             --             --
           Proceeds on stock issues                     4,384,458      9,197,446           --             --
                                                      -----------    -----------    -----------    -----------
Net cash provided in financing activities              11,759,221      9,020,069        212,675        179,794
                                                      -----------    -----------    -----------    -----------
Effect of exchange rate changes on cash                  (202,988)      (448,787)        (9,783)       (16,573)
                                                      -----------    -----------    -----------    -----------
Cash generated by operations                           15,207,076     3,937, 784        191,723        237,433
Cash on hand at beginning of period                     4,682,035        744,251        552,528        315,095
                                                      -----------    -----------    -----------    -----------
Cash on hand at end of period                          19,889,111      4,682,035        744,251        552,528
                                                      ===========    ===========    ===========    ===========

                         FIRST SOUTH AFRICA CORP., LTD.

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS INVESTMENT

[Part 1 of 2]

                                              Capital stock                Capital stock
                                               First South   Capital in     LS Pressings
                                              Africa Corp.,   excess of         (Pty)
                                                   Ltd.          par            Ltd.
                                                    $             $               $
                                               -----------   -----------    -----------
Balance at February 28, 1994                          --            --          460,978
Net income                                            --            --             --
Translation adjustment                                --            --             --
                                               -----------   -----------    -----------
Balance at February 28, 1995                          --            --          460,978
Net income                                            --            --             --
Translation adjustment                                --            --             --
                                               -----------   -----------    -----------
Balance at June 30, 1995                              --            --          460,978
Issuance of stock to acquire predecessor
Starpak and LS Pressings                               150     1,208,628       (460,978)
Issuance of stock to acquire subsidiary
  companies                                             98     1,840,365           --
Other stock issues                                      28       260,024           --
Proceeds on First South Africa Corp, Ltd.
  stock issues                                      41,425     9,896,646           --
Share issue expenses written off                      --      (1,000,677)          --
Escrow stock released                                 --       6,314,000           --
Subsidiary assets acquired at a discount              --            --             --
Net loss                                              --            --             --
Translation adjustment                                --            --             --
                                               -----------   -----------    -----------
Balance at June 30, 1996                            41,701    18,518,986           --

    Issuance of stock to FSAH escrow agent          11,915          --             --
   Issuance of stock to acquire subsidiaries           190     4,357,228           --
        Proceeds on warrants exercised                 246       159,879           --
       Stock issue expenses written off               --        (145,000)          --
            Net income for the year                   --            --             --
            Translation adjustment                    --            --             --
                                               -----------   -----------    -----------


[Part 2 of 2]

                                             Capital stock    Capital in                    Foreign
                                                Starpak     excess of par                  currency
                                                 (Pty)      Starpak (Pty)   Retained      translation
                                                  Ltd.           Ltd.        earnings     adjustments           Total
                                                    $              $            $              $                  $
                                              -----------    -----------    -----------    -----------    -----------
Balance at February 28, 1994                        1,010        746,790      1,322,442       (950,394)       580,826
Net income                                           --             --          313,882           --          313,882
Translation adjustment                               --             --             --          (66,052)        66,052
                                              -----------    -----------    -----------    -----------    -----------
Balance at February 28, 1995                        1,010        746,790      1,636,324     (1,016,446)     1,828,656
Net income                                           --             --          213,829           --          213,829
Translation adjustment                               --             --             --          (24,488)       (24,488)
                                              -----------    -----------    -----------    -----------    -----------
Balance at June 30, 1995                            1,010        746,790      1,850,153     (1,040,934)     2,017,997
Issuance of stock to acquire predecessor
Starpak and LS Pressings                           (1,010)      (746,790)          --             --             --
Issuance of stock to acquire subsidiary
  companies                                          --             --             --             --        1,840,463
Other stock issues                                   --             --             --             --          260,052
Proceeds on First South Africa Corp, Ltd.
  stock issues                                       --             --             --             --        9,938,071
Share issue expenses written off                     --             --             --             --       (1,000,677)
Escrow stock released                                --             --             --             --        6,314,000
Subsidiary assets acquired at a discount             --             --            7,307           --            7,307
Net loss                                             --             --       (5,737,560)          --       (5,737,560)
Translation adjustment                               --             --             --         (847,277)      (847,277)
                                              -----------    -----------    -----------    -----------    -----------
Balance at June 30, 1996                             --             --       (3,880,100)    (1,888,211)    12,792,376

    Issuance of stock to FSAH escrow agent           --             --             --             --           11,915
   Issuance of stock to acquire subsidiaries         --             --             --             --        4,357,418
        Proceeds on warrants exercised               --             --             --             --          160,125
       Stock issue expenses written off              --             --             --             --         (145,000)
            Net income for the year                  --             --        6,683,165           --        6,683,165
            Translation adjustment                   --             --             --         (639,985)      (639,985)
                                              -----------    -----------    -----------    -----------    -----------


                         FIRST SOUTH AFRICA CORP., LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE YEARS ENDED JUNE 30, 1997 AND 1996, THE PERIOD MARCH 1, TO JUNE
                              30, 1995 AND THE YEAR
                             ENDED FEBRUARY 28, 1995

                          Capital stock             Capital stock  Capital stock Capital in                Foreign
                           First South  Capital in  LS Pressings     Starpak    excess of par             currency
                          Africa Corp.,  excess of      (Pty)         (Pty)     Starpak (Pty) Retained   translation
                               Ltd.         par         Ltd.           Ltd.        Ltd.       earnings   adjustments      Total
                                $            $            $              $             $           $          $             $
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------    ----------
BALANCE AT JUNE 30, 1997       54,052   22,891,093          --           --           --     2,803,065   (2,528,196)   23,220,014
                           ==========   ==========   ==========   ==========   ==========   ==========   ==========    ==========

                         FIRST SOUTH AFRICA CORP., LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE YEARS ENDED JUNE 30, 1997 AND 1996, THE PERIOD MARCH 1, TO JUNE
                              30, 1995 AND THE YEAR
                             ENDED FEBRUARY 28, 1995

1.       PRINCIPAL ACTIVITIES OF THE GROUP

         The principal activities of the group include the following:

         ENGINEERING INTERESTS
         The business of manufacturing, servicing and selling packaging machines, receiving commission income, receiving rental income, manufacture of washers for use in the fastener industry, manufacture and supply of air-conditioning products.

         FOOD INTERESTS
         The manufacture, sale and distribution of both ready to eat and ready for bake off pastry related food products, the manufacture, sale and distribution of high margin speciality breads and staple breads, the manufacture and sale of a wide range of prepared food products and the manufacture, sale and distribution of a wide range of processed meat products.


2.       ORGANIZATION

         First South Africa Corp., Ltd. (the "Company") was founded on September 6, 1995. The purpose of the Company is to acquire and operate in South African companies.

         The following subsidiaries/businesses acquired, were accounted for using the purchase method of accounting. The assets and liabilities were recorded at fair market value as determined by management:


                                                                             PURCHASE
                                                                               PRICE
                                                                           CONSIDERATION
         SUBSIDIARY/BUSINESS                             DATE ACQUIRED          $

Astoria Bakery CC and Astoria Bakery Lesotho (Pty) Ltd.   July 1, 1996       2,344,123
First Strut (Pty) Ltd.                                    July 1, 1996         175,836
Seemann's Quality Meat Products (Pty) Ltd. and
Hammer Street Investments CC                              November 1, 1996   2,989,077
Gull Foods CC and Trek Biltong CC                         January 1, 1997    5,288,629
Pakmatic Company (Pty) Ltd. and
Pakmatic Spares and Service (Pty) Ltd.                    March 1, 1997        924,379
                                                                            ----------
                                                                            11,722,044
                                                                            ==========

         The purchase consideration has been decreased to give effect to the debt ceded to the holding company in the acquisition of all subsidiaries/businesses with the exception of Gull Foods CC and Trek Biltong CC, which has no debt ceded to the holding company.

                         FIRST SOUTH AFRICA CORP., LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE YEARS ENDED JUNE 30, 1997 AND 1996, THE PERIOD MARCH 1, TO JUNE
                              30, 1995 AND THE YEAR
                             ENDED FEBRUARY 28, 1995





2.       ORGANIZATION (continued)


                                                                       Combined
                                                                       purchase
                                                                    consideration
                                                                    and allocation
                                                                          $
                                                                    --------------
Acquisition costs
         Stock issued in lieu of cash                                 3,685,866
         Cash consideration (net of debt ceded to holding company)    7,897,235
         Other direct expenses                                          138,943
                                                                     ----------
 Purchase price to be allocated                                      11,722,044
                                                                     ==========
Summary allocation of purchase price
         Current assets                                               6,138,945
         Property, plant and equipment                                3,974,294
         Recipes and other intellectual property                      7,131,434
         Goodwill                                                       694,108
                                                                     ----------
Total assets acquired                                                17,938,781
         Current liabilities                                          4,055,918
         Long term debt                                               1,387,301
         Deferred income taxes                                           79,093
         Debt ceded to holding company                                  694,425
                                                                     ----------
Total liabilities assumed                                             6,216,737
                                                                     ----------
         Excess of assets over liabilities assumed                   11,722,044
                                                                     ==========

         The Company is required to make additional payments to the former owners based on a multiple of pre-tax earnings. These payments are to be made by the issue of stock and cash over the next two to three years. In fiscal 1997, the Company paid $2,023,835 in cash and stock under these contingent consideration arrangements.

                         FIRST SOUTH AFRICA CORP., LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE YEARS ENDED JUNE 30, 1997 AND 1996, THE PERIOD MARCH 1, TO JUNE
                              30, 1995 AND THE YEAR
                             ENDED FEBRUARY 28, 1995


3.       SUMMARY OF ACCOUNTING POLICIES

         The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and incorporate the following significant accounting policies.

         Consolidation
         First South Africa Corp., Ltd., consolidates its majority owned subsidiaries. The consolidated financial statements include the accounts of the company, First South Africa Corp., Ltd. and its subsidiaries. Minority interests have been taken into account when determining the net income due to the Company. Material intercompany transactions have been eliminated on consolidation.

         Accounting estimates
         Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Earnings per share
         Earnings per share on common shares is based on net income and reflects dilutive effects of any stock options and warrants which exist at year end.

         Intangible assets
         Goodwill resulting from acquisitions, recipes and other intellectual property, and trademarks are being amortised on a straight line basis over a period of twenty to twenty five years. If facts and circumstances were to indicate that the carrying amount of goodwill, recipes and other intellectual property is impaired, the carrying amount would be reduced to an amount representing the discounted future cash flows to be generated by the operation.

         Also included in intangible assets are non competition agreements relating to the Europair acquisition which are being amortized on a straight line basis over the six year term of the agreements.

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

         * Common stock and capital in excess of par are translated into United States Dollars using historical rates at date of issuance.

                         FIRST SOUTH AFRICA CORP., LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE YEARS ENDED JUNE 30, 1997 AND 1996, THE PERIOD MARCH 1, TO JUNE
                              30, 1995 AND THE YEAR
                             ENDED FEBRUARY 28, 1995



3.       SUMMARY OF ACCOUNTING POLICIES (continued)

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

         Inventories
         Inventories are valued at the lower of cost and net realizable value, using both the first-in, first-out and the weighted average methods. The value of work-in-progress and finished goods includes an appropriate portion of manufacturing overheads. A valuation reserve has been established to reduce the values of certain identified inventories (determined to be obsolete or otherwise impaired) to their estimated net realizable values (market or selling price less costs to dispose).

         Property, plant and equipment
         Land  is  stated  at  cost  and  is  not  depreciated.   Buildings  are
         depreciated on the straight line basis over estimated useful lives of 20 years.

         Plant and equipment, and motor vehicles are written off over their estimated useful lives of 5 to 10 years.

         Income taxes
         Income tax expense is based on reported earnings before income taxes. Deferred income taxes represent the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred taxes are measured by applying currently enacted tax laws.

         Fair value of financial instruments
         As at June 30 1997, the carrying value of accounts receivable, accounts payable and investments approximate their fair value. The carrying value of long term debt approximates fair value, as the debt, other than convertible debentures, interest rates are keyed to the prime lending rate. The convertible debentures are believed to approximate fair market due to their recent issuance in June 1997.

                         FIRST SOUTH AFRICA CORP., LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE YEARS ENDED JUNE 30, 1997 AND 1996, THE PERIOD MARCH 1, TO JUNE
                              30, 1995 AND THE YEAR
                             ENDED FEBRUARY 28, 1995

3.       SUMMARY OF ACCOUNTING POLICIES (continued)


         Revenues
         Revenues comprise net invoiced sales of washers, manufactured packaging machines, spares and service charges, food products, air conditioning systems, fans and related accessories, and rental income. Combined revenues exclude sales to group companies. The company recognizes revenues on an accrual basis.


         Revenues are stated net of allowances granted to customers and trade discounts. Returns of defective products are offset against revenues. Due to the low incidence of warranty returns, where warranties are provided to customers, the warranty costs are charged to cost of goods sold as and when incurred.

         Gain on disposal of subsidiary stock
         Subsidiary stock disposed of during the period is recognized as a gain in the statement of income and is separately disclosed as a non operating gain.


4.       INVENTORIES

         Inventories consist of the following:


                                                    June 30,      June 30,
                                                     1997          1996
                                                       $             $
                                                  ----------    ----------
                  Finished goods                   4,032,523     2,077,679
                  Work in progress                   532,144       272,377
                  Raw materials and ingredients    2,365,213       501,562
                  Supplies                           716,081        93,055
                                                  ----------    ----------
                  Inventories (Gross)              7,645,961     2,944,673
                  Less:  Valuation allowances       (426,001)     (433,805)
                                                  ----------    ----------
                   Inventories (Net)               7,219,960     2,510,868
                                                  ==========    ==========

5.       DEFERRED CHARGES

         Represents the debt issue costs of the 9% convertible debentures amounting to $853,683. This charge is being amortized over the tenure of the debenture issue (Refer note 9). The charge for the current year is $15,244.

                             FIRST SOUTH AFRICA CORP., LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE YEARS ENDED JUNE 30, 1997 AND 1996, THE PERIOD MARCH 1, TO JUNE
                              30, 1995 AND THE YEAR
                             ENDED FEBRUARY 28, 1995

6.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:


                                                      June 30,       June 30,
                                                        1997           1996
                                                         $               $
                                                    -----------    -----------
             Land and buildings                       2,650,410      2,713,473
             Plant and equipment                     10,376,002      3,463,121
             Vehicles                                 3,153,985      1,789,905
             Capital work in progress                    17,208      1,033,835
                                                    -----------    -----------
             Total cost                              16,197,605      9,000,334
             Accumulated depreciation                (4,849,396)    (2,119,912)
                                                    -----------    -----------
             Net book value                          11,348,209      6,880,422
                                                    ===========    ===========
             Depreciation charge                      1,481,824        345,884
                                                    ===========    ===========

         Certain assets of the company are encumbered as security for the liabilities of the group (Refer note 9).

7.       INTANGIBLE ASSETS

         Intangible assets consist of the following:


                                                        June 30,       June 30,
                                                          1997           1996
                                                           $               $
                                                     -----------    -----------
                Recipes                               11,264,035      2,858,011
                Trademarks                               359,521           --
                Goodwill arising from acquisitions     1,099,475        414,610
                Non competition agreements               331,575        115,842
                                                     -----------    -----------
                Total cost                            13,054,606      3,388,463
                Accumulated amortization                (433,784)       (24,540)
                                                     -----------    -----------
                                                      12,620,822      3,363,923
                                                     ===========    ===========

                             FIRST SOUTH AFRICA CORP., LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE YEARS ENDED JUNE 30, 1997 AND 1996, THE PERIOD MARCH 1, TO JUNE
                              30, 1995 AND THE YEAR
                             ENDED FEBRUARY 28, 1995


8.       BANK OVERDRAFT FACILITIES

         The group has general short term banking facilities of $3,537,000 available. These facilities bear interest at the prime lending rate, which is currently 20,25%, and are repayable on demand. The terms of these facilities are generally less than twelve months, the facilities are secured by a cession over book debts, and have no covenants, renewable annually.

9.       SHORT AND LONG TERM DEBT

                                                        June 30,       June 30,
                                                          1997           1996
                                                            $              $
                                                     -----------    -----------
                Long term debt
                         9% Convertible debentures    10,000,000           --
                        Mortgage loans                 1,025,406      1,508,870
                        Equipment notes                3,990,064      1,904,980
                        Unsecured notes                     --          125,214
                                                     -----------    -----------
                                                      15,015,470      3,539,064
                 Less:  Current portion               (1,673,712)    (1,177,692)
                                                     -----------    -----------
                         Total long term debt         13,341,758      2,361,372
                                                     ===========    ===========
                Short term debt
                Current portion of long term debt      1,673,712      1,177,692
                Trade finance loan                          --          924,107
                                                     -----------    -----------
                                                       1,673,712      2,101,799
                                                     ===========    ===========


         9% Convertible debentures
         Convertible debentures issued in June 1997 are unsecured, senior, and subordinated, bearing interest at 9% per annum, payable quarterly. The debentures are convertible into shares of common stock at any time prior to maturity at a price of $6,00 per share (fair market value at debenture issue date). The debentures may be redeemed at the option of the Company from June 15, 1999 through June 14, 2003 at a redemption premium ranging from 109% to 102.5% of face value, depending on the redemption date.

         The debentures have mandatory sinking fund payments due in two equal installments totaling 67% of the outstanding fair value on June 15, 2002 and June 15, 2003, with the balance of the issue due at maturity on June 15, 2004.

         The Company has filed an S-1 Registration Statement for the shares issuable upon conversion.

                         FIRST SOUTH AFRICA CORP., LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE YEARS ENDED JUNE 30, 1997 AND 1996, THE PERIOD MARCH 1, TO JUNE
                              30, 1995 AND THE YEAR
                             ENDED FEBRUARY 28, 1995

9.       SHORT AND LONG TERM DEBT (continued)

         The following covenants are in existence:

         * A restriction has been placed on the ability of the Company to pay any dividends and to repurchase stock.

         * A restriction has been placed on transactions with affiliates, whereby all transactions must be no less favorable than those on normal commercial terms.

         *        The   Company   may  not   adopt   any  plan  of   liquidation
                  (bankruptcy).

         Mortgage loans
         Mortgage loans are collateralized by first and second mortgage bonds over property with a net book value of $2,504,855. These loans are repayable in equal monthly instalments of $18,909 and equal annual instalments of $17,684 over periods ranging from five to twenty years and bear interest at rates ranging from 14,5% to 18,59%. Generally these interest rates are linked to the prime lending rate which is currently at 20,25%.

         Equipment notes
         Equipment notes are collateralized over movable assets with a net book value of $3,611,203. These loans are generally repayable in equal monthly instalments over a maximum period of five years. These loans bear interest at rates ranging from 7% to 1,75% above the prime lending rate, which is currently 20,25%.

         The following is a schedule of repayments of long term debt by year of repayment:


          Year ended June 30,                                  $
           1998                                            1,673,712
           1999                                            1,903,670
           2000                                              646,655
           2001                                              329,237
           Thereafter                                     10,462,196


10.      RETAINED EARNINGS

         Included in retained earnings is an amount of $7,307 which represents the excess of assets acquired over liabilities assumed in the purchase of the assets and liabilities of operating entities. This amount is not distributable until such time as the assets so acquired are disposed.

11.      OPERATING LEASES

         The group has several operating leases over land and buildings. These leases generally expire within the next five years. These leases generally contain renewal options at the fair market value at the date of renewal.

                         FIRST SOUTH AFRICA CORP., LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE YEARS ENDED JUNE 30, 1997 AND 1996, THE PERIOD MARCH 1, TO JUNE
                              30, 1995 AND THE YEAR
                             ENDED FEBRUARY 28, 1995

         In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

         The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of June 30, 1997:


           Year ended June 30,                        $
           1998                                    634,295
           1999                                    685,880
           2000                                    614,060
           2001                                    573,914
           Thereafter                              631,270

         The following schedule shows the composition of total rental expense for all operating leases except those with terms of a month or less:


                             Year ended   Year ended     March 1,    Year ended
                              June 30,     June 30,     to June 30, February 28,
                                1997         1996          1995         1995
                                 $            $              $           $
           Minimum rentals    614,450      415,815        25,562       78,730
                              =======      =======        ======       ======


12.      GAIN ON DISPOSAL OF SUBSIDIARY STOCK

         During 1997, the Company formed First SA Food Holdings Limited ("FSA Food") to own all of its food interest companies.

         In June 1997, the Company sold an effective 30% interest in FSA Food through a private placement and subsequent public listing on The Johannesburg Stock Exchange.

         The gain on disposal recognized in the Statement of Income is made up as follows:


                                                                  Year ended
                                                                   June 30,
                                                                     1997
                                                                      $
                                                                  -----------
           Proceeds received                                       16,479,827
           Less: Net carrying value of shares of FSA Food         (13,152,349)
                                                                  -----------

           Net gain on sale of investment in subsidiary company     3,327,478
                                                                  ===========

                         FIRST SOUTH AFRICA CORP., LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE YEARS ENDED JUNE 30, 1997 AND 1996, THE PERIOD MARCH 1, TO JUNE
                              30, 1995 AND THE YEAR
                             ENDED FEBRUARY 28, 1995


13.      OTHER INCOME

         Other income includes profit on disposal of assets, proceeds from insurance claims and commissions received.


                              Year ended   Year ended   March 1,    Year ended
                               June 30,     June 30,   to June 30,  February 28,
                                 1997         1996        1995        1995
                                  $             $           $           $
                                -------     -------     -------     -------
 Profit on disposal of assets   198,473        --          --          --
 Insurance claims and
     commissions received       270,058     539,696      43,145      40,830
                                -------     -------     -------     -------
                                468,531     539,696      43,145      40,830
                                =======     =======     =======     =======


14.      INCOME TAXES

         Income taxes are accounted for under Statement of Financial Standards No. 109 "Accounting for Income Tax" ("SFAS 109"), an asset and liability method. SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax bases and financial reporting bases of the company's assets and liabilities. In addition, SFAS 109 requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent realization of such benefit is more likely than not.

                         FIRST SOUTH AFRICA CORP., LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE YEARS ENDED JUNE 30, 1997 AND 1996, THE PERIOD MARCH 1, TO JUNE
                              30, 1995 AND THE YEAR
                             ENDED FEBRUARY 28, 1995

14.        INCOME TAXES (continued)

         The provision for income taxes charged to continuing operations was as follows:

                                  Year ended  Year ended     March 1,    Year ended
                                   June 30,    June 30,    to June 30,  February 28,
                                     1997        1996          1995         1995
                                      $            $            $            $
                                   ---------   ---------    ---------   ---------
Current:
   South African normal taxation   1,161,998     848,006      145,216     291,858
   Foreign normal taxation            62,345        --           --          --
                                   ---------   ---------    ---------   ---------
          Total current taxes      1,224,343     848,006      145,216     291,858
                                   ---------   ---------    ---------   ---------
Deferred:
   South African normal taxation     347,706    (359,388)        --       (69,300)
                                   ---------   ---------    ---------   ---------
         Total deferred taxes        347,706    (359,388)        --       (69,300)
                                   ---------   ---------    ---------   ---------
Provision for taxes on income      1,572,049     488,618      145,216     222,558
                                   =========   =========    =========   =========

         Deferred tax liability/(asset) at June 30, is comprised of the following:



                                                          June 30,     June 30,
                                                            1997         1996
                                                             $             $
                                                           --------    --------
               Property, plant and equipment                765,624     346,961
               Prepaid expenditure                            7,036      12,245
                                                           --------    --------
                          Gross deferred tax liabilities    772,660     359,206
                                                           --------    --------
               Accruals                                    (371,148)   (372,447)
               Deposits received on equipment sales         (42,813)    (60,309)
               Assessable losses                               (253)       --
                                                           --------    --------
                          Gross deferred tax assets        (414,214)   (432,756)
                                                           --------    --------
               Net deferred tax liability/(asset)           358,446     (73,550)
                                                           ========    ========

                         FIRST SOUTH AFRICA CORP., LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE YEARS ENDED JUNE 30, 1997 AND 1996, THE PERIOD MARCH 1, TO JUNE
                              30, 1995 AND THE YEAR
                             ENDED FEBRUARY 28, 1995


14.        INCOME TAXES (continued)

           The provision for taxes on income differs from the amount of income tax determined by applying the applicable South African statutory income tax rate to pre-tax income from continuing operations as a result of the following differences:

           The Company reflects a taxable income of $8,892,317 after eliminating expenditure of $512,806 which is not allowable for tax purposes as this represents expenditure incurred in Bermuda, where no taxation laws are in existence. After eliminating the disallowable expenditure incurred in Bermuda, the tax rate reconciliation is as follows:

                                       Year ended    Year ended   March 1,     Year ended
                                        June 30,      June 30,   to June 30,  February 28,
                                          1997          1996        1995          1995
                                           %             %            %             %
                                          ------      ------      ------     ------
South African statutory tax rate            35.0        35.0        35.0       35.0
Disallowable expenditures                    1.3         0.7         5.0        1.0
Creation/utilization of assessable losses    3.2        (1.0)         --         --
Non taxable income - profit on sale of
   investment                              (12.9)         --          --         --
Non taxable income                          (1.1)         --          --         --
Foreign tax rate differential               (0.9)         --          --         --
Tax rate adjustment                           --          --          --        1.0
Transitional levy                             --          --          --       (2.0)
Capital allowances                          (6.5)       (2.0)         --         --
 Other                                      (0.4)         --          --        6.0
                                          ------      ------      ------     ------
                                            17.7        32.7        40.0       41.0
                                          ======      ======      ======     ======

                         FIRST SOUTH AFRICA CORP., LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE YEARS ENDED JUNE 30, 1997 AND 1996, THE PERIOD MARCH 1, TO JUNE
                              30, 1995 AND THE YEAR
                             ENDED FEBRUARY 28, 1995


15.        CASH FLOWS

           The changes in assets and liabilities consist of the following:

                                                     Year ended     Year ended      March 1,       Year ended
                                                      June 30,       June 30,      to June 30,    February 28,
                                                        1997           1996           1995            1995
                                                          $              $              $              $
                                                     -----------    -----------    -----------    -----------
(Increase)/decrease in trade accounts                 (2,788,051)      (756,684)        36,382       (989,374)
  receivable                                          (3,158,181)       146,179       (357,614)        13,759
(Increase)/decrease in inventories
(Increase)/decrease in prepaid expenses and             (368,252)      (134,650)      (146,445)        15,906
  other current assets                                    (9,990)          --             --             --
Increase in income taxes prepaid                       1,872,035        360,265         91,094         97,479
Increase in trade accounts payable
Increase/(decrease) in other provisions and            1,096,189        (38,785)       127,573        659,078
  accruals                                               656,088           --             --             --
Increase in other taxes payable                         (222,602)       433,860        154,920        180,140
                                                     -----------    -----------    -----------    -----------
(Decrease)/increase in income taxes payable
                                                      (2,922,764)        10,185        (94,090)       (23,012)
                                                     ===========    ===========    ===========    ===========
 Supplemental disclosure of cash flow information:
Acquisition of subsidiaries is reconciled to
  the purchase consideration of the
   subsidiaries/businesses as follow:
Purchase consideration of subsidiaries/
  businesses                                         (11,722,044)    (4,502,789)          --             --
Add: Debts assumed                                      (694,425)          --             --             --
Less:Cash acquired                                       985,410          4,746           --             --
                                                     -----------    -----------    -----------    -----------
                                                     (11,431,059)    (4,498,043)          --             --
                                                     ===========    ===========    ===========    ===========
Interest paid                                            858,067        865,733         18,801        152,163
                                                     ===========    ===========    ===========    ===========

Taxes paid/(refunded)                                  1,513,166       (239,962)        (9,704)       118,834
                                                     ===========    ===========    ===========    ===========

                         FIRST SOUTH AFRICA CORP., LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE YEARS ENDED JUNE 30, 1997 AND 1996, THE PERIOD MARCH 1, TO JUNE
                              30, 1995 AND THE YEAR
                             ENDED FEBRUARY 28, 1995


16.        EMPLOYMENT BENEFITS

           The group participates in various retirement benefit funding plans and health plans for the benefit of its employees.

           All of the retirement benefit funds are defined contribution plans and by nature of the funds there can be no unfunded obligations or responsibility on the employer. The only obligation of the group is the contribution to these plans which generally ranges from 6% to 9% of the employees' annual earnings.

           Amounts charged to pension costs and contributed by the Company to the funds were as follows:


                Year ended      Year ended       March 1,       Year ended
                 June 30,        June 30,       to June 30,    February 28,
                   1997            1996            1995            1995
                    $                $               $              $
Pension costs   497,788          99,028          37,440          84,438
                =======         =======         =======         =======


           The group and employees participate in various health plans which provide medical cover for employees on an annual basis. Neither the health plan nor the group are liable for post retirement medical costs. The contributions to the health plan are borne equally by the employee and the group except for a few salaried employees where the Company is responsible for 100% of the contribution. The Company has no liability for employees' medical costs in excess of the contributions to the health plan.

           Amounts charged to health plan costs and contributed by the Company were as follows:


                   Year ended      Year ended       March 1,       Year ended
                    June 30,        June 30,       to June 30,    February 28,
                      1997            1996            1995            1995
                       $                $               $              $
Health plan costs   336,706         242,186          42,366         123,233
                    =======         =======         =======         =======

                         FIRST SOUTH AFRICA CORP., LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE YEARS ENDED JUNE 30, 1997 AND 1996, THE PERIOD MARCH 1, TO JUNE
                              30, 1995 AND THE YEAR
                             ENDED FEBRUARY 28, 1995

17.        PROFIT SHARE

           Management receive an annual bonus, determined at the discretion of the board of directors. The amounts paid to management were as follows:


                    Year ended     Year ended       March 1,     Year ended
                     June 30,       June 30,      to June 30,   February 28,
                       1997           1996            1995          1995
                         $             $               $             $
Profit share bonus   390,284        140,828            --         294,307
                     =======        =======        =======        =======


18.        BUSINESS SEGMENT INFORMATION

           The Company's operations have been classified into four business segments: packaging machinery, fastener industry, air conditioning and refrigeration components and processed foods. The packaging machinery segment includes the manufacture, import and distribution of packaging machinery. The fastener industry includes the manufacture and distribution of fasteners. The air conditioning and refrigeration components segment includes the manufacture, import and distribution of air conditioning and refrigeration related products. The processed foods segment includes the manufacture, processing and distribution of food related products for resale to wholesalers and retailers.

           Summarized financial information by business segment for the years ending June 30, 1997 and 1996 is presented. (Information prior to this date if not available)


                                                     Year ended      Year ended
                                                    June 30, 1997  June 30, 1996
                                                          $              $
                                                    -----------    -----------
Net sales:
    Packaging machinery                               7,838,872      5,102,597
    Fastener industry                                 4,399,591      4,458,636
    Air conditioning and refrigeration components    12,409,404      3,778,976
    Processed foods                                  41,928,064      1,570,888
                                                    -----------    -----------
                                                     66,575,931     14,911,097
                                                    -----------    -----------

Operating income:
    Packaging machinery                                 605,948        364,695
    Fastener industry                                   685,873        826,086
    Air conditioning and refrigeration components       355,408        297,049
    Processed foods                                   4,782,675        137,483
    Corporate                                          (988,335)    (6,548,158)
                                                    -----------    -----------
                                                      5,441,569     (4,922,845)
                                                    -----------    -----------

                         FIRST SOUTH AFRICA CORP., LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE YEARS ENDED JUNE 30, 1997 AND 1996, THE PERIOD MARCH 1, TO JUNE
                              30, 1995 AND THE YEAR
                             ENDED FEBRUARY 28, 1995

                                                    Year ended    Year ended
                                                   June 30, 1997 June 30, 1996
                                                         $             $
                                                    ----------   ----------
Total assets:
    Packaging machinery                              4,979,316    2,660,370
    Fastener industry                                2,846,135    2,649,505
    Air conditioning and refrigeration components    4,041,505    3,491,366
    Processed foods                                 41,037,271    6,085,800
    Corporate                                       11,293,252    8,717,953
                                                    ----------   ----------
                                                    64,197,479   23,604,996
                                                    ----------   ----------

Depreciation and amortization:
    Packaging machinery                                183,376      150,797
    Fastener industry                                   76,223       65,440
    Air conditioning and refrigeration components      282,276       95,371
    Processed foods                                  1,311,669       56,692
    Corporate                                          157,810       27,457
                                                    ----------   ----------
                                                     2,011,654      395,757
                                                    ----------   ----------

Capital expenditure:
    Packaging machinery                              1,103,386       96,617
    Fastener industry                                   43,362       89,532
    Air conditioning and refrigeration components      508,018      133,217
    Processed foods                                  1,652,677       45,201
    Corporate                                           17,710        9,396
                                                    ----------   ----------
                                                     3,325,153      453,768
                                                    ----------   ----------


19.        EMPLOYMENT AGREEMENTS

           The Company has entered into employment agreements with two key employees. In terms of the agreements the two employees will devote substantially all of their business time to the group and receive annual salaries of $180,000 and $150,000 per annum. The salaries payable will not increase until thirteen months after the closing of the offering. The Company intends to pay the key employees an annual incentive bonus based on pre-tax profits. The option prices of $5.00 per share of Common Stock of the Company and 13.05 Rand per share of First South Africa Holdings (Proprietary) Limited Class B Common Stock granted in connection with various employment agreements represent the price of the respective shares of stock on the grant dates.

                         FIRST SOUTH AFRICA CORP., LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE YEARS ENDED JUNE 30, 1997 AND 1996, THE PERIOD MARCH 1, TO JUNE
                              30, 1995 AND THE YEAR
                             ENDED FEBRUARY 28, 1995


20.        STOCK OPTION PLAN

           The board of directors have adopted the Company's 1995 Stock Option Plan. The Stock Option Plan provides for the grant of i) options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the code to key employees and ii) options not so intended to qualify ("Nonqualified Stock Options") to key employees (including directors and officers who are employees of the Company, and to directors and consultants who are not employees). The total number of shares of common stock for which options may be granted under the Stock Option Plan is 350,000 shares.

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

                         FIRST SOUTH AFRICA CORP., LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE YEARS ENDED JUNE 30, 1997 AND 1996, THE PERIOD MARCH 1, TO JUNE
                              30, 1995 AND THE YEAR
                             ENDED FEBRUARY 28, 1995


20.        STOCK OPTION PLAN (continued)

           The company has granted options to purchase 925,000 shares of common stock under the Plan as described in the table set forth below:


                                    OPTIONS GRANTED      PER SHARE
                                                       EXERCISE PRICE    EXPIRATION DATE          EXERCISABLE
Stock options granted during 1996        75,000             $5,00        January 24, 2001         Immediately

                                        150,000             $5,00                                  On the seventh
                                                                                              anniversary subject
                                                                                               to earlier vesting

                                                                                                   On the seventh
                                        150,000             $3,00                             anniversary subject
                                                                                               to earlier vesting

Stock options granted during 1997        25,000             $3,75                                     Immediately
                                        500,000             $4,75                                         250,000
                                                                                                     Immediately,
                                                                                              250,000 on June 24,
                                                                                                            1999.
                                         25,000             $3,75                                     Immediately
                                        925,000
                                        =======

           Options exercisable at June 30, 1997 totalled 555,000.

                         FIRST SOUTH AFRICA CORP., LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE YEARS ENDED JUNE 30, 1997 AND 1996, THE PERIOD MARCH 1, TO JUNE
                              30, 1995 AND THE YEAR
                             ENDED FEBRUARY 28, 1995


21.        WARRANTS OUTSTANDING

           In connection with the initial public offering, consummated in January 1996, the Company issued 2,300,000 units. Each unit issued consisted of one share of common stock, one redeemable Class A warrant and one redeemable Class B warrant. In addition, an additional 100,000 warrants were issued to the underwriter pursuant to the underwriting agreement. Concurrently with the initial public offering the selling security holder offered 650,000 selling security holder warrants, 650,000 selling security holder Class B warrants issuable upon exercise of the selling security holder warrants and 1,300,000 shares of common stock issuable upon exercise of these selling security holder warrants and selling security holder Class B warrants. These selling security holder warrants are identical to the Class A warrants, except that there are certain restrictions imposed upon the transferability of these warrants.

           In consideration for the debenture offering the Company issued warrants over 135,000 shares of common stock at an exercise price of $6.00 per share, the fair market price at date of issuance.

           Class A warrants over 24,635 shares were exercised during the fiscal year resulting in proceeds to the Company of $160,125.

           Warrants outstanding at June 30, 1997 were as follows:

                        Number of
Warrant                  warrants   Exercise price     Expiry date           Entitlement
-------                  --------   --------------     -----------           -----------
Class A Redeemable       2,925,365      $6.50       January 24, 2001    One share of common
                                                                        warrants
                                                                        stock and one Class B
                                                                        warrant
Class B Redeemable       5,250,000      $8.75       January 24, 2001    One share of common
warrants                                                                stock

Debenture warrants         135,000      $6.00       July 31, 2007       One share of common
                                                                        stock


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

           The Company subsequent to year end, has indicated that it will make an offer to its warrant holders to redeem all Class A Warrants and Class B Warrants under the following terms and conditions:

                         FIRST SOUTH AFRICA CORP., LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE YEARS ENDED JUNE 30, 1997 AND 1996, THE PERIOD MARCH 1, TO JUNE
                              30, 1995 AND THE YEAR
                             ENDED FEBRUARY 28, 1995


21.        WARRANTS OUTSTANDING (continued)

           * Two shares of common stock for three Class A and Class B Warrants surrendered
           *          One share of common  stock in  exchange  for three Class A
                      Warrants
           *          One  share of  common  stock in  exchange  for six Class B
                      Warrants

22.        FIRST SOUTH AFRICAN HOLDINGS ESCROW AGREEMENT

           The FSAH Escrow Agreement was executed prior to the closing of the offering and provided for the concurrent issuance and delivery of 729,979 shares of Class B common stock to the FSAH escrow agent. The FSAH Escrow Agreement is intended to provide security for the holders of First South African Holdings (Pty) Ltd Class B common stock, who are residents in South Africa and are prohibited in terms of South African law from holding shares in a foreign company. The FSAH Escrow Agreement provides that the parties to this agreement that are holders of FSAH Class B common stock will not sell such shares of stock, but may tender the shares to the FSAH escrow agent against payment therefore by the escrow agent, which payment may consist of the proceeds obtained from the sale of an equal number of Class B common stock of the Company, provided that the proceeds of the sale will be delivered to the holder of the Class B common stock in exchange for the shares in FSAH. These shares will be tendered to the Company and they will be immediately converted to FSAH Class A common stock.

           Since the consummation of the Company's initial public offering in January 1996, the Company has entered into FSAC Escrow Agreements with the FSAH escrow agent, FSAH and certain principal shareholders of the Company's subsidiaries which were acquired since January 1996. The terms of the FSAC Escrow Agreement are substantially similar to the terms of the FSAH Escrow Agreement, except that only the FSAH Escrow Agreement provided for the issue of shares of Class B common stock to the FSAH escrow agent while the FSAC Escrow Agreements provide for the issue of shares of common stock to the FSAH escrow agent which correspond to the issuances of FSAH Class B common stock by FSAH.

           A further 1,191,840 shares of common stock were issued to the FSAH escrow agent in terms of FSAC Escrow Agreements entered into during the fiscal year in connection with the acquisitions of Piemans Pantry, Astoria Bakery, Seemanns' Quality Meat Products, Gull Foods and First Strut.

           The FSAC escrow agreement is intended to provide security for certain holders of FSAH Class B stock who are residents of South Africa and who are subject to exchange controls which prevent them from holding shares in a foreign company. In closing acquisitions of South African entities it follows that the South African residents are not entitled to FSAC common stock in lieu of cash consideration paid for the business. Therefore a vehicle has been created where the South African residents are issued FSAH Class B common stock, FSAH being a registered South African entity, in lieu of FSAC common stock. The disposal of FSAH Class B common stock by these South African residents may only be made to the FSAC Escrow Agent who in turn will dispose of the FSAC common stock held by it in escrow, who will then pass the disposal proceeds on to the holders of the FSAH Class B common stock in exchange for their FSAH B Class shares.

           The accounting treatment is as follows:

                         FIRST SOUTH AFRICA CORP., LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE YEARS ENDED JUNE 30, 1997 AND 1996, THE PERIOD MARCH 1, TO JUNE
                              30, 1995 AND THE YEAR
                             ENDED FEBRUARY 28, 1995


22.        FIRST SOUTH AFRICAN HOLDINGS ESCROW AGREEMENT (continued)

           Previous vendors of companies acquired are issued FSAH B Class shares at the closing market price of the FSAC common stock, denominated in Dollars and converted to South African Rands at the average spot rate ruling, on the effective date of closing the acquisition agreements.

           Concurrently with this transaction a similar amount of FSAC common stock is issued to the FSAC Escrow Agent.

           The FSAH B Class shares so issued are not eliminated on consolidation, but rather, form part of the issued capital stock of FSAC and the non cash proceeds of these issues are disclosed as capital and capital in excess of par in the Statement of Changes in Stockholders equity. Thereby giving full effect to the issues of FSAH B Class shares as if they were FSAC common stock issues.

           Therefore the shares are issued at fair market value and no additional charges/gains are needed in the Statement of Income.

23.        CONTINGENT LIABILITIES

           South African Secondary Tax on Companies at 12,5 percent is payable on all future dividends declared out of distributable reserves.

24.        EVENTS SUBSEQUENT TO BALANCE SHEET DATE

           Effective July 1, 1997 the Company completed negotiations to acquire Fifers Bakery (Proprietary) Limited ("Fifers"), subject to the satisfactory outcome of a due diligence investigation to be performed by Price Waterhouse. Fifers will fit into the Company's Bakery and Confectionery interests under First SA Food Holdings Limited, in which the Company holds an effective 70% interest.







ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           NONE.

PART III
ITEM. 10
DIRECTORS AND EXECUTIVE OFFICERS

      The officers and directors of the Company, their ages and present positions held with the Company are as follows:


  Name                    Age          Positions with the Company
  ----                    ---          --------------------------

Michael Levy              51       Chairman of the Board of Directors

Clive Kabatznik           40       Chief Executive Officer, President, Chief
                                   Financial Officer, Controller and Director

Tucker Hall               41       Secretary

Charles S. Goodwin        58       Director

John Mackey               56       Director

Cornelius J. Roodt        38       Director


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

      Charles S. Goodwin has been a director for the Company since its inception and has been Managing Director and Chief Executive Officer of Tessellar Investment, Ltd., a money management firm operating from Cape Cod, Massachusetts since 1985. Mr. Goodwin was Senior Vice President and Director of International Research of Arnhold & S. Bleichroeder, Inc., an institutional brokerage firm from 1983 to 1984. During the period 1971 to 1983, Mr. Goodwin was a Director and Vice President of Warburg Pincus Capital Corp., EMW Ventures; Senior Vice President and Director of Research for Warburg Pincus Counsellors, and a Partner and Managing Director of E.M. Warburg Pincus & Co., an investment counseling and venture capital firm. Mr. Goodwin is the author of "The Third World Century" and "A Resurrection of the Republican Ideal" published by University Press of America, Lanham, Md. in 1994 and 1995 respectively. Mr. Goodwin received his Bachelor of Arts in Russian History from Harvard College in 1961 and his Master of Business Administration - International Finance from the Columbia University Graduate School of Business in 1965.

      John Mackey is the Chairman of the Board of QTI, Inc., a privately-held global trading firm doing business in Africa, Asia and in the United States since 1992. Mr. Mackey has also been a member of the Board of Advisors of the Leukemia Society of America since 1987, and a member of the Board of Advisors of the Syracuse University Business School since 1990. Mr. Mackey played football for 10 seasons in the National Football League and was elected to the Pro Football Hall of Fame in 1992. Mr. Mackey has been a director of the Company since January 1996.

      Cornelius J. Roodt has been a director of the Company since December 1996. Mr. Roodt was appointed Managing Director and Chief Financial Officer of FSAH, on July 1, 996. Mr. Roodt is responsible for overseeing all the activities of FSAH's operations in South Africa. From 1994 to 1996 Mr. Roodt was a senior partner at Price Waterhouse Corporate Finance, South Africa. From 1991 to 1994 he was an audit partner at Price Waterhouse, South Africa. Prior to that he was a partner at the accounting firm of Wichahn Meyernel in South Africa.


OTHER KEY EMPLOYEES

      Samuel S. Smith, 41. Mr. Smith is a joint Managing Director of Starpak. Mr. Smith has been employed by Starpak and its predecessor since 1976. Mr. Smith is responsible for the technical operations of Starpak which include conceptual design of machinery, management of the factory and production processes, commissioning and installation of machinery at customers' premises.

      Rhona L. Kabatznik, 61. Ms. Kabatznik is a General Manager and Director of L.S. Pressings. Ms. Kabatznik's responsibilities include production and sales administration. Ms. Kabatznik is the mother of Clive Kabatznik, the Vice
Chairman, President and Chief Executive Officer of the Company, and a first cousin of Michael Levy, the Chairman of the Company's Board of Directors.

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

      John Welch, 48. Mr. Welch is the founder and Managing Director of Piemans Pantry, a company he established in 1982. His responsibilities include overall supervision of all aspects of the business.

      Wolfgang Burre, 55. Mr. Burre is the founder of Astoria. He is a fifth generation master baker and is responsible for overall corporate strategy, product development and quality control. Mr. Burre traditionally has devoted 50% of his time to Astoria and will continue to do so.

      Each of the above key employees, other than Bruce Thomas, John Welch and Wolfgang Burre has entered into a three-year service contract with their respective companies, commencing March 1, 1995. Bruce Thomas and Europair have executed a Management Agreement which shall be in effect for a three year period commencing January 24, 1996. John Welch and Michael Morgan have entered into a two year employment agreement with

Piemans Pantry commencing March 1, 1996. Wolfgang Burre has agreed to enter into a three year employment agreement to be effective as of July 1, 1996.

      Mark Jericevich, 51. Mark Jericevich was the founder of Seemanns and has been a Managing Director since Seemanns' inception in 1983.

      Matthew Jericevich, 27. Matthew Jericevich has been a Managing Director of Seemanns since November 1996. For the past five years Mr. Jericevich has held a number of marketing and production positions at Seemanns. Mark Jericevich and Matthew Jericevich are jointly responsible for overall corporate strategy, as well as all financial and operational issues at Seemanns.

      Mark Jericevich and Matthew Jericevich have entered into three year service contracts with Seemanns, commencing November 1, 1996.

      Ian Store, 44. Mr. Store is a Managing Director and founder of Gull Foods. Mr. Store is responsible for all production and operational management at Gull, and together with Alan James, is jointly responsible for overall corporate strategy.

      Alan James, 45. Mr. James is a Managing Director and founder of Gull. Mr. James is responsible for Gull's marketing and sales efforts.

      Ian Store and Alan James have entered into three year service contracts with Gull Foods, commencing January 1, 1997.

      All directors of the Company hold office until the next annual meeting of shareholders or until their successors are elected and qualified. The officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders, and hold office until their death, until they resign or until they have been removed from office. The Company has no executive committee. Pursuant to the Underwriting Agreement, dated January 24, 1996 by and among the Company, FSA Stock Trust and D.H. Blair and executed with respect to certain provisions thereof by Messrs Clive Kabatznik and Michael Levy, the Company is required to nominate a designee of D.H. Blair of its initial public offering to the Board of Directors for a period of five years from the date of the completion of the Offering. D.H. Blair has not yet selected such a designee.

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

EXECUTIVE COMPENSATION

      Except for Mr. Levy, directors of the Company do not receive fixed compensation for their services as directors other than options to purchase 5,000 shares under the Company's stock option plan. Mr. Levy receives an annual service fee of $30,000 and options to purchase 5,000 shares of the Company's Common Stock for every year of service as a director of the Company. However, directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.

      The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to its Chief Executive Officer during the Period from July 1, 1996 through June 30, 1997. Apart from Mr. Kabatznik, whose annual salary is $180,000, no executive officer of the Company received compensation in excess of $100,000 during such period.

                                 SUMMARY COMPENSATION TABLE

                                                                     LONG-TERM
                                        ANNUAL                     COMPENSATION
                                      COMPENSATION
                                    YEAR       SALARY    BONUS     STOCK OPTIONS
Clive Kabatznik, President          1997     $180,000   $195,142     255,000(1)
     and Chief Executive Officer    1996     $135,000                205,000(2)

(1) Includes (i) options granted under the Stock Option Plan to purchase 5,000 shares of Common Stock at an exercise price of $3.75 per share, and (ii) options granted by the Board of Directors to purchase 250,000 Shares of common Stock at an exercise price of $4.75 per share (of which 125,000 were immediately exercisable and 125,000 would become exercisable on June 24, 1999, if Mr. Kabatznik is still employed by the Company on such date).
(2)   See " - Stock Option Plan."

EMPLOYMENT AGREEMENTS

           FSAM has entered into an Employment Agreement with Clive Kabatznik, the Vice Chairman, President and Chief Executive Officer of the Company and of FSAM. Under the terms of such agreement, Mr. Kabatznik shall devote substantially all of his business time, energies and abilities to the Company and its subsidiaries and receives an annual salary of $180,000 and options to purchase 55,000 shares of Common Stock at an exercise price of $5.00 per share. In addition, Mr. Kabatznik has been granted additional options to purchase 150,000 shares of Common Stock of the Company at the exercise price of $5.00 per share, exercisable after the seventh anniversary following the grant date, provided that vesting of such options will be accelerated as follows: (i) 50,000 options will be exercisable on such earlier date that the Company realizes earnings per share of $.75 or more on a fiscal year basis, (ii) an additional 50,000 options will be exercisable on such earlier date that the Company realizes earnings per share of $1.00 or more on a fiscal year basis, and (iii) an additional 50,000 options will be exercisable on such earlier date that the Company realizes earnings per share of $1.50 or more on a fiscal year basis. The options referred to in (i) and (ii) above have vested as a result of the Company's realization of the applicable earnings per share requirements. The Company intends, during the term of Mr. Kabatznik's employment agreement, to pay Mr. Kabatznik an annual incentive bonus of five percent of the Minimum Pretax Income (as provided in Mr. Kabatznik's employment agreement) above $4,000,000, as shall be reported in the Company's audited financial statements for each fiscal year in which Mr. Kabatznik is employed, exclusive of any extraordinary earnings or charges which would result from the release of the Earnout Escrow Shares.

           FSAM has entered into a consulting agreement with Michael Levy, pursuant to which Mr. Levy serves as a consultant to FSAM. The term of the agreement is for a period of three years until January 31, 1999. Mr. Levy's compensation for such consulting services is $60,000 per annum.

           FSAH has entered into an Employment Agreement with Cornelius J. Roodt, the Managing Director and Chairman of the Board of FSAH. Under the terms of such agreement, Mr. Roodt shall devote substantially all of his business time, energies and abilities to the Company and its subsidiaries and shall receive an annual salary of $150,000 and options to purchase 150,000 shares of FSAH Class B Stock at an exercise price of Rand 13.05 per share. Mr. Roodt's salary under his Employment Agreement shall be reviewed on an annual basis. In addition, the 150,000 shares of FSAH Class B Stock are exercisable after the fifth anniversary following the grant date, provided that vesting of such options will be accelerated as follows: (i) 50,000 options will be exercisable on such earlier date that the Company realizes earnings per share of $.75 or more on a fiscal year basis, (ii) an additional 50,000 options will be exercisable on such earlier date that the Company realizes earnings per share of $1.00 or more on a fiscal year basis, and (iii) an additional 50,000 options will be exercisable on such earlier date that the Company realizes earnings per share of $1.50 or more on a fiscal year basis. The options referred to in (i) and (ii) above have vested as a result of the Company's realization of the applicable earnings per share requirements. The Company intends, during the term of Mr. Roodt's employment agreement, to pay Mr. Roodt an annual incentive bonus of four percent of the Minimum Pretax Income (as provided in Mr. Roodt's employment agreement) above $5,000,000, as shall be reported in the Company's audited financial statements for each fiscal year in which Mr. Roodt is employed, exclusive of any extraordinary earnings or charges which would result from the release of the Earnout Escrow Shares.

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

           The Company has granted options to purchase  750,000 shares of Common
Stock:

                                                                OPTIONS GRANTED


                                                                                          POTENTIAL REALIZABLE VALUE AT
                                              PERCENT OF TOTAL                                       ASSUMED
                                              OPTIONS GRANTED                                         ANNUAL
                                                     TO           PER SHARE                    RATE OF STOCK PRICE
                                 OPTIONS        EMPLOYEES IN      EXERCISE    EXPIRATION     APPRECIATION FOR OPTION
                                 GRANTED      FISCAL YEAR (1)       PRICE        DATE                  TERM
                                 -------     -----------------     -------      ------                -----
                                                                                                   5%           10%
                                                                                              -----------   -----------
Michael Levy...................    5,000            .66%            $5.00           (2)      $      6,900  $    15,273
                                   5,000            .66%             3.75           (2)             5,200       11,500

Clive Kabatznik................  205,000          27.33%             5.00           (3)         1,547,571    1,363,332
                                   5,000            .66%             3.75           (2)             5,200       11,500
                                 250,000          33.33%             4.75           (4)           328,084      724,981

Laurence M. Nestadt............    5,000            .66%             5.00           (2)             6,900       15,273

Charles S. Goodwin.............    5,000            .66%             5.00           (2)             6,900       15,273
                                   5,000            .66%             3.75           (2)             5,200       11,500

John Mackey....................    5,000            .66%             5.00           (2)             6,900       15,273
                                   5,000            .66%             3.75           (2)             5,200       11,500

Cornelius J. Roodt.............    5,000            .66%             3.75           (2)             5,200       11,500
                                 250,000          33.33%             4.75           (4)           328,084      724,981

---------------
(1)  The numbers have been rounded for the purpose of this table.
(2) Options granted will expire five years from the date granted and are immediately exercisable.
(3) 55,000 options granted will expire five years from the date granted; 50,000 additional options will be exercisable following the seventh anniversary of the grant date and until the tenth anniversary of such date, subject to accelerated vesting upon the Company's realization of certain earnings per share targets; 100,000 additional options are currently exercisable until the tenth anniversary of the date of grant.
(4) Non-plan options to purchase 250,000 shares of Common Stock at an exercise price of $4.75 granted by the Board of Directors to each of Mr. Kabatznik and Mr. Roodt in the fourth quarter of fiscal year 1997 (of which 125,000 were immediately exercisable and 125,000 will become exercisable on June 24, 1999, if the optionee is still employed by the Company on such date).


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

                              AMOUNT AND NATURE OF
                              BENEFICIAL OWNERSHIP(1)

                                                                                    PERCENTAGE OF
NAME AND ADDRESS OF                            CLASS B COMMON      PERCENTAGE OF       VOTING
BENEFICIAL SHAREHOLDER          COMMON STOCK    STOCK (2)(3)        OWNERSHIP(3)      POWER(3)
----------------------          ------------    ------------        ------------      --------
Michael Levy.................... 1,201,837(4)     1,300,116(5)(6)       45.3%            60.1%
9511 West River Street
Schiller Park, IL 60176

Clive Kabatznik.................   285,000(7)       190,000             9.9%            10.4%
2665 S. Bayshore
Suite 702
Coconut Grove, FL 37137

FSA Stock Trust.................        0           953,660(5)(8)       17.3%            37.2%
9511 West River Street
Schiller Park, IL  60176

Charles S. Goodwin..............    10,000(4)             0              *               *
801 Old Post Road
Cotuit, MA 02635

John Mackey.....................    10,000(4)             0              *               *
1198 Pacific Coast Highway
Seal Beach, CA 90470

Cornelius J. Roodt                 130,000(9)             0             2.3%             1.0%
P.O. Box 4001
Kempton Park, South Africa

All executive officers and       1,636,837(10)    1,490,116            54.3%            69.4%
directors as a group (5 persons)

---------------

*    Less than 1%

(1) Beneficial ownership is calculated in accordance with Rule 13d-3 under the 1934 Act.

(2) Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of Class B Common Stock indicated below.

(3) For the purposes of this calculation, the Common Stock and the Class B Common Stock are treated as a single class of Common Stock. The Class B Common Stock is entitled to five votes per share, whereas the Common Stock is entitled to one vote per share.

(4) Includes 10,000 shares of Common Stock issuable upon exercise of options that are immediately exercisable.

(5) For purposes of Rule 13d-3 under the Exchange Act, such individual or entity is deemed to be the beneficial owner of the shares held pursuant to the terms of the FSAH Escrow Agreement, although such individual or entity disclaims ownership of such shares under South African law.

(6) Includes (i) 570,137 shares of Class B Common Stock owned by the FSA Stock Trust, (ii) 383,523 shares of Class B Common Stock issued to the FSAH Escrow Agent pursuant to the terms of the FSAH Escrow Agreement, for which the FSA Stock Trust may be deemed the beneficial owner and for which Mr. Levy has been granted a voting proxy and (iii) 36,452 shares of Class B Common Stock issued to the FSAH Escrow Agent pursuant to the terms of the FSAH Escrow Agreement, which shares correspond to a like number of shares of FSAH Class B Stock which was purchased by Mr. Levy upon the closing of the Europair acquisition. Also includes 310,004 additional shares of Class B Common Stock issued to the FSAH Escrow Agent, for which Mr. Levy has been granted a voting proxy and (i) 489,474 shares of Common Stock issued to the FSAH Escrow Agent in connection with the Piemans Pantry acquisition, (ii) 186,407 shares of Common Stock issued to the FSAH Escrow Agent in connection with the Astoria acquisition, (iii) 258,066 shares of Common Stock issued by the Company to the Escrow Agent in connection with the Seemanns acquisition, (iv) 238,660 shares of Common Stock issued by the Company to the Escrow Agent in connection with the Gull Foods acquisition, with respect to which the FSAH Escrow Agent has granted an irrevocable proxy to Mr. Levy and (v) 19,230 shares of Common Stock issued by the Company to the Escrow Agent in connection with the acquisition of First Strut (Pty) Ltd. Mr. Levy's wife is the trustee, and his wife and their children are the beneficiaries, of the FSA Stock Trust. Mr. Levy disclaims ownership of all shares held by the FSA Stock Trust, as well as the additional shares held by the FSAH Escrow Agent for which he has been given a voting proxy. See "Certain Transactions."

(7) Includes 285,000 shares of Common Stock issuable upon exercise of options that are immediately exercisable.

(8) Includes (i) 570,137 shares of Class B Common Stock owned by the FSA Stock Trust and (ii) 383,523 shares of Class B Common Stock issued to the FSAH Escrow Agent pursuant to the terms of the FSAH Escrow Agreement. See Certain Transactions - FSAH Escrow Agreement.

(9) Includes 130,000 shares of Common Stock issuable upon exercise of options that are immediately exercisable.

(10) Represents shares issuable upon exercise of options that are immediately exercisable. Does not include 300,000 shares issuable upon exercise of options not exercisable within 60 days.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In connection with the Company's organization in September 1995, the Company sold 1,212,521 shares of Class B Common Stock to Clive Kabatznik, the President and Chief Executive Officer of the Company for a purchase price of $.01 per share, which amount was paid by Mr. Kabatznik in the form of advances made by him to pay for certain expenditures of the Company. In October 1995, Mr. Kabatznik transferred 1,002,521 of such shares, which included 670,137 shares to Mrs. Stephanie Levy as Trustee of the FSA Stock Trust, 97,210 shares to the Stopia Trust, 97,210 shares to the 2 RAS Trust, 93,307 to the Presspack Trust, 24,657 shares to the Two Year Trust and 20,000 shares to Henry Rothman. The transferees have paid Mr. Kabatznik $.01 per share for each of such shares.

FSAM MANAGEMENT AGREEMENT

          The Company and FSAM have entered into a Management Agreement pursuant to which FSAM will provide certain management and administrative services to the Company for an annual fee of $48,000, and reimbursement of FSAM's costs, other than out-of pocket expenses, at an amount equal to cost plus 10$ (including the costs of employees) incurred in providing such management and administrative services to the Company. The costs of such services that may be requested from time to time by the Company pursuant to the Management Agreement are at a rate that could reasonably be expected to be charged by an unaffiliated third party. The services to be provided by FSAM to the company under the FSAM management Agreement include general business management and administrative services, shareholder relation services, financial services and accounting services. The Management Agreement will expire on December 31, 2005, unless sooner terminated on 90 days advance notice by either party.

STARPAK ACQUISITION

          In January 1996, pursuant to the terms of an agreement executed by the FSA Stock Trust, Raymond Shaftoe, Steven Smith and FSAH, as amended (the "Starpak Agreement"), the previous shareholders of Starpak sold 100% of the equity shares of Starpak (the "Starpak Stock") to FSAH in exchange for 167,709 shares of FSAH Class B Stock.

          The 167,709 shares of FSAH Class B Stock delivered to the previous Starpak shareholders may be tendered to the FSAH Escrow Agent against payment therefor by the FSAH Escrow Agent, which payment may be made through the sale by the FSAH Escrow Agent of an equal number of shares of Class B Common Stock of the Company (which shares will automatically convert to Common Stock upon such sale) and delivery of the net proceeds thereof pursuant to the terms of the FSAH Escrow Agreement. See "Certain Transactions - FSAH Escrow Agreement."

L.S. PRESSINGS ACQUISITION

          In January 1996, pursuant to the terms of an agreement executed by the FSA Stock Trust, Rhona Kabatznik, Raymond Shaftoe, Samuel Smith and FSAH, as amended, (the "L.S. Pressings Agreement"), the previous shareholders of L.S. Pressings sold 100% of the equity shares of such company (the "L.S. Pressings Stock") to FSAH in exchange for 380,181 shares of FSAH Class B Stock.

          The 380,181 shares of FSAH Class B Stock delivered to the previous L.S. Pressings' shareholders may be tendered to the FSAH Escrow Agent against payment therefor by the FSAH Escrow Agent, which payment may be made through sale by the FSAH Escrow Agent of an equal number of shares of Class B Common Stock of the Company (which shares will be automatically converted to Common Stock upon such sale) and delivery of the net proceeds thereof pursuant to the terms of the FSAH Escrow Agreement.

          In September 1995, prior to the execution of the Starpak Agreement and the L.S. Pressings Agreement, Michael Levy transferred all of his shares in Starpak and L.S. Pressings to the FSA Stock Trust, which shares constitute all of the shares of Starpak and L.S. Pressings sold to the Company by the FSA Stock Trust.

FSAH ESCROW AGREEMENT

          The FSAH Escrow Agreement, executed in January 1996, provided for the concurrent issuance and delivery by the Company of 729,979 shares of Class B Common Stock to the FSAH Escrow Agent. The FSAH

Escrow Agreement is intended to provide security for certain holders of FSAH Class B Stock, who are residents of South Africa and are prohibited by South African law from holding shares in a foreign company. The FSAH Escrow Agreement provides that the parties to such Agreement that are holders of FSAH Class B Stock will not sell such shares of stock except as provided in such Agreement. Specifically, the FSAH Escrow Agreement provides that the FSAH Class B Stock may be tendered to the FSAH Escrow Agent against payment therefor by the FSAH Escrow Agent, which payment may consist of the proceeds obtained from the sale by the FSAH Escrow Agent of an equal number of shares of Class B Common Stock of the Company, provided that the proceeds of such sale shall be delivered to the holder in exchange for his or her shares of FSAH Class B Stock. Upon the sale by the FSAH Escrow Agent of any shares of Class B Common Stock of the Company pursuant to the FSAH Escrow Agreement, the FSAH Escrow Agent will deliver to the Company the equivalent number of shares of FSAH Class B Stock tendered in connection therewith. Such shares of FSAH Class B Stock will then automatically convert into shares of FSAH Class A Stock and will be held by the Company together with the other shares of FSAH Class A Stock owned by the Company. The Company has granted certain piggyback registration rights to the FSAH Escrow Agent on behalf of the holders of the shares of FSAH Class B Stock held pursuant to the FSAH Escrow Agreement. Such shares of Class B Common Stock will be automatically converted to Common Stock of the Company upon the sale of such shares by the FSAH Escrow Agent pursuant to the terms of the FSAH Escrow Agreement. Such shares of Class B Common Stock will be controlled by the terms of the FSAH Escrow Agreement. Michael Levy has paid the purchase price of $.01 per share for each of the shares of Class B Common Stock held pursuant to the FSAH Escrow Agreement and the FSAH Escrow Agent has granted to Michael Levy an irrevocable proxy to vote each of such shares of Class B Common Stock prior to the sale or forfeiture of such shares, as the case may be. The Company owns 25,000,000 shares of FSAH Class A Stock, or approximately 97% of the total outstanding shares of FSAH, and the remaining shares are held by the following persons in the amounts set forth below:

                                                     FSAH Class B Stock
                                                     ------------------

FSA Stock Trust ...................................   383,523 shares
Global Capital ....................................   50,000 shares
Bruce Thomas ......................................   80,000 shares
Samuel Smith ......................................   58,766 shares
Raymond Shaftoe ...................................   58,766 shares
Rhona Kabatznik ...................................   62,472 shares
Michael Levy ......................................   36,452 shares
                                                      --------------
       Total ......................................   729,979 shares
                                                      ==============




FSAC ESCROW AGREEMENTS

           Since the consummation of the Company's IPO in January 1996, the Company has entered into the FSAC Escrow Agreements which are comprised of a number of additional agreements with the FSAH Escrow Agent, FSAH and certain principal shareholders of the Company's subsidiaries which were acquired since January 1996. The terms of the FSAC Escrow Agreements are substantially similar to the terms of the FSAH Escrow Agreement, except that only the FSAH Escrow Agreement provided for the issuance of shares of Class B Common stock to the FSAH Escrow Agent while each of the FSAC Escrow Agreements provided for the issuance of shares of Common stock to the FSAH Escrow Agent which correspond to the following issuances of FSAH Class B Stock by FSAH:


ADDITIONAL SHARES ISSUED IN CONNECTION WITH THE PIEMAN'S PANTRY
ACQUISITION(1)

Heinz Andreas................................................  220,262 shares
John Welch ..................................................  220,262 shares
Michael Morgan...............................................   48,950 shares
                                                               --------------
                     Total     ..............................  489,474 shares
                                                               ==============

ADDITIONAL SHARES ISSUED IN CONNECTION WITH THE ASTORIA
ACQUISITION(2)

Wolfgang Burre...............................................  186,407 shares

--------
1 The Company has issued an additional 489,474 shares of Common Stock to the FSAH Escrow Agent pursuant to the terms of certain FSAC Escrow Agreements by and among the Company, the FSAH Escrow Agent, and each of Mr. Andreas, Mr. Morgan and Mr. Welch in connection with the Pieman's acquisition.
2 The Company has issued an additional 258,066 shares of Common Stock to the FSAH Escrow Agent pursuant to the terms of a certain FSAC Escrow Agreement by and among the Company, the FSAH Escrow Agent and each of Mr. Mark Jericevich and Mr. Matthew Jericevich, respectively, in connection with the Seemanns Acquisition.

ADDITIONAL SHARES ISSUED IN CONNECTION WITH THE SEEMANN'S
ACQUISITION(3)

Mark Jericevich..............................................  129,033 shares
Matthew Jericevich...........................................  129,033 shares
                                                               --------------
                     Total     ..............................  258,066 shares
                                                               ==============

ADDITIONAL SHARES ISSUED IN CONNECTION WITH GULL FOODS
ACQUISITION(4)

Trek Biltong.................................................  238,660 shares

ADDITIONAL SHARES ISSUED IN CONNECTION WITH THE
ACQUISITION OF FIRST STRUT (PTY) LTD.(5)

The Coch Family Trust........................................  19,230 shares

           The rights and preferences accruing to holders of FSAH Class A Stock and holders of FSAH Class B Stock are substantially identical except that (i) FSAH is required to pay dividends to holders of FSAH Class B Stock equivalent, on a pro rata basis, to the dividends paid by the Company to holders of its Common Stock, (ii) payment of the above dividends on FSAH Class B Stock must be made no later than three business days subsequent to payment of dividends by the Company on its Common Stock, (iii) accrued dividends on FSAH Class B Stock must be paid prior to payment of any declared dividends on FSAH Class A Stock and
(iv) any shares of FSAH Class B Stock acquired by the Company will be automatically converted to shares of FSAH Class A Stock upon such acquisition.

J. LEVY LOAN

           In 1986, Mr. J. Levy, Michael Levy's father, extended to Starpak a loan in the principal amount of R600,000 (which equaled approximately $300,000 at the prevailing exchange rate at the time of the loan), which loan bears interest at 1% per annum below the prime bank overdraft rate and is secured by a second mortgage on certain property owned by Starpak having a book value of $767,180. The original loan contained no fixed terms of repayment. Upon the closing of the Offering, the terms of the loan were amended as follows: the loan bears interest at 1% below the prime bank overdraft rate (currently 19.25% per annum) and is repayable over a period of 30 months. The first twenty four monthly installments are $5,563 each, inclusive of principal and interest, the

--------
3 The Company has issued an additional 238,660 shares of Common Stock to the FSAH Escrow Agent pursuant to the terms of a certain FSAC Escrow Agreement by and among the Company, the FSAH Escrow Agent, and Trek Biltong in connection with the Gull Foods Acquisition.
4 The Company has issued an additional 186,407 shares of Common Stock to the FSAH Escrow Agent in connection with the Astoria Acquisition pursuant to the terms of a certain FSAC Escrow Agreement by and among the Company, the FSAH Escrow Agent and Mr. Burre.
5 The Company has issued an additional 19,230 shares of Common Stock to the FSAH Escrow Agent pursuant to the terms of a certain FSAH Escrow Agreement by and among the Company the FSAH Escrow Agent, First Strut (Pty) Ltd. and Michael Levy in connection with the acquisition of First Strut (Pty) Ltd.

first of which was paid on October 30, 1995. The balance outstanding after twenty four months will be repayable in six equal monthly installments.

MICHAEL LEVY LOAN AND MANAGEMENT FEES

           During the period commencing March 1, 1995 and ending January 15, 1996, Michael Levy received certain non-interest bearing loans from Starpak and L.S. Pressings in the aggregate amount of $47,000. Mr. Levy shall repay such amount by September 30, 1997. Mr. Levy has received no non-interest bearing loans from the Company (or any of its subsidiaries) since January 15, 1996. In the years ended February 28, 1995 and 1994, Starpak and L.S. Pressings paid Mr. Levy management fees of $83,570 and $93,670, respectively.

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

           3.  Exhibits:

           Exhibit Number
           --------------

      3.1     Memorandum of Association of the Registrant
      3.2     Bye-Laws of the Registrant
      4.1     Form of Bridge Note
      4.2     Form of Warrant Agreement
      4.3     Form of Unit Purchase Option
      4.4(1) Indenture dated April 25, 1997 between the Company and American Stock Transfer & Trust Company (as Indenture Trustee)
      4.5(2)  Form of Debenture
      4.6(2)  Form of Placement Warrant
      4.7(2)  Stock Option Agreement
      10.1   Starpak Acquisition Agreements
      10.2   Starpak Escrow Agreement
      10.3   L.S. Pressings Acquisition Agreements
      10.4   L.S. Pressings Escrow Agreement
      10.5   Europair Acquisition Agreements
      10.6   Europair Escrow Agreement
      10.7   Form of Escrow Agreement regarding the Earnout Escrow Shares

         10.8     Form of FSAH Escrow Agreement

         10.9     Form of Employment Agreement of Clive Kabatznik

         10.10    Form of FSAM Management Agreement

         10.11    Form of Consulting Agreement with Michael Levy

         10.12    Form of Consulting Agreement with Global Capital Limited

         10.13    1995 Stock Option Plan

         10.14    Form of Addendum to Starpak Acquisition Agreement

         10.15    Form of Addendum to L.S. Pressings Acquisition Agreement

         10.16    Form of Addendum to Europair Acquisition Agreement

         10.17(3) Pieman's Pantry Acquisition Agreements


         10.18(4) Form of Astoria Sale of Business Agreement

         10.19(5) Form of Gull Foods Sale of Business Agreement

         10.20(6) Form of Employment Agreement of Cornelius Roodt

         11.1(6)  Calculations of Earnings Per Share

         21.1     Subsidiaries of the Registrant

         23.1(6)  Consent of Price Waterhouse

         27.1(6)  Financial Data Schedule

         99.1(6)  Acquisition Schedule

      -------------

(1) Incorporated by reference is the Company's Current Report on Form 8-K filed on September 10, 1997 (Exhibit 4.1)

(2) Incorporated by reference is the Company's Registration Statement on Form S-1 (No. 333-33561)

(3) Incorporated by reference is the Company's Current Report on Form 8-K (Exhibit 1) (filed on June 14, 1996) as amended on Form 8-K/A (filed on August 16, 1996).

(4) Incorporated by reference is the Company's Current Report on Form 8-K (Exhibit 1) (filed on November 7, 1996) as amended on Form 8-K/A (filed on March 14, 1997).

(5)  Incorporated by reference is the Company's  Current Report on Form (Exhibit
     1) (filed on May 8, 1997) as amended on Form 8-K/A (filed on July 3, 1997).

(6)  Filed herewith.

     All  other  Exhibits  have  been   previously   filed  with  the  Company's
     Registration statement on Form S-1, as amended (No. 33-99180), which is incorporated by reference.

     (B) Reports on Form 8-K

The Registrant filed Current Reports on Form 8-K with the Commission.

On May 8, 1997,  the following item was reported by the Company on the Form 8-K:
On April 24, 1997, the Company through its wholly owned subsidiary corporation, First South African Holdings (Pty) Ltd., acquired all of the outstanding stock and assets of Gull Foods CC.

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

          Audited Combined Statements of Income for the Years Ended February 29, 1996, February 28, 1995 and 1994

          Audited Combined Statements of Cash Flows for the Years Ended February 29, 1996, February 28, 1995 and 1994

          Audited Combined Statements of Changes in Stockholders Investments for the Years Ended February 29, 1996, February 28, 1995 and 1994

          Notes to the Combined Annual Financial Statements for the Years Ended February 29, 1996, February 28, 1995 and 1994

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Coconut Grove, State of Florida, on the 26th day of September, 1997.

                                         FIRST SOUTH AFRICA CORP., LTD.


                                         BY:      /s/ Clive Kabatznik
                                                    Clive Kabatznik
                                                    President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

    Signature                      Title                          Date
    ---------                      -----                          ----


/s/ Michael Levy           Chairman of the Board of         September 26, 1997
Michael Levy               Directors

/s/ Clive Kabatznik        President, Vice Chairman,        September 26, 1997
Clive Kabatznik            Chief Executive Officer, Chief
                           Financial Officer, Director and
                           Controller

/s/ Charles  S. Goodwin    Director                         September 26, 1997
Charles S. Goodwin

/s/ John Mackey            Director                         September 26, 1997
John Mackey

/s/ Cornelius Roodt        Director                         September 26, 1997
Cornelius Roodt