Form 10-Q
period 1997-09-30
FIRST SOUTH AFRICA CORP LTD
filed 1997-11-14
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________


                         Commission file number 0-27494

                         FIRST SOUTH AFRICA CORP., LTD.
            ------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

           Bermuda                                      Not Applicable
-------------------------------                ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

             Clarendon House, Church Street, Hamilton HM CX, Bermuda
             -------------------------------------------------------
             (Address of Principal Executive Offices with Zip Code)

        Registrant's Telephone Number, Including Area Code: 441-295-1422


             ------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of November 12, 1997 was 5,674,749.

                         FIRST SOUTH AFRICA CORP., LTD.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


PART 1.    FINANCIAL INFORMATION                                            PAGE

Item 1.     First South Africa Corp., Ltd.
            Consolidated Balance Sheets - Unaudited                           3

            Consolidated Statements of Income for the three months
            ended September 30, 1997 and 1996 - Unaudited                     4

            Consolidated Statements of Cash Flows for the three months
            ended September 30, 1997 and 1996 - Unaudited                     5

            Consolidated Statements of Changes in Stockholder's
            Investment for the period June 30, 1997 to September 30, 1997     6

            Notes to the Consolidated Financial Statements                 7-11

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operation                            12-15


PART II.    OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K                                 16



SIGNATURES                                                                   17

                         FIRST SOUTH AFRICA CORP., LTD.

                      UNAUDITED CONSOLIDATED BALANCE SHEETS





                                     ASSETS
                                                    September 30,     June 30,
                                                         1997           1997
                                                          $              $
                                                     -----------    -----------
CURRENT ASSETS
      Cash on hand                                    15,709,781     19,889,111
      Trade accounts receivable                       12,233,595     12,000,224
      Less: Allowances for bad debts                    (625,591)      (696,279)
                                                     -----------    -----------
                                                      11,608,004     11,303,945
      Inventories (net)                                8,217,416      7,219,960
      Prepaid expenses and other current assets        1,318,041        934,263
      Deferred charges (net)                             763,046        838,439
                                                     -----------    -----------
                TOTAL CURRENT ASSETS                  37,616,288     40,185,718

Property, plant and equipment                         17,060,233     16,197,605
Less: Accumulated depreciation                        (5,346,616)    (4,849,396)
                                                     -----------    -----------
                                                      11,713,617     11,348,209
Intangible assets (net)                               16,663,164     12,620,822
Other assets                                              79,091         42,730
                                                     -----------    -----------
                                                      66,072,160     64,197,479
                                                     ===========    ===========

                         FIRST SOUTH AFRICA CORP., LTD.

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT\

                                                            September 30,     June 30,
                                                                1997           1997
                                                                 $              $
                                                            -----------    -----------
CURRENT LIABILITIES
      Bank overdraft payable                                       --             --
      Current portion of long term debt                       1,505,759      1,673,712
      Trade accounts payable                                  7,630,538      6,755,823
      Other provisions and accruals                           2,667,183      3,184,428
      Other taxes payable                                       281,138        654,653
      Income tax payable                                      1,739,168      1,721,079
                                                            -----------    -----------
                TOTAL CURRENT LIABILITIES                    13,823,786     13,989,695

Long term debt                                               13,690,750     13,341,758
Deferred income taxes                                           239,496        358,446
                                                            -----------    -----------
                                                             27,754,032     27,689,899
                                                            -----------    -----------
Minority shareholders' investment                            13,445,605     13,287,566

STOCKHOLDERS' INVESTMENT

Capital stock:

      A class common stock, $0.01 par value - authorized
      23,000,000 shares, issued and outstanding
      3,780,315 shares                                           37,803         35,361

      B class common stock, $0.01 par value - authorized
      2,000,000 shares, issued and outstanding
      1,822,500 shares                                           18,711         18,691

      Preferred stock, $0.01 par value, - authorized
      5,000,000 shares, issued and outstanding nil shares          --             --

      Capital in excess of par                               24,658,766     22,891,093

Retained earnings                                             3,791,691      2,803,065
Foreign currency translation adjustments                     (3,634,448)    (2,528,196)
                                                            -----------    -----------
                                                             66,072,160     64,197,479
                                                            ===========    ===========

                         FIRST SOUTH AFRICA CORP., LTD.

                 UNAUDITED CONSOLIDATED STATEMENTS OF INCOME FOR
               THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                             1997           1996
                                                              $              $
                                                         -----------    -----------
Revenues                                                  21,461,433     11,690,884
                                                         ===========    ===========
Operating expenses
      Cost of sales                                       12,698,212      6,213,717
      Selling, general and administrative costs            7,316,524      4,254,284
                                                         -----------    -----------
                                                          20,014,736     10,468,001
                                                         -----------    -----------
Operating income                                           1,446,697      1,222,883
Other income                                                 243,082        199,910
Interest income/( expense)                                   175,741       (215,087)
                                                         -----------    -----------
Income from consolidated companies before income taxes     1,865,520      1,207,706
Provision for taxes on income                               (446,193)      (378,571)
                                                         -----------    -----------
                                                           1,419,327        829,135
Minority interest in consolidated subsidiary companies      (430,701)          --
                                                         -----------    -----------
Net income                                                   988,626        829,135
                                                         ===========    ===========
Basic earnings per share                                        0.18           0.18

Fully diluted earnings per share                                0.17           0.18
Weighted average number of shares outstanding
      Basic earnings per share                             5,495,119      4,679,356

      Fully diluted earnings per share                     7,337,754      4,679,356


                         FIRST SOUTH AFRICA CORP., LTD.

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                THE THREE MONTHS ENDED 30 SEPTEMBER 1997 AND 1996


                                                                                 1997           1996
                                                                                   $             $
                                                                              -----------    -----------
Cash flows from operating activities:
      Net income                                                                  988,626        829,135
      Adjustments to reconcile net income to net cash
       provided by operating activities:
                Depreciation and amortization
                Deferred income taxes                                             594,612        334,878
                Net loss on sale of assets                                       (111,706)       (11,688)
                Effect of changes in current assets and current liabilities        20,162           --
                Minority interest in consolidated subsidiary companies         (1,665,749)       904,731
                                                                                  430,701           --
                                                                              -----------    -----------
Net cash provided by operating activities                                         256,646      2,057,056
                                                                              -----------    -----------
Cash flows from investing activities:

      Additions to property, plant and equipment                                 (681,483)      (144,745)
      Proceeds on disposal of property, plant and equipment                        18,083           --
      Additional purchase price payments                                       (2,886,407)          --
      Other assets acquired                                                      (147,487)       (44,854)
      Acquisitions of subsidiaries (net of cash of $33,856)                    (2,238,196)    (2,673,865)
                                                                              -----------    -----------
Net cash used in investing activities                                          (5,935,490)    (2,863,464)
                                                                              -----------    -----------
Cash flows from financing activities:

      Net (repayments)/borrowings in bank overdrafts                              (10,217)     2,049,273
      Borrowings of long term debt                                                308,179      1,365,585
      Reduction in deferred debt issue costs                                       46,000           --
      Repayments in short term debt                                              (165,041)    (2,002,662)
      Proceeds on stock issues                                                  1,770,130           --
                                                                              -----------    -----------
Net cash provided in financing activities                                       1,949,051      1,412,196
                                                                              -----------    -----------
Effect of exchange rate changes on cash                                          (449,537)         4,931
Cash (used) generated by operations                                            (4,179,330)       610,719
Cash on hand at beginning of period                                            19,889,111      4,682,035
                                                                                             -----------
Cash on hand at end of period                                                  15,709,781      5,292,754
                                                                              ===========    ===========


                         FIRST SOUTH AFRICA CORP., LTD.

     UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' INVESTMENT


                                           Capital stock                                       Foreign
                                            First South      Capital in                        currency
                                           Africa Corp.,     excess of         Retained        translation
                                               Ltd.             par            earnings        adjustments          Total
                                                 $               $                $                 $                 $
                                            -----------      -----------      -----------      -----------       -----------
Balance at June 30, 1997                         54,052       22,891,093        2,803,065       (2,528,196)       23,220,014
Issuance of stock to FSAC escrow agent              847             --               --               --                 847
Issuance of stock to acquire subsidiaries            20          699,414             --               --             699,434
Proceeds on warrants exercised                    1,595        1,068,259             --               --           1,069,854
Net income                                         --               --            988,626             --           1,023,689
Translation adjustment                             --               --               --         (1,106,252)       (1,106,252)
                                            -----------      -----------      -----------      -----------       -----------
Balance at September 30, 1997                    56,514       24,658,766        3,791,691       (3,634,448)       24,907,586
                                            ===========      ===========      ===========      ===========       ===========



                         FIRST SOUTH AFRICA CORP., LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

1.    PRINCIPLE ACTIVITIES OF THE GROUP

      The principle activities of the group include the following:

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

2.    ORGANIZATION

      First South Africa Corp., Ltd. (the "Company") was founded on September 6, 1995. The purpose of the Company is to acquire and operate South African companies.

      On July 1, 1997 the Company acquired 100% of the common stock of Fifers Bakery (Proprietary) Limited for an aggregate net purchase price of $ 1,844,890. The acquisition was accounted for using the purchase method of accounting. The assets and liabilities were recorded at fair market value as determined by management.

      The purchase consideration has been decreased to give effect to the debt ceded to First South African Holdings Corp. (Pty) Ltd. in the acquisition.


                                                                Fifers Bakery
                                                                   (Pty)
                                                                    Ltd
                                                                     $
                                                                 ---------
Acquisition costs
      Stock issued in lieu of cash                                 699,434
      Cash consideration (net of debt ceded to holding company)  1,145,456
                                                                 ---------
Purchase price to be allocated                                   1,844,890
                                                                 =========
Summary allocation of purchase price
      Current assets                                               565,354
      Property, plant and equipment                                461,560
      Other assets                                                  33,238
      Goodwill                                                   1,796,136
                                                                 ---------
Total assets acquired                                            2,856,288
                                                                 ---------

      Current liabilities                                          425,390
      Long term debt                                               154,685
      Deferred income taxes                                          4,161
      Debt ceded to holding company                                427,162
                                                                 ---------
Total liabilities assumed                                        1,011,398
                                                                 ---------
                                                                 1,844,890
                                                                 =========

                         FIRST SOUTH AFRICA CORP., LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


3.    SUMMARY OF ACCOUNTING POLICIES

      The consolidated financial statements should be read in conjunction with the consolidated financial statements included with the Company's Form 10K which has been prepared in accordance with US generally accepted accounting principles and incorporate the following significant accounting policies:

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

      Interim Financial Statements
      The unaudited financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for an interim period. All such adjustments are of a normal, recurring nature. The operating results may not be indicative of the results for a full fiscal year.

      Earnings per share
      Earnings per share on common shares is based on net income and reflects dilutive effects of any stock options and warrants which exist at year end.

      Intangible assets
      Goodwill, recipes and other intellectual property, and trademarks are being amortised on a straight line basis over a period of twenty to twenty five years. If facts and circumstances were to indicate that the carrying amount of goodwill, recipes and other intellectual property is impaired, the carrying amount would be reduced to an amount representing the discounted future cash flows to be generated by the operation.

      Also included in intangible assets are non competition agreements relating to the Europair acquisition which are being amortised on a straight line basis over the six year term of the agreements.

      The company has adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". No impairments in long-lived assets has taken place.

      Foreign currency translation
      The functional currency of the underlying companies is that of South African Rand. Accordingly, the following rates of exchange have been used for translation purposes:

      o Assets and liabilities are translated into United States Dollars using the exchange rates at the balance sheet date.

      o Common stock and capital in excess of par are translated into United States Dollars using historical rates at date of issuance.

      o Revenue, expenses, gains and losses are translated into United States Dollars using the weighted average exchange rates for each year.

      The resultant translation adjustments are reported in the component of stockholders' investment designated as "Foreign currency translation adjustment".

                         FIRST SOUTH AFRICA CORP., LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


3.    SUMMARY OF ACCOUNTING POLICIES (continued)

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

      Inventories
      Inventories are valued at the lower of cost and net realizable value, using both the first-in, first-out and the weighted average methods. The value of work-in-progress and finished goods includes an appropriate portion of manufacturing overheads. A Valuation reserve has been established tp reduce the values of certain identified inventories (Determined to be obsolete or otherwise impaired) to their estimated net realizable values (market or selling price less costs to dispose).

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

      Fair value of financial instruments
      As at September 30 1997, the carrying value of accounts receivable, accounts payable and investments approximate their fair value. The carrying value of long term debt approximates fair value, as the debt, other than convertible debentures, interest rates are keyed to the prime lending rate. The convertible debentures are believed to approximate fair market due to their recent issuance from April through August 1997.

      Revenues
      Revenues comprise net invoiced sales of washers, manufactured packaging machines, spares and service charges, food products, air conditioning systems, fans and related accessories, and rental income. Combined revenues exclude sales to group companies.

      Revenues are stated net of allowances granted to customers and trade discounts. Returns of defective product are offset against revenues. Due to the low incidence of warranty returns, where warranties are provided to customers, the warranty costs are charged to cost of goods sold as and when incurred.

      Gain on disposal of subsidiary stock
      Subsidiary stock disposed of during the period is recognized as a gain in the statement of income and is separately disclosed as a non operating gain.

                         FIRST SOUTH AFRICA CORP., LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


4.    INVENTORIES

      Inventories consist of the following:


                                                  September 30,        June 30,
                                                      1997              1997
                                                        $                 $
                                                   ----------        ----------
Finished goods                                      4,576,602         4,032,523
Work in progress                                      109,113           532,144
Raw materials and ingredients                       2,931,945         2,365,213
Supplies                                            1,034,383           716,081
                                                   ----------        ----------
Inventories (Gross)                                 8,652,043         7,645,961
Less: Valuation allowances                           (434,627)         (426,001)
                                                   ----------        ----------
Inventories (Net)                                   8,217,416         7,219,960
                                                   ==========        ==========


5.    PRO FORMA FINANCIAL INFORMATION

      The unaudited pro forma financial information tabled below has been prepared assuming that all of the acquisitions which occurred subsequent to September 30, 1996 had taken place and that operations had commenced on July 1, 1996, an adjustment has been made to eliminate the minority interest in the net income of consolidated subsidiaries assuming that the disposal of an effective 30% interest in First SA Food Holdings Limited had taken place on July 1, 1996.


                                                                     July 1, to
                                                                   September 30,
                                                                        1996
                                                                          $
                                                                    -----------
Revenues                                                             19,393,376
                                                                    ===========
Net income before minority interest in consolidated subsidiaries      1,273,192
Minority interest in consolidated subsidiary companies                 (243,250)
                                                                    -----------
Net income                                                            1,029,942
                                                                    -----------
Basic earnings per share                                                   0.19
Weighted average number of shares in issue                            5,495,119


6.  COMMITMENTS

      The Company is required to make additional contingent payments to the former owners of certain companies that it has acquired based on a multiple of pre tax earnings. These payments are to be made by the issue of stock and cash over the next two to three years. Under its various acquisition agreements, the Company anticipates having to spend approximately $2.25 million in cash for its contingent payments over the next 12 months as well as approximately $1.85 million in stock. The Company anticipates that its cash and operating cash flows will be sufficient to fully fund these payments as well as fund the capital expenditures for its

                         FIRST SOUTH AFRICA CORP., LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

      various operations. Excess cash will also be utilized to fund additional acquisitions. The Company anticipates that any longer term contingent acquisition payments will be funded out of operating cash flows of the acquired entities.


7.  SUBSEQUENT EVENTS

      On October 31, 1997, First South Africa Corp., Ltd. a Bermuda corporation (the "Company"), consummated the private placement and sale of 15,000 Increasing Rate Senior Subordinated Convertible Debentures of the Company due October 31, 2001 (the "Debentures"), at a purchase price of $1,000 per Debenture, to two offshore investors including BT Global Credit Limited as the lead investor (the "Offering") pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, (the "Act") under Regulation S promulgated thereunder. The Debentures are subject to the terms of an Indenture dated October 29, 1997 by and between the Company and the American Stock Transfer & Trust Company, as Trustee. Interest payable on the Debentures is 4% per annum for the year ending October 31, 1998, 4.5% per annum for the two years ending October 31, 2000, and 5% per annum for the year ending October 31, 2001, payable on a quarterly basis. In the event the Debentures shall not have been redeemed or converted pursuant to the terms thereof and the Indenture prior to the due date, the Company shall pay each registered holder of the Debentures an additional amount equal to 22.25% of the principal amount of Debentures held by each such registered holder.

      The Debentures are convertible at any time (subject to prior redemption) into shares of Common Stock at the initial conversion price of $9.50 per share of Common Stock, subject to adjustment in certain events. The
      Debentures are redeemable after one year if the Company's Common Stock trades at more than $14.25 per share, subject to adjustment in certain events, during an agreed upon period of time (30 consecutive market days ending on the market day prior to the date on which the notice of redemption is first given). The redemption value of the debenture is 122.25% of the principal amount.

      The Company has paid Bankers Trust Company ("BTC") a fee equal to 4.5% of the total offering amount and has agreed to reimburse BTC for its reasonable legal expenses with respect to such transaction up to an amount of $50,000.

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

      1. Packaging equipment and materials through Starpak, Alfapak and Pakmatic
      2. Metal washers used in the fastener industry through LS Pressings and Paper and Metal.
      3. Air conditioning and refrigeration machinery components though Europair Refrigeration and First Strut.
      4. Processed foods through Piemans Pantry, Astoria Bakery, Seemanns, Gull Foods and Fifers Bakery.

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

The average annual rate of inflation in South Africa in the period commencing September 30, 1996 and ending September 30, 1997 was approximately 8.6 %

      The average rate for the South African Rand against the U.S. dollar for the periods under discussion were as follows:



                                   Three Months             Three Months
                                 ended Sept. 30,          ended Sept. 30,
                                       1996                     1997
                                 ---------------          ---------------
                                    $1 = R4.59               $1 =R4.66
      Depreciation of                                           1.5%

As the Company's results are reported in U.S. dollars, but revenues and earnings are primarily generated in South African Rand, the local inflation rate and the depreciation of the South African Rand against the US dollar for the periods in question are important to further the understanding of the Company's results. In general, if the rate of depreciation of the South African Rand to the U.S.
dollar for any comparable period is greater than the South African rate of inflation for that same period then the Company would have had to generate local revenues and earnings in excess of the South African inflation rate in order to maintain dollar parity. For the three months ended September 30, 1997, versus the comparable period in 1996, the depreciation of the South African Rand to the dollar equaled 1.5% while the annual rate of inflation was 8.6%. In order for the Company to report dollar growth in revenues and earnings it would need to have generated growth of 1.5% through its local South African operations. The results, therefore, for the period indicated above as reflected in U.S. dollars, is less than inflation adjusted South African Rand for revenue and earnings growth.

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1997

Sales for the three months ended September 30, 1997 increased 83.6% to $21,461,433 from $11,690,884 for the comparable period in 1996. In local currency this reflects a net increase after inflation of 76.5%. This increase is primarily due to the acquisitions the Company has completed since September 30, 1996. Results for the three months ended September 30, 1996 reflect the operations of L.S. Pressings, Starpak, Europair, Piemans Pantry and Astoria Bakery alone.

For the three months ended September 30, 1997, the Company's processed foods operations contributed approximately 66.9% of the Company's sales versus 56% for the comparable period in 1996. The Company's air conditioning and refrigeration operations contributed approximately 16.3% of sales for the three months ended September 30, 1997 versus 21.9% for the comparable period in 1996. The Company's packaging operations contributed approximately 11.4% of sales for the three months ended September 30, 1997 versus 12.2% for the comparable period in 1996. The Company's fastener operations contributed approximately 5.3% of sales for the three months ended September 30, 1997 versus 10% for the comparable period in 1996. Sales in all business segments increased. The overall increase can be explained in some segments by additional acquisitions, but in general the overall increase can be attributed to increasing demand for the Company's products as the middle-class base of consumers continues to grow as South Africa's transition to more broad based economic participation moves forward. In addition, the Company's subsidiaries have continued to purchase additional manufacturing capacity to take advantage of this demand.

Cost of goods sold for the three months ended September 30, 1997 were $12,698,212, or 59.2 % of sales versus $6,213,717 or 53.1%, for the comparable period in 1996. For the three months ended September 30, 1997 the cost of goods for the Company's processed food operations were approximately 56.2% versus 48% in the comparable period in 1996. Cost of sales for the air conditioning and refrigeration operations were approximately 61.2% versus 60.1% in the comparable period in 1996. Cost of sales for the packaging operations were approximately 73.1% versus 58% in the comparable period in 1996. Cost of sales for the fastener operations were approximately 58.8% versus 60.6% in the comparable period in 1996.The overall increase in the percentage of cost of goods sold can therefore be primarily explained by increases in the cost of goods ratios in the processed food and packaging operations. The processed foods cost of goods percentage is in line with its full fiscal 1997 ratio. The increase in the packaging operations' cost of goods is due primarily to the poor performance of one company in this segment as well as a new acquisition that traditionally generates lower gross margins than those generated by the packaging operations owned by the Company during the three months ended September 30, 1996.

Sales, general and administrative costs increased to$7,316,524 for the three months ended September 30, 1997 from $4,254,284 for the comparable period in 1996 or 34.1% of sales versus 36.4% of sales. For the three months ended September 30, 1997 SG and A expenses for the Company's processed food operations were approximately 34.2% versus 40.3% in the comparable period in 1996. SG and A expenses for the air conditioning and refrigeration operations were approximately 30% versus 31.3% in the comparable period in 1996. SG and A expenses for the packaging operations were approximately 33% versus 18% in the comparable period in 1996. SG and A expenses for the fastener operations were approximately 19% versus 20.9% in the comparable period in 1996. The Company's corporate SG and A expenses were approximately $329,000 or 1.5% of sales for the three months ended September 30, 1997 versus approximately $316,000 or 2.7% of sales for the comparable period in 1996. The overall decrease in the percentage SG and A expenses can therefore be primarily explained by decreases in the SG and A ratios in the Company's processed foods operations.

Interest received was $175,741 for the three months ended September 30, 1997 versus an interest expense of $215,087 for the comparable period in 1996. The interest income for for the 1997 period is primarily attributable to interest earned on the Company's cash balances in its processed foods businesses. In addition, during the three months ended September 30, 1997, the Company incurred a net interest expense of approximately $250,000 for interest on the 9% convertible debentures issued between April and August 1997.

Other income for the three months ended September 30, 1997 was $243,082 versus $199,909 in the comparable period in 1996. This is primarily made up of rebates and discounts earned by the Company's operating subsidiaries.

Net profit for the three month period ended September 30, 1997 was $988,626 or a gain of $.18 a share as compared to a net profit of $829,135 or $.18 a share in the comparable period in 1996 During the period ended September 30, 1997 the Company's net earnings included a provision of $430,701 for the 30% minority interests in its publicly traded subsidiary First SA Food Holdings, Ltd. For purposes of its earning per share calculation for the three months ended September 30, 1997, the Company had 5,495,119 shares outstanding ( includes 84,751 shares to be issued in fulfilment of acquisition agreements and contingent acquisition payments entered into during the past three months) as opposed to 4,679,356 for the comparable period in 1996.


Liquidity and Capital Resources
-------------------------------

In January 1996, the Company raised approximately $9 million after all fees and expenses from its initial public offering. In May 1997, the Company raised approximately $9.2 million in net proceeds from the issuance of 10,000 9% convertible debentures. Such debentures mature on June 15, 2004 and are convertible any time prior to maturity at $6.00 a share. In June 1997, the Company's subsidiary First SA Food Holdings raised approximately $16.5 million in cash through the placement of its shares in South Africa. Of this amount, approximately $5.5 million was retained by First South African Holdings, while the remainder was retained by First SA Food Holdings. Proceeds from these offerings have been and will continue to be primarily utilized to fund the Company's acquisitions as well as to provide a certain amount of working capital to its South African subsidiaries.

The Consolidated Balance Sheet as at September 30, 1997, shows cash on hand of $15,7 million with working capital of $23,8 million. As of September 30, 1997 the Company had a total debt of $15,196.519 of which amount $10 million related to the Company's 9% subordinated convertible debentures , with the remainder being bank debt. Of the bank debt, $1,505,759 was classified as current. The Company currently has approximately $3.4 million available in bank credit lines, which lines are unsecured and renewable on an annual basis.

Cash flows provided by operating activities for the three months ended September 30, 1997 and September 30, 1996, totaled $256,646 and $2,057,056 respectively. Cash flows used in investing activities for the three months ended September 30, 1997 and September 30, 1996 totaled $5,935,490 and $2,863,464 respectively. For the three months ended September 30, 1997 $2,238,196 was utilized for the acquisition of subsidiaries and $2,886,407 for additional purchase price payments. In the comparable period in 1996 $2,673,865 was used for the acquisition of subsidiaries. Net cash provided by financing activities was $1,949,051, during the three months ended September 30, 1997 while $1,412,196 was provided in the corresponding period in the prior year. This increase is primarily attributable to proceeds of warrants exercised during the quarter.

The Company's operating subsidiaries generally collect their receivables within 65 to 90 days and reserve approximately 5% for doubtful accounts. Historically, the companies' operating and capital needs have been met by internal cash flow and outside bank borrowings. It is management's belief that capital expenditures for the foreseeable future can continue to be met by internal cash flow and outside bank borrowings.

As of September 30, 1997, the Company had cash of approximately $15.7 million. Under its various acquisition agreements, the Company anticipates having to spend approximately $2.25 million in cash for its contingent payments over the next 12 months as well as approximately $1.85 million in stock. The Company anticipates that its cash and operating cash flows will be sufficient to fully fund these payments as well as fund the capital expenditures for its various operations. Excess cash will also be utilized to fund additional acquisitions.

The Company's operating subsidiaries engage in certain hedging transactions with respect to certain overseas purchases in order to lock in a specified exchange rate. In addition, in July 1997, the Company, through Swiss Bank Corporation, purchased a 12-month option to acquire the equivalent of $10 million in South African rand at the strike price of R5.50 to the dollar. This option has the effect of hedging $10 million of the Company's fiscal 1998 earnings, in the event the exchange rate of the South African rand falls below this strike price. The cost of such option was approximately $133,000 and is being amortized over the length of the option.

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

On October 31, 1997, the Company raised an additional $15 million from the placement of senior subordinated convertible debentures (see Note 7 of the Notes to the Unaudited Consolidated Financiala Statements for the Three Months Ended September 30, 1997 and September 30, 1996 - Subsequent Events). The proceeds from this offering will be used primarily to fund additional acquisitions.

"Safe Harbor" Statement under the private Securities Litigation Reform Act of 1995: The statements above which are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, political risks, risks related to currency exchange, economic risks, government regulatory considerations, absence of substantive disclosure relating to acquisitions, risks related to operations of he Company's direct and indirect subsidiaries, possible fluctuations in operating results, competition, labour relations, dependence on key personnel, control by insiders, potential adverse effect of redemption of warrants, shares eligible for future sales, potential anti-takeover effects of preferred stock, and limited rights of shareholders under Bermuda law. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


PART II.     OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits - None

    (b)   Reports of Form 8-K


The Company filed a Current Report on Form 8-K, the date of which was August 28, 1997, disclosing certain sales of equity securities pursuant to Regulation S.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 12, 1997


                                             FIRST SOUTH AFRICA CORP., LTD.




                                           By:       /s/ Clive Kabatznik
                                              ---------------------------
                                              Clive Kabatznik
                                              Chief Executive Officer, President
                                              and Chief Financial Officer