Form 10-K/A
period 1997-06-30
FIRST SOUTH AFRICA CORP LTD
filed 1998-01-30
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 AMENDMENT NO. 1
                                       ON
                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

           For the fiscal year ended June 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from _______________ to ______________________

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered

      None                                                None
      ----                                                ----

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                ("Common Stock")

                           Class A Redeemable Warrants
                           ---------------------------
                              ("Class A Warrants")

                           Class B Redeemable Warrants
                           ---------------------------
                              ("Class B Warrants")

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


           The purpose of this Amendment  Number 1 to the Company's Form 10-K is
(i) to include information in the "Summary Compsensation Table" of Item 10 in this Amendment regarding the 1997 compensation of Mr. Cornelius J. Roodt in his capacity as Managing Director and Chief Financial Officer of First South African Holdings (Pty) Ltd., a subsidiary of the Company, and (ii) to correct certain dollar amounts presented in connection with stock options granted by the Company as set forth in the Potential Realizable Value columns included in the "Options Granted" table of Item 10 in this Amendment.

PART III
ITEM. 10
DIRECTORS AND EXECUTIVE OFFICERS

           The officers and directors of the Company, their ages and present positions held with the Company are as follows:


     NAME                  AGE              POSITIONS WITH THE COMPANY
     ----                  ---              --------------------------

Michael Levy               51       Chairman of the Board of Directors
Clive Kabatznik            41       Chief Executive Officer, President, Chief
                                    Financial Officer, Controller and Director
Tucker Hall                41       Secretary
Charles S. Goodwin         58       Director
John Mackey                56       Director
Cornelius J. Roodt         38       Director

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

           The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to its Chief Executive Officer and to the Managing Director and Chief Financial Officer of the Company's subsidiary FSAH, during the Period from July 1, 1996 through June 30, 1997. Apart from Mr. Kabatznik, whose annual salary is $180,000, and Mr. Roodt whose annual salary is $150,000, no executive officer of the Company received compensation in excess of $100,000 during such period.

                           SUMMARY COMPENSATION TABLE

                                                                     LONG-TERM
                                       ANNUAL                      COMPENSATION
                                       ------                      ------------
                                    COMPENSATION
                                    ------------
                                   YEAR      SALARY     BONUS      STOCK OPTIONS
                                   ----      ------     -----      -------------
Clive Kabatznik, President         1997     $180,000   $195,142      255,000(1)
     and Chief Executive Officer   1996     $135,000                 205,000(2)

Cornelius J. Roodt                 1997     $150,000   $195,142      255,000(3)
Managing Director and Chief
Financial Officer of FSAH

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

(2)   See " - Stock Option Plan."

(3) Includes (i) options granted under the Stock Option Plan to purchase 5,000 shares of Common Stock at an exercise price of $3.75 per share, and (ii) options granted by the Board of Directors to purchase 250,000 shares of Common Stock at an exercise price of $4.75 per share (of which 125,000 were immediately exercisable and 125,000 would become exercisable on June 24, 1999, if Mr. Roodt is still employed by the Company on such date).

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

           The Company has granted options to purchase  750,000 shares of Common
Stock:

                                 OPTIONS GRANTED

                                                                                           POTENTIAL
                                           PERCENT OF TOTAL                            REALIZABLE VALUE AT
                                           OPTIONS GRANTED                               ASSUMED ANNUAL
                                                  TO         PER SHARE                 RATE OF STOCK PRICE
                                 OPTIONS     EMPLOYEES IN    EXERCISE   EXPIRATION   APPRECIATION FOR OPTION
                                 GRANTED   FISCAL YEAR (1)     PRICE       DATE             TERM
                                 -------  -----------------   -------     ------      -------------------
                                                                                         5%         10%
                                                                                      --------  ---------
Michael Levy...................   5,000           .66%         $5.00       (2)        $  6,900   $ 15,273
                                  5,000           .66%          3.75       (2)           5,200     11,500
Clive Kabatznik................ 205,000         27.33%          5.00       (3)         283,188    625,773
                                  5,000           .66%          3.75       (2)           5,200     11,500
                                250,000         33.33%          4.75       (4)         328,084    724,981
Laurence M. Nestadt............   5,000           .66%          5.00       (2)           6,900     15,273
Charles S. Goodwin.............   5,000           .66%          5.00       (2)           6,900     15,273
                                  5,000           .66%          3.75       (2)           5,200     11,500
John Mackey....................   5,000           .66%          5.00       (2)           6,900     15,273
                                  5,000           .66%          3.75       (2)           5,200     11,500
Cornelius J. Roodt.............   5,000           .66%          3.75       (2)           5,200     11,500
                                250,000         33.33%          4.75       (4)         328,084    724,981

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

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Coconut Grove, State of Florida, on the 30th day of January, 1998.

                                                  FIRST SOUTH AFRICA CORP., LTD.


                                                  BY: /s/ Clive Kabatznik
                                                     -----------------------
                                                      Clive Kabatznik
                                                      President