Form 10-Q
period 1997-12-31
FIRST SOUTH AFRICA CORP LTD
filed 1998-02-17
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                         Commission file number 0-27494

                         FIRST SOUTH AFRICA CORP., LTD.
                         ------------------------------
             (Exact name of Registrant as Specified in Its Charter)

           Bermuda                                      Not Applicable
           -------                                      --------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

             Clarendon House, Church Street, Hamilton HM CX, Bermuda
             -------------------------------------------------------
             (Address of Principal Executive Offices with Zip Code)

        Registrant's Telephone Number, Including Area Code: 441-295-1422


         --------------------------------------------------------------
         Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of February 11, 1998 was 7,023,443.

                          FIRST SOUTH AFRICA CORP., LTD

                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1997




PART I.   FINANCIAL INFORMATION                                         Page No.


Item 1.   Financial Statements

Unaudited Consolidated Balance Sheets at December 31,
1997 and June 30, 1997                                                     3-4

Unaudited Consolidated Statements of Income for the
three months and for the six months ended December 31,
1997 and 1996                                                                5

Unaudited Consolidated Statements of Cash Flows for the
six months ended December 31, 1997 and 1996                                6-7

Unaudited Consolidated Statement of Changes in
Stockholders' Investment for the period June 30, 1997 to
December 31, 1997                                                            8

Notes to the unaudited Consolidated Financial Statements                  9-16


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                       17

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.                21
Item 6. Exhibits and Reports on Form 8-K                                    21

SIGNATURES                                                                  22

                         FIRST SOUTH AFRICA CORP., LTD.

                      UNAUDITED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                                   December 31,      June 30,
                                                       1997            1997
                                                        $               $
                                                   ------------    ------------
Current assets
      Cash on hand                                   19,147,855      19,889,111
      Trade accounts receivable                      25,072,456      12,000,224
      Less: Allowances for bad debts                   (700,111)       (696,279)
                                                   ------------    ------------
                                                     24,372,345      11,303,945
      Inventories (net)                              12,105,570       7,219,960
      Prepaid expenses and other current assets       1,586,665         934,263
                                                   ------------    ------------
                Total current assets                 57,212,436      39,347,279
Property, plant and equipment                        36,154,007      16,197,605
Less: Accumulated depreciation                      (13,202,061)     (4,849,396)
                                                   ------------    ------------
                                                     22,951,946      11,348,209
Intangible assets (net)                              21,679,950      12,620,822
Deferred charges (net)                                1,626,299         838,439
Other assets                                            112,150          42,730
                                                   ------------    ------------
                                                    103,582,780      64,197,479
                                                   ============    ============

                         FIRST SOUTH AFRICA CORP., LTD.

                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
                                                                                    December 31,      June 30,
                                                                                        1997            1997
                                                                                         $               $
                                                                                    ------------    ------------
Current liabilities
      Bank overdraft payable                                                           3,781,226            --
      Current portion of long term debt                                                1,717,813       1,673,712
      Trade accounts payable                                                          13,116,384       6,755,823
      Other provisions and accruals                                                    4,549,510       3,184,428
      Other taxes payable                                                                614,110         654,653
      Income tax payable                                                               1,661,721       1,721,079
                                                                                    ------------    ------------
                Total current liabilities                                             25,440,764      13,989,695
Long term debt                                                                        33,407,854      13,341,758
Deferred income taxes                                                                    380,952         358,446
                                                                                    ------------    ------------
                                                                                      59,229,570      27,689,899
                                                                                    ------------    ------------
Minority shareholders' investment                                                     17,681,564      13,287,566
Stockholders' investment

Capital stock:

      Common stock, $0.01 par value - authorized 23,000,000 shares, issued and
      outstanding 5,249,749 shares                                                        52,497          35,361

      B class  common  stock,  $0.01 par value -  authorized                           2,000,000         shares,
issued and
      outstanding 1,822,500 shares                                                        18,725          18,691

      Preferred stock, $0.01 par value, - authorized 5,000,000 shares, issued and
      outstanding nil shares                                                                --              --

      Capital in excess of par                                                        26,620,255      22,891,093
Retained earnings                                                                      5,336,073       2,803,065
Foreign currency translation adjustments                                              (5,355,904)     (2,528,196)
                                                                                    ------------    ------------
                                                                                     103,582,780      64,197,479
                                                                                    ============    ============

                         FIRST SOUTH AFRICA CORP., LTD.

                 UNAUDITED CONSOLIDATED STATEMENTS OF INCOME FOR
                THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996


                                                             1997           1996
                                                              $              $
                                                         -----------    -----------
Revenues                                                  35,605,750     14,116,257
                                                         -----------    -----------
Operating expenses
      Cost of sales                                       22,633,124      7,839,089
      Selling, general and administrative costs           10,381,827      4,987,398
                                                         -----------    -----------
                                                          33,014,951     12,826,487
                                                         -----------    -----------
Operating income                                           2,590,799      1,289,770
Other income                                                 391,826        310,692
Interest income/( expense)                                    81,916       (359,122)
                                                         -----------    -----------
Income from consolidated companies before income taxes     3,064,541      1,241,340
Provision for taxes on income                               (791,625)      (243,984)
                                                         -----------    -----------
                                                           2,272,916        997,356
Minority interest in consolidated subsidiary companies      (728,534)          --
                                                         -----------    -----------
Net income                                                 1,544,382        997,356
                                                         ===========    ===========
Basic earnings per share                                        0.24           0.21

Fully diluted earnings per share                                0.21           0.20


                         FIRST SOUTH AFRICA CORP., LTD.

                 UNAUDITED CONSOLIDATED STATEMENTS OF INCOME FOR
                 THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996



                                                             1997           1996
                                                              $              $
                                                         -----------    -----------
Revenues                                                  57,067,182     25,807,141
                                                         -----------    -----------
Operating expenses
      Cost of sales                                       35,331,337     14,052,806
      Selling, general and administrative costs           17,698,351      9,241,682
                                                         -----------    -----------
                                                          53,029,688     23,294,488
                                                         -----------    -----------
Operating income                                           4,037,494      2,512,653
Other income                                                 634,911        510,601
Interest income/( expense)                                   257,657       (574,208)
                                                         -----------    -----------
Income from consolidated companies before income taxes     4,930,062      2,449,046
Provision for taxes on income                             (1,237,819)      (622,555)
                                                         -----------    -----------
                                                           3,692,243      1,826,491
Minority interest in consolidated subsidiary companies    (1,159,235)          --
                                                         -----------    -----------
Net income                                                 2,533,008      1,826,491
                                                         ===========    ===========
Basic earnings per share                                        0.43           0.38

Fully diluted earnings per share                                0.38           0.38

                         FIRST SOUTH AFRICA CORP., LTD.

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                 THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                                                                              1997           1996
                                                                                               $              $
                                                                                          -----------    -----------
Cash flows from operating activities:

      Net income                                                                            2,533,008      1,826,491
      Adjustments to reconcile net income to net cash provided by operating activities:
                Depreciation and amortization
                Deferred income taxes                                                       1,656,970        715,218
                Net loss/(gain) on sale of assets                                              (4,735)       (14,799)
                Effect of changes in current assets and current liabilities                    39,317       (236,737)
                Minority interest in consolidated subsidiary companies                     (1,540,663)     2,399,596
                                                                                            1,159,235           --
                                                                                          -----------    -----------
Net cash provided by operating activities                                                   3,843,132      4,689,769
                                                                                          -----------    -----------
Cash flows from investing activities:

      Additions to property, plant and equipment                                           (2,571,840)      (388,983)
      Proceeds on disposal of property, plant and equipment                                    58,749        347,125
      Proceeds on disposal of investment in First SA Lifestyle Holdings Limited             3,507,424           --
      Additional purchase price payments                                                   (2,848,220)          --
      Other assets acquired                                                                  (194,307)          --
      Acquisitions of subsidiaries (net of cash of $561,789)                              (22,280,797)    (5,244,457)
                                                                                          -----------    -----------
Net cash used in investing activities                                                     (24,328,991)    (5,286,315)
                                                                                          -----------    -----------
Cash flows from financing activities:

      Net borrowings in bank overdrafts                                                     1,796,476      1,321,029
      Borrowings of long term debt                                                         16,047,060        110,327
      Reduction in deferred debt issue costs                                                 (883,843)          --
      Borrowings/(repayments) in short term debt                                              102,423     (1,967,060)
      Proceeds on stock issues                                                              3,746,327           --
                                                                                          -----------    -----------
Net cash provided in financing activities                                                  20,808,443       (535,704)
                                                                                          -----------    -----------
Effect of exchange rate changes on cash                                                    (1,063,840)       (78,313)
                                                                                          -----------    -----------
Cash utilised by operations                                                                  (741,256)    (1,210,563)
Cash on hand at beginning of period                                                        19,889,111      4,682,035
                                                                                          -----------    -----------
Cash on hand at end of period                                                              19,147,855      3,471,472
                                                                                          ===========    ===========

                         FIRST SOUTH AFRICA CORP., LTD.

     UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' INVESTMENT


                                                          First South
                                            First South   Africa Corp.,                               Foreign
                                            Africa Corp.,     Ltd.       Capital in                   currency
                                                Ltd.         Class B     excess of       Retained    translation
                                            common stock  common stock      par          earnings    adjustments       Total
                                                 $             $             $              $             $              $
                                            -----------   -----------   -----------    -----------   -----------    -----------
Balance at June 30, 1997                         35,361        18,691    22,891,093      2,803,065    (2,528,196)    23,220,014
Issuance of stock to FSAC escrow agent              847          --            --             --            --              847
Issuance of stock to acquire subsidiaries          --              20       699,414           --            --          699,434
Proceeds on warrants exercised                    1,595          --       1,068,259           --            --        1,069,854
Net income                                         --            --            --          988,626          --          988,626
Translation adjustment                             --            --            --             --      (1,106,252)    (1,106,252)
                                            -----------   -----------   -----------    -----------   -----------    -----------
Balance at September 30, 1997                    37,803        18,711    24,658,766      3,791,691    (3,634,448)    24,872,523
                                            ===========   ===========   ===========    ===========   ===========    ===========
Issuance of stock to FSAC escrow agent              683          --            --             --            --              683
Issuance of stock to acquire subsidiaries         1,429            14     1,480,071           --            --        1,481,514
Warrant swap out at par value                    11,738          --         (11,738)          --            --             --
Proceeds on warrants exercised                      744          --         449,506           --            --          450,250
Proceeds on options exercised                       100          --          43,650           --            --           43,750
Net income                                         --            --            --        1,544,382          --        1,544,382
Translation adjustment                             --            --            --             --      (1,721,456)    (1,721,456)
                                            -----------   -----------   -----------    -----------   -----------    -----------
Balance at December 31, 1997                     52,497        18,725    26,620,255      5,336,073    (5,355,904)    26,671,646
                                            ===========   ===========   ===========    ===========   ===========    ===========

                         FIRST SOUTH AFRICA CORP., LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996


1.    ORGANIZATION AND PRINCIPLE ACTIVITIES OF THE GROUP

      First South Africa Corp., Ltd. (the "Company") was founded on September 6, 1995. The purpose of the Company is to acquire and operate South African companies.

      The principle activities of the group include the following:

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

      LIFESTYLE INTERESTS
      The manufacture, sale and distribution of plastic, wooden and steel outdoor products aimed at the leisure market.

                         FIRST SOUTH AFRICA CORP., LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996


2.    ACQUISITIONS

      On July 1, 1997, the company acquired 100% of the Common Stock of Fifers Bakery (Pty) Ltd. for an aggregate net purchase price of $1,844,890. This acquisition was accounted for using the purchase method of accounting. The assets and liabilities were recorded at fair market value as determined by management.

      On October 1, 1997 the Company acquired an effective 81% of, the common stock of SA Leisure (Proprietary) Limited, and the businesses of Galactex Outdoor (Proprietary) Limited and Republic Umbrella Manufacturers (Proprietary) limited for an aggregate net purchase price of $ 19,924,638, and the common stock of Pacforce (Proprietary) Limited for $276,444. The acquisitions were accounted for using the purchase method of accounting. The assets and liabilities were recorded at fair market value as determined by management.

      The purchase consideration has been decreased to give effect to the debt ceded to the holding company in the acquisitions.


                                                                           $
                                                                      ----------
Acquisition costs
      Stock issued in lieu of cash                                     2,180,948
                                                                      19,865,024
                                                                      ----------
      Cash consideration (net of debt ceded to holding company)
Purchase price to be allocated                                        22,045,972
                                                                      ==========
Summary allocation of purchase price
      Current assets                                                  17,388,349
      Property, plant and equipment                                   11,063,713
      Other assets                                                     4,967,809
      Goodwill                                                         2,677,933
                                                                      ----------
Total assets acquired                                                 36,097,804
      Current liabilities                                              8,902,964
      Long term debt                                                   4,299,276
      Deferred income taxes                                               52,979
      Debt ceded to holding company                                      796,613
                                                                      ----------
Total liabilities assumed                                             14,051,832
                                                                      ----------
                                                                      22,045,972
                                                                      ==========

The Company is required to make additional payments to the former owners based on a multiple of pre-tax earnings. These payments are to be made by the issue of stock and cash over the next five years.

Additional   purchase   price  payments  made  during  the  current  year  total
$2,848,220. This amount was allocated as follows:


      Goodwill                                                        $  583,279
      Recipes                                                            865,842
      Trademarks                                                       1,399,099
                                                                       2,848,220

                         FIRST SOUTH AFRICA CORP., LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996


2.    ACQUISITIONS (continued)

      The unaudited pro forma financial information tabled below has been prepared assuming that all of the acquisitions which occurred subsequent to June 30, 1996 had taken place and that operations had commenced on July 1, 1996, an adjustment has been made to eliminate the minority interest in the net income of consolidated subsidiaries assuming that the disposal of an effective 30% interest in First SA Food Holdings Limited had taken place on July 1, 1996.

                                                                     July 1 to      July 1, to
                                                                    December 31,   December 31,
                                                                       1997           1996
                                                                        $              $
                                                                    ----------     ----------
Revenues                                                            66,869,373     54,434,733
                                                                                  -----------
Net income before minority interest in consolidated subsidiaries     4,330,777      3,256,607
Minority interest in consolidated subsidiary companies              (1,274,316)      (712,429)
                                                                                  -----------
Net income                                                           3,056,461      2,544,178
Basic earnings per share                                                  0.52           0.43
Weighted average number of shares in issue                           5,870,015      5,870,015

                         FIRST SOUTH AFRICA CORP., LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996


3.    SUMMARY OF ACCOUNTING POLICIES

      The consolidated financial statements should be read in conjunction with the Company's financial statements which have been prepared in accordance with US generally accepted accounting principles and incorporate the following significant accounting policies:

      CONSOLIDATION
      First South Africa Corp., Ltd., consolidates its majority owned subsidiaries. The consolidated financial statements include the accounts of the Company and its subsidiaries. Minority interests have been taken into account when determining the net income due to the Company. Material intercompany transactions have been eliminated on consolidation.

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

      INTERIM FINANCIAL STATEMENTS
      The unaudited interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for an interim period. All such adjustments are of a normal recurring nature. The operating results may not be indicative of the results for a full fiscal year.

      EARNINGS PER SHARE
      The Company has adopted SFAS 128 (Earnings per Share) whereby earnings are calculated as follows:

      Basic Earnings per share is calculated by dividing income available for distribution to common stockholders by the weighted average number of common shares outstanding.

      Diluted earnings per share is calculated giving full effect to all dilutive common shares that were outstanding during the period.

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

                         FIRST SOUTH AFRICA CORP., LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996


3.    SUMMARY OF ACCOUNTING POLICIES (continued)

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS
      As at December 31, 1997, the carrying value of accounts receivable, accounts payable and investments approximate their fair value. The carrying value of long term debt approximates fair value, as the debt, other than convertible debentures, interest rates are keyed to the prime lending rate. The convertible debentures are believed to approximate fair market due to their issuance in 1997.

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

                         FIRST SOUTH AFRICA CORP., LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996


4.    INVENTORIES

      Inventories consist of the following:


                                            December 31,              June 30,
                                               1997                     1997
                                                $                        $
                                            ----------               ---------
Finished goods                               7,953,256               4,032,523
Work in progress                               510,624                 532,144
Raw materials and ingredients                3,296,532               2,365,213
Supplies                                       985,852                 716,081
                                            ----------               ---------
Inventories (Gross)                         12,746,264               7,645,961
Less:    Valuation allowances                (640,694)               (426,001)
                                            ----------               ---------
Inventories (Net)                           12,105,570               7,219,960
                                            ==========               =========


5.    COMMITMENTS

      The Company is required to make additional payments to the former owners based on a multiple of pre-tax earnings . These payments are to be made by the issue of stock and cash over the next two to five years.

                         FIRST SOUTH AFRICA CORP., LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

6.    EARNINGS PER SHARE

      Earnings per share data is calculated as follows:


BASIC EARNINGS PER SHARE FOR THE QUARTER
Net income available to common stockholders                                   1,544,382
                                                                              ---------

                                                      Shares      Fraction     Weighted
DATES OUTSTANDING                                  outstanding   of Period  Average Shares
-----------------                                  -----------   ---------  --------------
Balance at October 1, 1997                          5,603,791      1.00       5,603,791
Acquisition of subsidiaries on October 1, 1997        211,224      1.00         211,224
Options converted to shares during the quarter         10,000      0.60           5,978
Warrants converted to shares during the quarter        74,401      0.80          59,891
Warrants swapped into shares during the quarter     1,173,476      0.39         458,998
                                                    ---------                 ---------
Weighted average shares                             7,072,892                 6,339,882
                                                    ---------                 ---------


DILUTED EARNINGS PER SHARE FOR THE QUARTER
Net income available to common stockholders                        1,544,382
Add impact of assumed conversions                                    391,590
                                                                   ---------
Adjusted net income available to common stockholders               1,935,972

Weighted average shares                                            6,339,882
Warrants and options not yet exercised                               160,090
9% convertible debentures                                          1,666,667
Increasing rate debentures                                         1,052,631
                                                                   ---------
ADJUSTED WEIGHTED AVERAGE SHARES                                   9,219,270
                                                                   ---------

                         FIRST SOUTH AFRICA CORP., LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

6.    EARNINGS PER SHARE (continued)



Basic earnings per share for the year to date
Net income available to common stockholders                                            2,533,008
                                                                                       ---------

                                                         Shares        Fraction         Weighted
Dates outstanding                                      outstanding     of Period     Average Shares
-----------------                                      -----------     ---------     --------------

July 1, 1997                                            5,359,615         1.00         5,359,615
July 1 - September 30, 1997
Additional purchase price payments                         57,127        50.5             28,874
Acquisition of subsidiaries                                27,624        50.5             13,962
Warrants converted to shares during the quarter           159,425        79.4            126,617
October 1 - December 31, 1997
Acquisition of subsidiaries on October 1, 1997            211,224         0.50           105,612
Options converted to shares during the quarter             10,000         0.30             2,989
Warrants converted to shares during the quarter            74,401        40.2             29,946
Warrants swapped into shares during the quarter         1,173,476                        229,500
                                                        ---------                      ---------
Weighted average shares                                 7,072,892                      5,897,115
                                                        ---------                      ---------



DILUTED EARNINGS PER SHARE FOR THE YEAR TO DATE
Net income available to common stockholders                            2,533,008
Add impact of assumed conversions                                        645,983
                                                                       ---------
Adjusted net income available to common stockholders                   3,178,991
                                                                       ---------
Weighted average shares                                                5,897,115
Warrants and options not yet exercised                                   218,046
9% convertible debentures                                              1,666,667
Increasing rate debentures                                               526,316
                                                                       ---------
ADJUSTED WEIGHTED AVERAGE SHARES                                       8,308,144
                                                                       ---------

The prior year comparative figures have been restated using the same principles as above.

                         FIRST SOUTH AFRICA CORP., LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


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

      1. Processed foods through Piemans Pantry, Astoria Bakery, Seemanns, Gull Foods and Fifers Bakery.
      2.    Lifestyle products through SA Leisure, Republic and Galactex.
      3. Packaging equipment and materials through Starpak, Alfapak, Pakmatic and Pacforce.
      4. Industrial manufacturing which includes the manufacture of metal washers used in the fastener industry through LS Pressings and Paper and Metal. The manufacture and distribution of air conditioning and refrigeration machinery components through Europair Refrigeration and First Strut.

The Company has funded itself since inception primarily through stockholders' loans and capital contributions and the bridge financing of Notes and Warrant, the proceeds if its Initial Public Offering completed in January 1996 and the issuance of subordinated convertible debentures. The Company anticipates that it will derive revenues primarily through income generated from the operations of acquired operating companies.

The average annual rate of inflation in South Africa since the period ended December 31, 1996 until December 31, 1997 was approximately 6.7%.

      The average rate for the South African Rand against the U.S. dollar for the periods under discussion were as follows:




                Three Months     Three Months      Six Months      Six Months
                ended Dec. 31,   ended Dec. 31,   ended Dec. 31,  ended Dec. 31,
                     1996             1997             1996            1997
                     ----             ----             ----            ----
                  $1 = R4.63       $1 = R4.86       $1 = R4.54      $1 = R4.76
Depreciation of                       5.0%                             4.8%


As the Company's results are reported in U.S. dollars, but revenues and earnings are primarily generated in South African Rand, the local inflation rate and the depreciation of the South African Rand against the US dollar for the periods in question are important to further the understanding of the Company's results. In general, if the rate of depreciation of the South African Rand to the U.S.
dollar for any comparable period is greater than the South African rate of inflation for that same period, then the Company would have had to generate local revenues and earnings in excess of the South African inflation rate in order to maintain dollar parity. For the three months ended December 31, 1997, versus the comparable period in 1996, the depreciation of the South African Rand to the dollar equaled 5% while the annual rate of inflation was 6.7%. For the six months ended December 31, 1997 versus the comparable period in 1996, the depreciation of the South African Rand to the dollar equaled 4.8% while the annual rate of inflation was 6.7%. In order for the Company to report dollar growth in revenues and earnings it would need to have generated growth of 5% through its local South African operations. The results, therefore, for the period indicated above as reflected in U.S. dollars, is less than inflation adjusted South African Rand for revenue and earnings growth.

                         FIRST SOUTH AFRICA CORP., LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

Sales for the three months ended December 31, 1997 increased 152% to $35,605,750 from $14,116,257 for the comparable period in 1996. In local currency this reflects a net increase after inflation of 150%. This increase is primarily due to the acquisitions the Company has completed since December 31, 1997. Results for the three months ended December 31, 1996 reflect the operations of Piemans Pantry, Astoria Bakery and Seemanns Meat Products alone.

For the three months ended December 31, 1997, the Company's processed foods operations contributed approximately 44.9% of the Company's sales versus 62.7% for the comparable period in 1996. The Company's lifestyle operations contributed approximately 31.5% of sales for the three months ended December 31, 1997 versus 0% for the comparable period in 1996 since these operations were acquired in October 1997. The Company's packaging operations contributed approximately 10.4% of sales for the three months ended December 31, 1997 versus 10.1% for the comparable period in 1996. The Company's industrial operations contributed approximately 13.2% of sales for the three months ended December 31, 1997 versus 27.1% for the comparable period in 1996. Sales in all business segments increased. The overall increase can be explained in some segments by additional acquisitions, but in general the overall increase can be attributed to increasing demand for the Company's products as the middle-class base of consumers continues to grow as South Africa's transition to more broad based economic participation moves forward. In addition, the Company's subsidiaries have continued to purchase additional manufacturing capacity to take advantage of this demand.

Cost of goods sold for the three months ended December 31, 1997 were $22,633,124, or 63.6 % of sales versus $7,839,089 or 55.5%, for the comparable period in 1996. For the three months ended December 31, 1997 the cost of goods for the Company's processed food operations were approximately 56.4% versus 51% in the comparable period in 1996. Cost of sales for the lifestyle operations were approximately 63.4%. The Company's lifestyle acquisitions were consummated effective October 1, 1997. Cost of sales for the packaging operations were approximately 76% versus 59.4% in the comparable period in 1996. Cost of sales for the industrial operations were approximately 81% versus 64.5% in the comparable period in 1996. The overall increase in the percentage of cost of goods sold can therefore be primarily explained by increases in the cost of goods ratios in the processed food and packaging and industrial operations. The increase in the industrial operations cost of goods is due primarily to the poor performance of one division in this segment. The processed foods cost of goods percentage is in line with its full fiscal 1997 ratio. The increase in the packaging operations' cost of goods is due primarily to the poor performance of one company in this segment as well as a new acquisition that traditionally generates lower gross margins than those generated by the packaging operations owned by the Company during the three months ended December 31, 1996.

Sales, general and administrative costs ("SG&A") increased to $10,381,827 for the three months ended December 31, 1997 from $4,987,398 for the comparable period in 1996 or 29.2% of sales versus 35.3% of sales. For the three months ended December 31, 1997, SG and A expenses for the Company's processed food operations were approximately 32% versus 37.2% in the comparable period in 1996. SG and A expenses for the lifestyle operations were approximately 26.9%. The Company's lifestyle acquisitions were consummated effective October 1, 1997. SG and A expenses for the packaging operations were approximately 35% versus 28.3% in the comparable period in 1996. SG and A expenses for the industrial operations were approximately 29.6% versus 30.9% in the comparable period in 1996. The Company's corporate SG and A expenses were approximately $390,000 or 1.1% of sales for the three months ended December 31, 1997 versus approximately $218,087 or 1.5% of sales for the comparable period in 1996. The overall decrease in the percentage SG and A expenses can therefore be primarily explained by decreases in the SG and A ratios in the Company's processed foods operations as well as the lower overall SG and A percentage incurred by the Company's new lifestyle acquisitions.

Interest received was $81,839, for the three months ended December 31, 1997 versus an interest expense of $359,122 for the comparable period in 1996. The interest income for the 1997 period is primarily attributable to interest earned on the Company's cash balances in its processed foods businesses. In addition, during the three months ended December 31, 1997, the Company incurred a net interest expense of approximately $350,000 for interest on the 9% and floating rate convertible debenture issuances that were completed in August and October 1997.

Other income for the three months ended December 31, 1997 was $391,913 versus $305,898 in the comparable period in 1996. This is primarily made up of rebates and discounts earned by the Company's operating subsidiaries.

Net profit for the three month period ended December 31, 1997 was $1,544,382 or a gain of $0.24 a share as compared to a net profit of $997,356 or $0.21 a share in the comparable period in 1996. During the period ended December 31, 1997 the Company's net earnings included a provision of $728,534 for the 30% minority interest in its publicly traded subsidiary First SA Food Holdings, Ltd.

                         FIRST SOUTH AFRICA CORP., LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

as well as an approximate 18% minority interests in its First SA Lifestyle Holdings subsidiary. For purposes of its earning per share calculation for the three months ended December 31, 1997, the Company had 6,339,882 shares outstanding compared to 4,851,399 for the comparable period in 1996.

SIX MONTHS  ENDED  DECEMBER 31, 1996  COMPARED TO SIX MONTHS ENDED  DECEMBER 31,
1997

Sales for the six months ended December 31, 1997 increased 121% to $57,067,182 from $25,807,141 for the comparable period in 1996. In local currency this reflects a net increase after inflation of %. This increase is primarily due to the acquisitions the Company has completed since December 31, 1996. Results for the six months ended December 31, 1996 reflect the operations of Piemans Pantry, Astoria Bakery and Seemanns Meat Products alone.

For the six months ended December 31, 1997, the Company's processed foods operations contributed approximately 53.1 % of the Company's sales versus 59.7% for the comparable period in 1996. The Company's lifestyle operations contributed approximately 19.7% of sales for the six months ended December 31, 1997 versus 0% for the comparable period in 1996 since the operations were acquired in October 1997. The Company's packaging operations contributed approximately 10.8% of sales for the six months ended December 31, 1997 versus
11.1 % for the comparable period in 1996. The Company's industrial operations contributed approximately 16.3 % of sales for the six months ended December 31, 1997 versus 29.3 % for the comparable period in 1996. Sales in all business segments increased. The overall increase can be explained in some segments by additional acquisitions, but in general the overall increase can be attributed to increasing demand for the Company's products as the middle-class base of consumers continues to grow as South Africa's transition to more broad based economic participation moves forward. In addition, the Company's subsidiaries have continued to purchase additional manufacturing capacity to take advantage of this demand.

Cost of goods sold for the six months ended December 31, 1997 were $35,331,337, or 61.9 % of sales versus $14,052,806 or 54.4%, for the comparable period in 1996. For the six months ended December 31, 1997 the cost of goods for the Company's processed food operations were approximately 56.3% versus 49.7% in the comparable period in 1996. Cost of sales for the lifestyle operations were approximately 63.4%. The Company's lifestyle acquisitions were consummated effective October 1, 1997. Cost of sales for the packaging operations were approximately 74.9% versus 58.7 % in the comparable period in 1996. Cost of sales for the industrial operations were approximately 71.1% versus 62.4 % in the comparable period in 1996. The overall increase in the percentage of cost of goods sold can therefore be primarily explained by increases in the cost of goods ratios in the processed food and packaging and industrial operations. The increase in the industrial operations cost of goods is due primarily to the poor performance of one division in this segment. The processed foods cost of goods percentage is in line with its full fiscal 1997 ratio. The increase in the packaging operations' cost of goods is due primarily to the poor performance of one company in this segment as well as a new acquisition that traditionally generates lower gross margins than those generated by the packaging operations owned by the Company during the six months ended December 31, 1996.

Sales, general and administrative costs increased to $17,698,351 for the six months ended December 31, 1997 from $9,241,682 for the comparable period in 1996 or 31% of sales versus 35.8% of sales. For the six months ended December 31, 1997, SG and A expenses for the Company's processed food operations were approximately 33% versus 38.5% in the comparable period in 1996. SG and A expenses for the lifestyle operations were approximately 26.9%. The Company's lifestyle acquisitions were consummated effective October 1, 1997. SG and A expenses for the packaging operations were approximately 34.5% versus 23.2% in the comparable period in 1996. SG and A expenses for the industrial operations were approximately 27.1% versus 28.3% in the comparable period in 1996. The Company's corporate SG and A expenses were approximately $720,000 or 1.3% of sales for the six months ended December 31, 1997 versus approximately $550,000 or 2.1% of sales for the comparable period in 1996. The overall decrease in the percentage SG and A expenses can therefore be primarily explained by decreases in the SG and A ratios in the Company's processed foods operations as well as the lower overall SG and A percentage incurred by the Company's new lifestyle acquisitions.

Interest received was $257,657, for the six months ended December 31, 1997 versus an interest expense of $574,208 for the comparable period in 1996. The interest income for the 1997 period is primarily attributable to interest earned on the Company's cash balances in its processed foods businesses. In addition, during the six months ended December 31, 1997, the Company incurred a net interest expense of approximately $625,000 for interest on the 9% and floating rate convertible debenture issuances that were completed in August and October 1997.

Other income for the six months ended December 31, 1997 was $634,911 versus $510,601 in the comparable period in 1996. This is primarily made up of rebates and discounts earned by the Company's operating subsidiaries.

                         FIRST SOUTH AFRICA CORP., LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Net profit for the six month period ended December 31, 1997 was $2,533,008 or a gain of $0.43 a share as compared to a net profit of $1,826,491 or $0.38 a share in the comparable period in 1996. During the period ended December 31, 1997 the Company's net earnings included a provision of $1,159,235 for the 30% minority interests in its publicly traded subsidiary First SA Food Holdings, Ltd. as well as an approximate 18% minority interest in its First SA Lifestyle Holdings subsidiary. For purposes of its earning per share calculation for the six months ended December 31, 1997, the Company had 5,870,015 shares outstanding as compared to 4,765,377 for the comparable period in 1996.


Liquidity and Capital Resources
-------------------------------

In January 1996, the Company raised approximately $9 million after all fees and expenses from its initial public offering. In May 1997, the Company raised approximately $9.2 million in net proceeds from the issuance of 10,000 9% convertible debentures. Such debentures mature on June 15, 2004 and are convertible any time prior to maturity at $6.00 a share. In June 1997, the Company's subsidiary First SA Food Holdings raised approximately $16.5 million in cash through the placement of its shares in South Africa. Of this amount, approximately $5.5 million was retained by First South African Holdings, while the remainder was retained by First SA Food Holdings. In October 1997, the Company raised approximately $14.2 million in net proceeds from the issuance of 15,000 increasing rate debentures. Such debentures mature on October 30, 2001 and are convertible any time prior to maturity at $9.50 a share. Proceeds from these offerings have been and will continue to be primarily utilized to fund the Company's acquisitions as well as to provide a certain amount of working capital to its South African subsidiaries.

At December 31, 1997, the Company had cash on hand of $19.1 million with working capital of $33.4 million. As of December 31, 1997 the Company had a total debt of $38,906,893 of which amount $25 million related to the Company's 9% subordinated convertible debentures and its increasing rate convertible debentures , with the remainder being bank debt. Of the bank debt, $5,499,039 was classified as current. The Company currently has approximately $1,560,000 available in bank credit lines, which lines are unsecured and renewable on an annual basis.

Cash flows provided by operating activities for the six months ended December 31, 1997 and December 31, 1996, totaled $3,843,132 and $4,689,769 respectively.
Cash flows used in investing activities for the six months ended December 31, 1997 and December 31, 1996 totaled $24,328,991 and $5,286,315 respectively. For the six months ended December 31, 1997 $22,280,797 was utilized for the acquisition of subsidiaries and $2,848,220 for additional purchase price payments. In the comparable period in 1996 $5,244,457 was used for the acquisition of subsidiaries. Net cash provided by financing activities was $20,808,443, during the six months ended December 31, 1997 while $535,704 was utilized in the corresponding period in the prior year. This increase is primarily attributable to the proceeds of warrants exercised and long term debt borrowings incurred during the period.

The Company's operating subsidiaries generally collect their receivables within 65 to 90 days and reserve approximately 5% for doubtful accounts. Historically, the Company's operating and capital needs have been met by internal cash flow and outside bank borrowings. It is management's belief that capital expenditures for the foreseeable future can continue to be met by internal cash flow and outside bank borrowings.

As of December 31, 1997, the Company had cash of approximately $19.1 million. Under its various acquisition agreements, the Company anticipates having to spend approximately $2.25 million in cash for its contingent payments over the next 12 months as well as approximately $1.85 million in stock. The Company anticipates that its cash and operating cash flows will be sufficient to fully fund these payments as well as fund the capital expenditures for its various operations. Excess cash will also be utilized to fund additional acquisitions.

The Company's operating subsidiaries engage in certain hedging transactions with respect to certain overseas purchases in order to lock in a specified exchange rate. In addition, in July 1997, the Company purchased a 12-month option to acquire the equivalent of $10 million in South African rand at the strike price of R5.50 to the dollar. This option has the effect of hedging $10 million of the Company's fiscal 1998 earnings, in the event the exchange rate of the South African rand falls below this strike price. The cost of such option was approximately $133,000 and is being amortized over the length of the option.

The Company intends to continue to pursue an aggressive acquisition strategy in South Africa and anticipates utilizing a substantial portion of its cash balances and operating earnings to fund this strategy to the extent that suitable acquisition candidates can be identified.

                         FIRST SOUTH AFRICA CORP., LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The annual meeting of shareholders of the Company was held on December 17, 1997 for the purpose of (i) electing five directors to serve as the Board of Directors until the next annual meeting of stockholders and until their successors are duly elected and qualified), (ii) approving a proposal to amend the Company's 1995 Stock Option Plan and (iii) ratifying the appointment of the Company's independent certified public accountants for the fiscal year ending June 30, 1998. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition.

      1. At the Meeting, Michael Levy, Clive Kabatznik, Charles S. Goodwin, Cornelius J. Roodt and Mfundiso J. Njeke were elected as directors of the Company by the following vote:

                                            Votes
                                            -----

                                 For                     Withheld
                                 ---                     --------

      Michael Levy            10,663,540                   800
      Clive Katatznik         10,663,540                   800
      Charles S. Goodwin      10,663,540                   800
      Cornelius J. Roodt      10,663,540                   800
      Mfundiso J. Njeke       10,663,540                   800

      2. The proposal to amend the 1995 Stock Option Plan was approved by the following vote:

           For        Against         Non Votes           Abstentions
           ---        -------         ---------           -----------
        8,889,486     354,755         1,420,420             2,198

      3.    Over  99% of the  votes  cast at the  meeting  voted in favor of the
ratification   of  Price   Waterhouse  as  the  Company's   independent   public
accountants.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      The Company filed an amended Current Report on Form 8-K/A with the Commission on January 22, 1998. The following item was reported by the Company on the Form 8-K/A: Financial Statements of Businesses Acquired (Piemans Pantry (Proprietary) Limited and Surfs Up Investments (Proprietary) Ltd. and certain Pro Forma Financial Information.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  February 16, 1998

                                          FIRST SOUTH AFRICA CORP., LTD.



                                          By: /s/ Clive Kabatznik
                                             ----------------------------------
                                             Clive Kabatznik
                                             Chief Executive Officer, President
                                             and Chief Financial Officer