Form 10-Q
period 1998-03-31
FIRST SOUTH AFRICA CORP LTD
filed 1998-05-15
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of May 12, 1998 was 7,097,892.

                         First South Africa Corp., Ltd.

Item 1.     Unaudited Consolidated Balance Sheets at
            March 31, 1998 and June 30, 1997                               3 - 4

            Unaudited Consolidated  Statements of Income
            for the three months and for the nine months
            ended March 31, 1998 and 1997                                  5 - 6

            Unaudited  Consolidated  Statements  of Cash
            Flows for the nine months ended  March 31,
            1998 and 1997                                                    7

            Unaudited Consolidated Statement of Changes
            in Stockholders' Investment for the period
            June 30, 1997 to March 31, 1998                                  8

            Notes to the unaudited Consolidated
            Financial Statements                                             9


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            operations                                                      18

                         FIRST SOUTH AFRICA CORP., LTD.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                ASSETS


                                                      MARCH 31,        JUNE 30,
                                                           1998            1997
                                                              $               $
                                                   ------------    ------------
CURRENT ASSETS
     Cash on hand                                    20,994,491      19,889,111
     Trade accounts receivable                       20,303,100      12,000,224
     Less: Allowances for bad debts                    (878,107)       (696,279)
                                                   ------------    ------------
                                                     19,424,993      11,303,945


     Inventories (net)                               13,952,413       7,219,960
     Prepaid expenses and other current assets        1,363,328         934,263
                                                   ------------    ------------

          TOTAL CURRENT ASSETS                       55,735,225      39,347,279


Property, plant and equipment                        36,171,324      16,197,605
Less: Accumulated depreciation                      (13,395,967)     (4,849,396)
                                                   ------------    ------------
                                                     22,775,456      11,348,209

Intangible assets (net)                              21,715,882      12,620,822
Deferred charges (net)                                1,616,980         838,439
Other assets                                            114,642          42,730
                                                   ------------    ------------
                                                    101,958,185      64,197,479
                                                   ============    ============

                         FIRST SOUTH AFRICA CORP., LTD.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS




                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                      March 31,        June 30,
                                                           1998            1997
                                                              $               $
                                                   ------------    ------------
CURRENT LIABILITIES
     Bank overdraft payable                           4,823,514            --
     Current portion of long term debt                1,779,766       1,673,712
     Trade accounts payable                          11,787,405       6,755,823
     Other  provisions and accruals                   4,173,741       3,184,428
     Other taxes payable                                564,705         654,653
     Income tax payable                               1,748,173       1,721,079
                                                   ------------    ------------
          Total current liabilities                  24,877,304      13,989,695

Long term debt                                       32,653,136      13,341,758
Deferred income taxes                                   367,147         358,446
                                                   ------------    ------------
                                                     57,897,587      27,689,899

Minority shareholders' investment                    18,509,639      13,287,566

STOCKHOLDERS' INVESTMENT

Capital stock:

     A class common stock, $0.01 par
     value - authorized  23,000,000 shares,
     issued and outstanding 5,274,749 shares             52,747          35,361

     B class common stock, $0.01 par
     value - authorized 2,000,000 shares,
     issued and outstanding 1,822,500 shares             18,725          18,691

     Preferred stock, $0.01 par value,
     - authorized 5,000,000 shares, issued
     and outstanding nil shares                            --              --

     Capital in excess of par                        26,713,755      22,891,093


Retained earnings                                     6,253,788       2,803,065
Foreign currency translation adjustments             (7,488,056)     (2,528,196)
                                                   ------------    ------------
                                                    101,958,185      64,197,479
                                                   ============    ============

                         FIRST SOUTH AFRICA CORP., LTD.

                UNAUDITED CONSOLIDATED STATEMENTS OF INCOME FOR
                 THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                              1998         1997
                                                                 $            $
                                                       -----------  -----------

Revenues                                                28,218,692   18,729,799
                                                       ===========  ===========

Operating expenses
          Cost of sales                                 16,536,884   10,491,146
          Selling, general and administrative costs      9,732,843    6,809,021
                                                       -----------  -----------
                                                        26,269,727   17,300,167

Operating income                                         1,948,965    1,429,632

Other income                                               370,949       88,920
Interest income/( expense)                                (163,901)    (195,879)

Income from consolidated companies before income taxes   2,156,013    1,322,673
Provision for taxes on income                             (688,855)    (176,575)
                                                       -----------  -----------
                                                         1,467,158    1,146,098

Minority interest in consolidated subsidiary companies     549,443         --
                                                       -----------  -----------

Net income                                                 917,715    1,146,098
                                                       ===========  ===========

Basic earnings per share                                      0.13         0.22

Fully diluted earnings per share                              0.13         0.22

                         FIRST SOUTH AFRICA CORP., LTD.

                 UNAUDITED CONSOLIDATED STATEMENTS OF INCOME FOR
                  THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                           1998            1997
                                                              $               $
                                                    -----------     -----------
Revenues                                             85,770,957      44,536,940

Operating expenses
  Cost of sales                                      52,308,927      24,543,952
  Selling, general and administrative costs          27,475,571      16,050,703
                                                    -----------     -----------
                                                     79,784,498      40,594,655


Operating income                                      5,986,459       3,942,285


Other income                                          1,005,860         599,521
Interest income/( expense)                               93,756        (770,087)


Income from consolidated companies before
 income taxes                                         7,086,075       3,771,719
Provision for taxes on income                        (1,926,674)       (799,130)
                                                    -----------     -----------
                                                      5,159,401       2,972,589

Minority interest in consolidated
 subsidiary companies                                (1,708,678)           --
                                                    -----------     -----------

Net income                                            3,450,723       2,972,589
                                                    ===========     ===========


Basic earnings per share                                   0.55            0.61

Fully diluted earnings per share                           0.48            0.60

                         FIRST SOUTH AFRICA CORP., LTD.

              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                  THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                                          1998           1997
                                                                             $              $
                                                                   -----------    -----------
Cash flows from operating activities:

     Net income                                                      3,450,723      2,972,589
     Adjustments  to reconcile net income to net cash
      provided by operating activities:
          Depreciation and amortization                              2,632,627      1,398,324
          Deferred income taxes                                         (7,003)       240,635
          Net loss/(gain) on sale of assets                             76,810        (18,012)
          Effect of changes in current assets and
           current liabilities                                         386,100      1,586,881
          Minority interest in consolidated subsidiary companies     1,708,678           --
                                                                   -----------    -----------

Net cash provided by operating activities                            8,247,935      6,180,417
                                                                   -----------    -----------

Cash flows from investing activities:

     Additions to property, plant and equipment                     (3,444,009)    (2,526,740)
     Proceeds on disposal of property, plant and equipment              72,421           --
     Proceeds on disposal of investment in First SA Lifestyle
      Holdings Limited                                               3,507,424           --
     Proceeds on dilution in First SA Food Holdings Limited              5,970           --
     Additional purchase price payments                             (3,015,118)          --
     Other assets acquired                                            (204,553)       287,069
     Acquisitions of subsidiaries (net of cash of $563,898)        (23,489,585)    (7,935,813)
     Increase in loans to related companies                               --            2,891
                                                                   -----------    -----------

Net cash used in investing activities                              (26,567,450)   (10,172,593)

Cash flows from financing activities:

     Net borrowings in bank overdrafts                               2,496,419      1,867,474
     Borrowings of long term debt                                   15,368,342        720,806
     Reduction in deferred debt issue costs                           (958,543)          --
     Borrowings/(repayments) in short term debt                        219,679     (1,099,443)
     Proceeds on stock issues                                        3,840,077           --
                                                                   -----------    -----------

Net cash provided in financing activities                           20,965,974      1,488,837
                                                                   -----------    -----------


Effect of exchange rate changes on cash                             (1,541,079)        66,626
                                                                   -----------    -----------
Cash utilised by operations                                          1,105,380     (2,436,713)
Cash on hand at beginning of period                                 19,889,111      4,682,035
                                                                   -----------    -----------

Cash on hand at end of period                                       20,994,491      2,245,322
                                                                   ===========    ===========

                         FIRST SOUTH AFRICA CORP., LTD.

     UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' INVESTMENT

                                                           First South
                                           First South   Africa Corp.,                                      Foreign
                                         Africa Corp.,            Ltd.      Capital in                    currency
                                                  Ltd.         Class B       excess of       Retained    translation
                                          common stock    common stock             par       earnings    adjustments          Total
                                                     $               $               $              $              $              $
                                           -----------     -----------     -----------    -----------    -----------    -----------
Balance at June 30, 1997                        35,361          18,691      22,891,093      2,803,065     (2,528,196)    23,220,014

Issuance of stock to FSAC escrow agent             847            --              --             --             --              847
Issuance of stock to acquire subsidiaries         --                20         699,414           --             --          699,434
Proceeds on warrants exercised                   1,595            --         1,068,259           --             --        1,069,854
Net income                                        --              --              --          988,626           --          988,626
Translation adjustment                            --              --              --             --       (1,106,252)    (1,106,252)
                                           -----------     -----------     -----------    -----------    -----------    -----------

Balance at September 30, 1997                   37,803          18,711      24,658,766      3,791,691     (3,634,448)    24,872,523


Issuance of stock to FSAC escrow agent             683            --              --             --             --              683
Issuance of stock to acquire subsidiaries        1,429              14       1,480,071           --             --        1,481,514
Warrant swap out at par value                   11,738            --           (11,738)          --             --             --
Proceeds on warrants exercised                     744            --           449,506           --             --          450,250
Proceeds on options exercised                      100            --            43,650           --             --           43,750
Net income                                        --              --              --        1,544,382           --        1,544,382
Translation adjustment                            --              --              --             --       (1,721,456)    (1,721,456)
                                           -----------     -----------     -----------    -----------    -----------    -----------

Balance at December 31, 1997                    52,497          18,725      26,620,255      5,336,073     (5,355,904)    26,671,646


Proceeds on options exercised                      250            --            93,500           --             --           93,750
Net income                                        --              --              --          917,715           --          917,715
Translation adjustment                            --              --              --             --       (2,132,152)    (2,132,152)
                                           -----------     -----------     -----------    -----------    -----------    -----------

                                                52,747          18,725      26,713,755      6,253,788     (7,488,056)    25,550,959
                                           ===========     ===========     ===========    ===========    ===========    ===========

                         FIRST SOUTH AFRICA CORP., LTD.



1.   ORGANISATION AND PRINCIPLE ACTIVITIES OF THE GROUP

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

                         FIRST SOUTH AFRICA CORP., LTD.



2.   ACQUISITIONS

     On July 1, 1997 the Company acquired 100% of the common stock of Fifers Bakery (Pty) Ltd for an aggregate net purchase price of $1,844,890. This acquisition was accounted for using the purchase method of accounting. The assets and liabilities were recorded at fair market value as determined by management.

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

     On March 1, 1998 the Company acquired 100% of the common stock of Tradewinds CC for an aggregate net purchase price of $1,014,663. This acquisition was accounted for using the purchase method of accounting. The assets and liabilities were recorded at fair market value as determined by management.

     The purchase consideration has been decreased to give effect to the debt ceded to the holding company in the acquisitions.



                                                                              $
                                                                      ----------
Acquisition costs
     Stock issued in lieu of cash                                      2,180,948
     Cash consideration (net of debt ceded to holding company)        20,879,687
                                                                      ----------
Purchase price to be allocated                                        23,060,635
                                                                      ==========

Summary allocation of purchase price
     Current assets                                                   18,730,117
     Property, plant and equipment                                    11,374,464
     Other assets                                                      4,967,809
     Goodwill                                                          3,445,323
                                                                      ----------
Total assets acquired                                                 38,517,713
                                                                      ==========

     Current liabilities                                               9,918,770
     Long term debt                                                    4,492,481
     Deferred income taxes                                                52,979
     Debt ceded to holding company                                       992,848
                                                                      ----------
TOTAL LIABILITIES ASSUMED                                             15,457,078
                                                                      ----------
                                                                      23,060,635
                                                                      ==========


     The Company is required to make additional payments to the former owners based on a multiple of pre tax earnings. These payments are to be made by the issue of stock and cash over the next five years.

     Additional purchase price payments made during the current year total $3,015,118. This amount was allocated as follows:


Goodwill                                                              $  781,757
Recipes                                                                  853,769
Trademarks                                                             1,379,592
                                                                      ----------
                                                                       3,015,118
                                                                      ==========

                         FIRST SOUTH AFRICA CORP., LTD.



2.   ACQUISITIONS (continued)

     PRO FORMA FINANCIAL INFORMATION

     The unaudited pro forma financial information tabled below has been prepared assuming that all of the acquisitions which occurred subsequent to June 30, 1996 had taken place and that operations had commenced on July 1, 1996, an adjustment has been made to eliminate the minority interest in the net income of consolidated subsidiaries assuming that the disposal of an effective 30% interest in First SA Food Holdings Limited and First SA Lifestyle Holdings Limited had taken place on July 1, 1996.



                                                      July 1 to      July 1, to
                                                      March 31,       March 31,
                                                           1998            1997
                                                              $               $
                                                    -----------     -----------
Revenues                                             93,131,373      84,934,672
                                                    ===========     ===========
Net income before minority interest in
 consolidated subsidiaries                            5,645,530       4,959,504


Minority interest in consolidated subsidiary
 companies                                           (1,788,538)     (1,119,272)
                                                    -----------     -----------

Net income                                            3,856,992       3,840,232
                                                    ===========     ===========

Basic earnings per share                                   0.61            0.61

Weighted average number of shares in issue            6,283,410       6,283,410

                         FIRST SOUTH AFRICA CORP., LTD.



3.   SUMMARY OF ACCOUNTING POLICIES

     The consolidated financial statements should be read in conjunction with the Companies financial statements which have been prepared in accordance with US generally accepted accounting principles and incorporate the following significant accounting policies:

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

     EARNINGS PER SHARE
     The Company has adopted SFAS 128 (Earnings per Share) whereby earnings per share are calculated as follows:

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

                         FIRST SOUTH AFRICA CORP., LTD.



3.   SUMMARY OF ACCOUNTING POLICIES (continued)


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


4.   INVENTORIES

     Inventories consist of the following:


                                                   March 31,           June 30,
                                                        1997               1997
                                                           $                  $
                                                 -----------        -----------
Finished goods                                     9,765,019          4,032,523
Work in progress                                   1,021,820            532,144
Raw materials and ingredients                      2,356,625          2,365,213
Supplies                                           1,018,016            716,081
                                                 -----------        -----------

Inventories (Gross)                               14,161,480          7,645,961
Less: Valuation allowances                          (209,067)          (426,001)
                                                 -----------        -----------

Inventories (Net)                                 13,952,413          7,219,960
                                                 ===========        ===========



5.   COMMITMENTS

The Company is required to make additional payments to the former owners based on a multiple of pre tax earnings. These payments are to be made by the issue of stock and cash over the next two to five years.

6.   EARNINGS PER SHARE

      Earnings per share data is calculated as follows:


BASIC EARNINGS PER SHARE FOR THE QUARTER (1998)

Net income available to common stockholders                           917,715
                                                                    ==========

                                            Shares      Fraction    weighted
Dates outstanding                         outstanding  of period  average shares
                                          -----------  ---------  --------------

Balance at January 1, 1998                 7,072,892      1.00      7,072,892
Options converted to shares during
    the quarter                               25,000      0.01            278
                                           ---------                ---------
Weighted average shares                    7,097,892                7,073,170
                                           =========                =========




Basic earnings per share for the quarter (1997)

Net income available to common stockholders                         1,146,098
                                                                    =========

                                            Shares      Fraction    weighted
Dates outstanding                         outstanding  of period  average shares
                                          -----------  ---------  --------------

Balance at January 1, 1997                 4,938,422      1.00      4,938,422
Acquisition of subsidiaries on
    January 1, 1997                          238,663      1.00        238,663
                                           ---------                ---------
Weighted average shares                    5,177,085                5,177,085
                                           =========                =========




Diluted earnings per share for the quarter (1998)

Net income available to common stockholders                           917,715
Add impact of assumed conversions                                     459,019
                                                                   ----------

Adjusted net income available to common stockholders                1,376,734
                                                                   ==========


Weighted average shares                                             7,073,170
Warrants and options not yet exercised                                280,216
9% convertible debentures                                           1,666,667
Increasing rate debentures                                          1,578,947
                                                                   ----------
Adjusted weighted average shares                                   10,599,000
                                                                   ==========

DILUTED EARNINGS PER SHARE FOR THE QUARTER (1997)

Net income available to common stockholders                 1,146,098
Add impact of assumed conversions                                --
                                                            ---------

ADJUSTED NET INCOME AVAILABLE TO COMMON STOCKHOLDERS        1,146,098

Weighted average shares                                     5,177,085
Warrants and options not yet exercised                         94,198
                                                            ---------

ADJUSTED WEIGHTED AVERAGE SHARES                            5,271,283
                                                            ---------



BASIC EARNINGS PER SHARE FOR THE YEAR TO DATE (1998)

Net income available to common stockholders                           3,450,723
                                                                      =========



                                                        Shares      Fraction    weighted
Dates outstanding                                     outstanding  of period  average shares
                                                      -----------  ---------  --------------
July 1, 1997                                           5,359,615       1.00     5,359,615
July 1 - September 30, 1997
   Additional purchase price payments                     57,127      66.70        38,154
   Acquisition of subsidiaries                            27,624      66.70        18,450
   Warrants converted to shares during the quarter       159,425      86.20       137,394
October 1 - December 31, 1997
   Acquisition of subsidiaries on October 1, 1997        211,224      66.70       140,302
   Options converted to shares during the quarter         10,000       0.30         5,292
   Warrants converted to shares during the quarter        74,401      40.20        44,548
   Warrants swapped into shares during the quarter     1,173,476      45.98       539,564
January 1 - March 31, 1998
   Options converted to shares during the quarter         25,000       0.00            91
                                                       ---------                ---------
WEIGHTED AVERAGE SHARES                                7,097,892                6,283,410

BASIC EARNINGS PER SHARE FOR THE YEAR TO DATE (1997)

Net income available to common stockholders                           2,972,589
                                                                      =========

                                                        Shares      Fraction    weighted
Dates outstanding                                     outstanding  of period  average shares
                                                      -----------  ---------  --------------
July 1, 1996                                           4,475,019       1.00     4,475,019
July 1 - September 30, 1996
  Acquisition of subsidiaries on July 1, 1996            205,277       1.00       205,277
October 1 - December 31, 1997
  Acquisition of subsidiary on November 1, 1996          258,066      55.60       143,370
January 1 - March 31, 1998
  Acquisition of subsidiary on January 1, 1997           238,663      33.30        79,554
                                                       =========                =========
WEIGHTED AVERAGE SHARES                                5,177,025                4,903,220
                                                       =========                =========


DILUTED EARNINGS PER SHARE FOR THE YEAR TO DATE (1998)

Net income available to common stockholders                            3,450,723
Add impact of assumed conversions                                      1,120,246
                                                                       ---------
ADJUSTED NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                   4,570,969
                                                                       ---------


Weighted average shares                                                6,283,410
Warrants and options not yet exercised                                   674,860
9% convertible debentures                                              1,666,667
Increasing rate debentures                                               877,193

ADJUSTED WEIGHTED AVERAGE SHARES                                       9,502,130
                                                                       ---------


DILUTED EARNINGS PER SHARE FOR THE YEAR TO DATE (1997)

Net income available to common stockholders                            2,972,589
Add impact of assumed conversions                                           --
                                                                       ---------


ADJUSTED NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                   2,972,589


Weighted average shares                                                4,903,220
Warrants and options not yet exercised                                    82,147
                                                                       ---------


ADJUSTED WEIGHTED AVERAGE SHARES                                       4,985,367
                                                                       ---------

                         FIRST SOUTH AFRICA CORP., LTD

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997

BACKGROUND AND HISTORY

The Company was incorporated in September 1995 with the intention to actively pursue acquisitions fitting a pre defined investment strategy, The broad strategy followed in all investment decisions is as follows:

*    Turnover is to be within the range of $5 - $50 million

*    Net income must yield a sustainable above average return on investment.

* Growth in turnover must be above average growth rates and must be sustainable over the medium term.

* The industry in which the target operates must meet the pre defined industry sectors identified by management as sectors meeting our broad investment strategy.

First South Africa Corp has, through its South African subsidiary, First South African Holdings (Pty) Ltd, acquired seventeen South African subsidiaries which have met the acquisition criteria identified above.

The Company is engaged in the following industry segments:

      1.    PROCESSED FOODS
      2.    LIFESTYLE PRODUCTS
      3.    PACKAGING EQUIPMENT AND MATERIALS
      4.    INDUSTRIAL MANUFACTURING

                          FIRST SOUTH AFRICA CORP., LTD
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997


SOUTH AFRICAN OPERATIONS

As the Company's results are reported in U.S. Dollars, but revenues are primarily generated in South African Rand, the South African inflation rate and the depreciation of the South African Rand against the U.S Dollar are important to the understanding of the Company's results.

In broad terms, If the deterioration of the rand is in excess of the South African inflation rate, then the Company would need to generate South African revenue in excess of the South African inflation rate to maintain Dollar parity.

The average rate for the South African Rand against the U.S. Dollar for the periods presented in this report are as follows:



                              Three Months                  Three Months
                              ended                         ended
                              March 31,                     March 31,
                              1998                          1997
                              ------------                  ------------

Rate of exchange vs $1             4.97                          4.49

Depreciation                       9.3%




                              Nine Months                   Nine Months
                              ended                         ended
                              March 31,                     March 31,
                              1998                          1997
                              ------------                  ------------

Rate of exchange vs $1             4.83                          4.56

Depreciation                       5.9%



The annual rate of inflation for South Africa was approximately 6% as reported by the South African Central Statistical services.


The result reflected below is therefore greater than inflation adjusted South African Rand for both revenue and earnings growth.

                          FIRST SOUTH AFRICA CORP., LTD
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997


COMPARISON TO PRIOR PERIODS


*    THREE MONTHS ENDED MARCH 31, 1998 VERSUS MARCH 31, 1997


     SALES

          Sales have increased by 51% to $28,218,692 from $18,729,799.

          This is better interpreted as a net, after inflation increase in South African Rand, of 54,3%.

          This increase is primarily attributable to acquisitions that the Company had completed since March 31, 1997.

          The results for the three months ended March 31, 1997 do not include the following operations:

          *    Fifers Bakery
          *    Galactex
          *    SA Leisure
          *    Republic Umbrella
          *    Pacforce

          The sales from these companies for the three months ended March 31, 1998 total $8,272,635

          The contribution by the individual business segments towards total sales for the three months ended March 31, is as follows:



                                        1998                1997
                                           %                   %
                                      ------              ------
Processed Foods                         51.9                67.2

Lifestyle Products                      20.8                 --

Packaging equipment and materials       11.8                 9.8

Industrial Manufacturing                15.5                23.0
                                      ------              ------
                                       100.0               100.0
                                      ======              ======

          The Dollar value of sales in each business segment have increased over the prior period. The overall increase can be explained by:

          * Additional acquisitions in the Packaging equipment and materials and Processed foods business segments, and by the addition of the Lifestyle products business segment

          * Increase in demand for the Company's products as the middle class base of consumers continues to grow as South Africa's transition to more broad based economic participation moves forward.

          *    Additional  capital   expenditure  on  increasing   manufacturing
               capacity has been made to exploit the additional demand being experienced.

                          FIRST SOUTH AFRICA CORP., LTD
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997


     COST OF SALES

     Cost of goods sold of $16,536,884, (Representing 58,6% of sales) has increased from $10,491,146 (Representing 56% of sales) for the comparative period in the prior year.


     The cost of goods sold by the individual business segments as a percentage of sales for the three months ended March 31, is as follows:



                                        1998                1997
                                           %                   %
                                      ------              ------

Processed Foods                         56.1                53.7

Lifestyle Products                      57.6                 --

Packaging equipment and materials       64.5                56.0

Industrial Manufacturing                63.8                62.6

     The overall increase in the percentage of cost of goods sold can be explained by the following:

     *    PROCESSED FOODS

     The cost of goods sold in this segment is in line with the expected cost of goods sold percentage reflected in the full pro - forma fiscal 1997 ratio.

     *    PACKAGING EQUIPMENT AND MATERIALS

     The acquisition of a Company that generates lower gross margins than those owned by the Company in the prior period.


     SELLING, GENERAL AND ADMINISTRATIVE COSTS

     Selling, General and Administrative costs of $9,732,843, (Representing 34,5% of sales) has increased from $6,809,021 (Representing 36,4% of sales) for the comparative period in the prior year.

     Included in Selling, General and administrative costs are the following non cash charges:



                                                        1998           1997
                                                      -------        -------
Depreciation                                          618,647        474,582
Amortisation of intangibles and other assets          357,010        208,524
                                                      -------        -------
                                                      975,657        683,106
                                                      =======        =======

Percentage of total sales                               3.46%          3.65%


     Intangibles are principally Goodwill, trademarks, Intellectual property and Restraint of Trade agreements.

                          FIRST SOUTH AFRICA CORP., LTD
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997


     The selling, general and administrative costs of the individual business segments as a percentage of sales for the three months ended March 31, is as follows:

                                             1998                1997
                                                %                   %
                                           ------              ------

Processed Foods                              34.9                36.2

Lifestyle Products                           28.8                --

Packaging equipment and materials            36.7                40.2

Industrial Manufacturing                     33.1                28.2

Corporate (Percentage of total sales)         0.9                 1.6


     The  overall   decrease  in  the   percentage   of  Selling,   general  and
     administrative costs can be explained by the following:

     *    PROCESSED FOODS

          Lower overall Selling, General and Administrative expenses due to cost containment and more efficient operations.

     *    Packaging equipment and materials

          Lower   operating   costs  due  to  more   efficient   operations  and
          restructuring within this sector.

     *    Lifestyle Products

          Low Selling, general and administrative costs in the Lifestyle sector as compared to the other business segments has resulted in an overall decrease in the Company's total Selling, General and Administrative costs as a percentage of sales.


     INTEREST EXPENSE

     Interest   expense  of  $163,901  has  decreased   from  $195,879  for  the
     comparative period in the prior year.

     Interest for the quarter ended March 31, 1998 consists of:

     * Interest income earned on First South Africa Corp's cash balances and surplus funds in the processed foods business.

     * Interest expense incurred in the other operating business segments and interest expense of approximately $375,000 on the 9% and floating rate convertible debentures that were issued during the months of April to October 1997.

                          FIRST SOUTH AFRICA CORP., LTD
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997


     OTHER INCOME

     Other income of $370,949 has increased from $88,920 for the comparative period in the prior year.

     Other income consists primarily of rebates, discounts received, commissions and government incentives earned by the operating subsidiaries.

     The significant increase is due to government incentives earned by the Lifestyle products segment.


     NET INCOME

     Net income from consolidated subsidiaries of $1,467,158 has increased from $1,146,098, an increase of 28%, for the comparative period in the prior year.

     Net income of $917,715 represents $0,13 a share as compared to $1,146,098 representing $0,22 per share in the comparative period in the prior year. Net income for the quarter ended March 31, 1998 included a provision of $549,443 for:

     * A 30% minority interest in the Company's publicly traded subsidiary, First SA Food Holdings limited
     * An 18% minority interest in the Company's subsidiary First SA Lifestyle Holdings Limited.

     The current market value of the Company's 70% stake in First SA Food Holdings Limited is approximately $95 million. The Company intends to spin off minority interests in other subsidiary groups which will result in the provision for minority interests increasing in future periods. This will continue to effect comparative earnings per share data.

     For purposes of the Company's earnings per share calculation the Company had a weighted average 7,073,170 shares outstanding as opposed to 5,177,085 for the comparative period in the prior year.

     The 7,073,170 shares includes an additional 1,247,877 shares issued on the conversion of certain A warrants and B warrants that were outstanding in terms of a warrant swap performed during the current fiscal year. This has had negative impact on the basic earnings per share calculation.


NINE MONTHS ENDED MARCH 31, 1998 VERSUS MARCH 31, 1997


     SALES

     Sales have increased by 93% to $85,770,957 from $44,536,940.

     This is better interpreted as a net, after inflation increase in South African Rand, of 93%.

     This increase is primarily attributable to acquisitions that the Company had completed since March 31, 1997.

     The results for the nine months ended March 31, 1997 do not include the following operations:

     *    Fifers Bakery
     *    Galactex
     *    SA Leisure
     *    Republic Umbrella
     *    Pacforce

                          FIRST SOUTH AFRICA CORP., LTD
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997



     The sales from these companies for the nine months ended March 31, 1998 total $23,349,425.

     The contribution by the individual business segments towards total sales for the nine months ended March 31, is as follows:



                                             1998                1997
                                                %                   %
                                           ------              ------

Processed Foods                              52.7                62.8

Lifestyle Products                           20.1                 --

Packaging equipment and materials            11.1                10.5

Industrial Manufacturing                     16.1                26.7
                                           ------              ------
                                            100.0               100.0
                                           ======              ======


     The Dollar value of sales in each business segment have increased over the prior period. The overall increase can be explained by:

     * Additional acquisitions in the Packaging equipment and materials and Processed foods business segments, and by the addition of the Lifestyle products business segment

     * Increase in demand for the Company's products as the middle class base of consumers continues to grow as South Africa's transition to more broad based economic participation moves forward.

     * Additional capital expenditure on increasing manufacturing capacity has been made to exploit the additional demand being experienced.


     COST OF SALES

     Cost of  goods  sold of  $52,308,927,  (Representing  61,0% of  sales)  has
     increased  from   $24,543,952   (Representing   55,1%  of  sales)  for  the
     comparative period in the prior year.


     The cost of goods sold by the individual business segments as a percentage of sales for the nine months ended March 31, is as follows:



                                             1998                1997
                                                %                   %
                                           ------              ------

Processed Foods                              56.2                51.5

Lifestyle Products                           61.4                 --

Packaging equipment and materials            71.3                57.7

Industrial Manufacturing                     68.8                62.5

                          FIRST SOUTH AFRICA CORP., LTD
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997



          The overall increase in the percentage of cost of goods sold can be explained by the following:

          *    PROCESSED FOODS

          The cost of goods sold in this segment is in line with the expected cost of goods sold percentage reflected in the full pro - forma fiscal 1997 ratio.

          *    PACKAGING EQUIPMENT AND MATERIALS

          The poor performance of one subsidiary and the acquisition of a company that generates lower gross margins than those owned by the Company in the prior period.


     SELLING, GENERAL AND ADMINISTRATIVE COSTS

     Selling, General and Administrative costs of $27,475,571, (Representing 32,0% of sales) has increased from $16,050,703 (Representing 36,0% of sales) for the comparative period in the prior year.

     Included in Selling, General and administrative costs are the following non cash charges:



                                                            1998          1997
                                                         ---------     ---------

Depreciation                                             1,698,884       978,664

Amortisation of intangibles and other assets               933,743       419,660
                                                         ---------     ---------
                                                         2,632,627     1,398,324

Percentage of total sales                                   3.07%         3.14%


     Intangibles are principally Goodwill, trademarks, Intellectual property and Restraint of Trade agreements.

                          FIRST SOUTH AFRICA CORP., LTD
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997



     The selling, general and administrative costs of the individual business segments as a percentage of sales for the nine months ended March 31, is as follows:



                                             1998                1997
                                                %                   %
                                           ------              ------

Processed Foods                              33.6                37.5

Lifestyle Products                           27.6                 --

Packaging equipment and materials            36.7                29.9

Industrial Manufacturing                     29.9                29.0

Corporate (Percentage of total sales)         1.1                 1.6


     The  overall   decrease  in  the   percentage   of  Selling,   general  and
     administrative costs can be explained by the following:

     *    PROCESSED FOODS

     Lower overall Selling, General and Administrative expenses due to cost containment and more efficient operations.

     *    LIFESTYLE PRODUCTS

     Low Selling, general and administrative costs in the Lifestyle sector as compared to the other business segments has resulted in an overall decrease in the Company's total Selling, General and Administrative costs as a percentage of sales.


     INTEREST RECEIVED/EXPENSE

     Interest received of $93,680 has increased from an interest expense of $770,087 for the comparative period in the prior year.

     Interest for the nine months ended March 31, 1998 consists of:

     * Interest income earned on First South Africa Corp's cash balances and surplus funds in the processed foods business.

     * Interest expense incurred in the other operating business segments and interest expense of approximately $1,050,000 on the 9% and floating rate convertible debentures that were issued during the months of April to October 1997.

                          FIRST SOUTH AFRICA CORP., LTD
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997




     OTHER INCOME

     Other income of $1,050,860 has increased from $599,521 for the comparative period in the prior year.

     Other income consists primarily of rebates, discounts received, commissions and government incentives earned by the operating subsidiaries.

     The significant increase is due to government incentives earned by the Lifestyle products segment.


     NET INCOME

     Net income from consolidated subsidiaries of $5,159,401 has increased from $2,972,589, an increase of 73,6%, for the comparative period in the prior year.

     Net income of $3,450,723 represents $0,55 per share as compared to $2,972,589 representing $0,61 per share in the comparative period in the prior year. Net income for the nine months ended March 31, 1998 included a provision of $1,708,678 for:

     * A 30% minority interest in the Company's publicly traded subsidiary, First SA Food Holdings limited
     * An 18% minority interest in the Company's subsidiary First SA Lifestyle Holdings Limited.

     The current market value of the Company's 70% stake in First SA Food Holdings Limited is approximately $95 million. The Company intends to spin off minority interests in other subsidiary groups which will result in the provision for minority interests increasing in future periods. This will continue to effect comparative earnings per share data.

     For purposes of the Company's earnings per share calculation the Company had a weighted average number of shares outstanding of 6,283,410 shares outstanding as opposed to 4,903,220 for the comparative period in the prior year.

     The 6,283,410 shares includes an additional weighted average 584,112 shares issued on the conversion of certain A warrants and B warrants that were outstanding in terms of a warrant swap performed during the current fiscal year. This has had a negative impact on the basic earnings per share calculation.

Liquidity and Capital Resources
-------------------------------

In January 1996, the Company raised approximately $9 million in net proceeds from its initial public offering. In the months of April to August 1997, the Company raised approximately $9.2 million in net proceeds from the issuance of $10,000,000 of 9% convertible debentures. Such debentures mature on June 15, 2004 and are convertible any time prior to maturity at $6.00 a share. In June 1997, the Company's subsidiary First SA Food Holdings raised approximately $16.5 million in cash through the placement of its shares in South Africa. Of this amount, approximately $5.5 million was retained by First South African Holdings, while the remainder was retained by First SA Food Holdings. In October 1997, the Company raised approximately $15.2 million from the issuance of $15,000,000 of increasing rate debentures. Such debentures mature on October 30, 2001 and are convertible any time prior to maturity at $9.50 a share. Proceeds from these offerings have been and will continue to be primarily utilized to fund the Company's acquisitions as well as to provide a certain amount of working capital to its South African subsidiaries.

The consolidated balance sheet as at March 31, 1998, shows cash on hand of $20.99 million with working capital of $30.86 million. As of March 31, 1998 the Company had a total debt of $39,256,416 of which amount $25 million related to the Company's 9% subordinated convertible debentures and its increasing rate convertible debentures , with the remainder being bank debt. Of the bank debt, $6,603,280 was classified as current. The Company currently has approximately $3 million available in bank credit lines, which lines are unsecured and renewable on an annual basis.

                          FIRST SOUTH AFRICA CORP., LTD
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997


Cash flows provided by operating activities for the nine months ended March 31, 1998 and March 31, 1997, totaled $8,247,935 and $6,180,417 respectively. Cash flows used in investing activities for the nine months ended March 31, 1998 and March 31, 1997 totaled $26,567,450 and $10,172,593 respectively. For the nine months ended March 31, 1998 $23,489,585 was utilized for the acquisition of subsidiaries and $3,015,118 for additional purchase price payments. In the comparable period in 1997, $7,935,813 was used for the acquisition of subsidiaries. Net cash provided by financing activities was $20,965,974, during the nine months ended March 31, 1998 while $1,488,837 was provided in the corresponding period in the prior year. This increase is primarily attributable to the proceeds of warrants exercised and long term debt borrowings incurred during the period.

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

As of March 31, 1998, the Company had cash of approximately $21 million. Under its various acquisition agreements, the Company anticipates having to spend approximately $3.95 million in cash for its contingent payments over the next 12 months as well as approximately $2 million in stock. The Company anticipates that its cash and operating cash flows will be sufficient to fully fund these payments as well as fund the capital expenditures for its various operations. Excess cash will also be utilized to fund additional acquisitions.

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

"Safe Harbor" Statement under the private Securities Litigation Reform Act of 1995: The statements above which are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, demand for the Company's products and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity, and supply constraints or difficulties, the results of financing efforts, and other risks detailed in the Company's Securities and Exchange Commission filings.
Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to the factors set forth above.


PART II.       OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits - 27.1 Financial Data Schedule.

          (b)  Reports on Form 8-K - None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 1998


FIRST SOUTH AFRICA CORP., LTD.



By: /s/  Clive Kabatznik
   ------------------------
     Clive Kabatznik
     Chief Executive Officer, President
     and Chief Financial Officer