Form 10-K
period 1998-06-30
FIRST SOUTH AFRICA CORP LTD
filed 1998-10-09
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the fiscal year ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from _______________ to ______________________

                         Commission file number 0-27494

                         FIRST SOUTH AFRICA CORP., LTD.
             (Exact name of Registrant as specified in its charter)

                                   Bermuda N/A
      (State or other jurisdiction of (I.R.S. Employer Identification No.)
                         incorporation or organization)

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

                          Common Stock, $.01 par value
                                ("Common Stock")

                           Class A Redeemable Warrants
                              ("Class A Warrants")

                           Class B Redeemable Warrants
                              ("Class B Warrants")

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405).

The   aggregate   market  value  of  the   Registrants   Common  Stock  held  by
non-affiliates of the Registrant as of September 23, 1998, was $5,079,846.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

As of September 23, 1998 there were 5,776,382 shares of the Registrant's Common Stock outstanding and 1,822,500 shares of the Registrant's Class B Common Stock.

Part 1

Item 1.  Description of Business

         The Company was organized to acquire, own and operate seasoned, closely held companies in South Africa with annual sales in the range of approximately $5 to $50 million. The Company has acquired through FSAH, seventeen businesses based in South Africa that are as a group engaged in the following industry segments:

         1.    Value added specialty foods.
         2.    Lifestyle Products
         3.    Packaging equipment and materials.
         4.    Air conditioning  and  refrigeration  machinery  components
         5.    Metal washers used in the fastener industry.

Strategy

         The Company intends to continue to focus its efforts on businesses related to consumer goods that the Company believes are well situated to benefit from South Africa's on-going transformation into an active participant in the global market place as well as the anticipated increase in the number of middle class consumers. The Company's strategy is to focus its current operations in consumer related industry sectors, with particular emphasis on its processed food and lifestyle product segments. It is seeking to divest itself of operations in the infrastructure and other non core sectors and will then seek to expand and improve in the remaining areas of focus through efficient management, organic growth and through the acquisition of mid-size, closely held companies that operate efficiently, profitably and have seasoned management. The Company will seek to acquire businesses that are among the top three or four businesses in their markets, that have the ability to generate above average margins on a consistent basis and whose management teams are held in high regard by competitors, suppliers and customers.

         The Company believes that it can acquire these types of companies at lower multiples of earnings than comparable companies would command in the United States. The Company seeks to benefit from the combination of business factors that South Africa has to offer, which includes a skilled work force, effective and expanding infrastructure and increasing access to foreign markets. The Company may also consider investments in businesses that are located in other countries, or are engaged in other industries, and in South African companies, the securities of which are publicly traded, that meet the Company's price and quality requirements. The Company has and will continue to identify potential acquisition candidates through the industry contacts of management and the managements of its subsidiaries, as well as through other general business sources. To date, the Company has financed its acquisitions through a combination of cash, issuance of shares of stock of FSAH, other subsidiaries or the Company and debt financing. The Company anticipates that it will continue to follow similar financing strategies in its future acquisitions.

         The Company's operations in its current industry segments are a result of a conscious move into the food and lifestyle sectors, where management believes the emerging new South African middle class will readily expend its new discretionary income. The focus on the packaging, and fastener industries is based on the areas in which the Company's predecessor operated and the air conditioning/refrigeration businesses were an attempt to capitalize on the growth in infrastructure investment in South Africa.

History

         The Company was founded in September 1995 in response to management's belief of a growing global interest in South Africa as an emerging market. The Company believes that the recent relaxation of trade and financial sanctions and the reintegration of South Africa into the world economic community may increase the opportunity for improved growth in the South African economy in general and more particularly in the industry segments in which the Company is engaged. See
Note 19 of the Notes to the Consolidated Financial Statements with respect to certain financial information relating to industry segments of the Company.

         The following chart sets forth the corporate structure of the Company and its subsidiaries:



                      FIRST SOUTH AFRICA CORPORATION, LTD.
                                     Bermuda
                                Listed on NASDAQ
--------------------------------------------------------------------------------
   First South Africa
    Management Corp.                               First South African Holdings
        Delaware                                           South Africa
--------------------------------------------------------------------------------

                                                   First SA Food Holdings
                                                   Listed on Johannesburg
                                                       Stock Exchange
--------------------------------------------------------------------------------

        Lifestyle              Industrial              Specialty Food                 Packaging
                                Products                Manufacturing
------------------------------------------------------------------------------------------------------------------

   Republic Umbrellas        L.S. Pressings            Piemans Pantry*                 Starpak
  Acquired October 1997     Acquired January         Acquired June 1996         Acquired January 1996
     Purchase price:              1996           Purchase price: $9,200,000    Purchase price: $838,545
       $6,512,598            Purchase price:
                               $1,900,905

   Galactex Outdoor          Paper & Metal            Astoria Bakery*                 Alfapak
  Acquired October 1997    Acquired April 1996       Acquired July 1996           Acquired November
     Purchase price:         Purchase price:     Purchase price: $4,400,000              1996
       $3.656,666               $380,000                                       Purchase price: $300,000

       SA Leisure               Europair           Seemanns Meat Products*             Pakmatic
  Acquired October 1997     Acquired January       Acquired November 1996        Acquired April 1997
     Purchase price:              1996           Purchase price: $5,300,000        Purchase price:
       $8,650,968            Purchase price:                                          $1,228,000
                               $1,029,206

       Tradewinds               Europair                 Gull Foods*                   Pacforce
   Acquired March 1998        Refrigeration         Acquired January 1997       Acquired October 1997
     Purchase price:       Acquired April 1996   Purchase price: $9,000,000        Purchase price:
       $1,229,857         Purchase price: less                                         $426,000
                              than $100,000

                               First Strut              Fifers Bakery
                           Acquired July 1996        Acquired July 1997
                             Purchase price:     Purchase price: $2,100,000
                                $600,000
------------------------------------------------------------------------------------------------------------------

Description of the Company's Core Industry Segments

Value Added Specialty Foods

         The Company's value added specialty food manufacturing operations consist of five companies - Piemans Pantry, Gull Foods, Seemanns Meat Supplies, Astoria Bakery and Fifers bakery. Piemans Pantry manufactures, sells and distributes quality meat, vegetarian and fruit pies, both in the baked and frozen, unbaked form. Gull Foods manufactures and sells a wide range of prepared food products. Gull's product line includes over 150 products ranging from hamburger patties, prepared sandwiches, salads, prepared pastas, pizzas, and flavored breads. Seemanns manufactures, sells, and distributes a wide range of processed meat products including products typically found in retail butcheries, as well as high margin processed and smoked meat products. Astoria Bakery manufactures, sells and distributes high margin specialty breads such as special rye breads in the Republic of South Africa from its bakery in Randburg and in addition, Astoria Bakers Lesotho manufactures, sells and distributes staple bread to the Lesotho market, from its bakers in Maseru, the capital of Lesotho. Fifers Bakery manufactures and distributes high quality long life baked confectionary products and filo pastry.

         These companies operate as wholly owned subsidiaries of First SA Food Holdings which is publicly traded on the Johannesburg Stock Exchange. The Company owns approximately 67% of First SA Food Holdings.

         The food companies are characterized by a focus on providing products to the upper end of the market, with a significant emphasis on quality. The companies sell to South Africa's leading supermarkets and retail chains, a number of fast food franchises as well as independent bakeries and convenience stores. In the last two fiscal years Woolworths accounted for approximately 22% of the group's sales.

         The group sources its raw materials from both local and foreign suppliers, has adequate alternative suppliers and to date has had no difficulty obtaining adequate supplies of all its ingredients. The food businesses are slightly stronger in the months of July through October as well as in December. However, these increases are not significant to make this a seasonal business.

         The food group accounted for 53% of sales in fiscal 1998, down from 63% in 1997.

Lifestyle Products

         The Company's lifestyle products group consists of four companies - SA Leisure, Republic Umbrella, Galactex and Tradewinds Parasol. SA Leisure manufactures a wide range of injection molded consumer items. Its product line includes over 100 products ranging from injection molded household products such as containers, waste and laundry baskets, garden chairs and tables, do-it-yourself tool kits, and luggage, as well as a range of office shelving and filing systems. Republic Umbrella specializes in the assembly and distribution of a wide variety of umbrellas and other related outdoor products. Republic Umbrella is the largest distributor of SA Leisure products. Galactex Outdoor is the largest broad range distributor of barbecues and barbecue accessories in South Africa, it is the exclusive Southern Africa distributor of Weber-Stephen barbeque products. The distribution agreement with Weber has been in place since 1984 and has been renewed until December 1999. Tradewinds Parasol is South Africa's leading manufacturer of large outdoor wooden parasols. The company is an export oriented producer and has established an international reputation as a leading manufacturer of high-quality canvas and wooden parasols.

         These companies operate as wholly owned subsidiaries of First SA Lifestyle Holdings, a private company. The Company owns approximately 84% of First SA Lifestyle Holdings.

         The lifestyle companies are characterized by a focus on providing a broad spectrum of outdoors products to the South African retail market, with an increasing emphasis on exports as well. The companies sell to South Africa's leading retail chains. In the last two fiscal years only Dions accounted for approximately 10% of the group's sales.

         The group sources its raw materials and products from both local and foreign suppliers, has adequate alternative suppliers and to date has had no difficulty obtaining adequate supplies of all its requirements. The lifestyle businesses are seasonal, with business increasing significantly from September to January paralleling the South African summer. These lifestyle companies accounted for 20 % of sales in fiscal 1998.

Packaging Equipment and Materials

         The Company's packaging group consists of three wholly owned subsidiaries - Starpak, Pakmatic and Pacforce. Starpak manufactures high quality plastic packaging machinery and does business under the name of Levy and Smith. Machinery manufactured by Starpak is generally used by manufacturers to provide low cost and high quality packaging for a broad spectrum of consumer goods. Pakmatic is the exclusive South African agent for a broad range of leading international machinery manufacturers with an emphasis on packaging machines to the confectionary and tobacco industries. Pacforce manufactures, sells and distributes flexible plastic packaging materials. Its products include clear and printed polyethylene shrink film as well as printed plastic bags. And are sold to a broad range of end users in the bottling, pharmaceutical, milling, confectionary, agriculture, building, chemical and industrial markets.

         The packaging group companies were assembled as the basis for a group providing a "one stop" solution to a broad range of packaging need from the machinery and consumable material sides. The companies sell to a broad range of customers and over the past two fiscal years no customer has accounted for more than 10% of the group's sales.

         The group sources its raw materials and products from both local and foreign suppliers, has adequate alternative suppliers and to date has had no difficulty obtaining adequate supplies of all its requirements. The packaging businesses experience a seasonal decline from December to February coinciding with the Christmas season.

         The packaging group accounted for 12 % of sales in fiscal 1998, and 12% in 1997. At present the Company does not view this group as a core holding and is seeking ways to restructure its holdings in this area.

Industrial Products

         The companies falling under the broad industrial category are Europair and LS Pressings. Europair manufactures and supplies products, parts and accessories to the refrigeration, heating, ventilation and air conditioning industry ("HVAC") in South Africa. Its products include grilles, flexible ducting, flanging, insulation, humidifiers, fire dampers and other accessory products for the air conditioning industry. L.S. Pressings manufactures washers for supply to distributors of nuts and bolts who in turn distribute L. S. Pressing products to end users in various industries and markets.

         These two industrial companies were assembled to take advantage of a perceived increase in infrastructure spending in South Africa after the 1994 elections.

         The companies sell to a broad range of customers and over the past two fiscal years no customer has accounted for more than 10% of the group's sales.

         The group sources its raw materials and products from both local and foreign suppliers, has adequate alternative suppliers and to date has had no difficulty obtaining adequate supplies of all its ingredients. Europair is a seasonal business with operations being stronger in the months from September to January, paralleling the South African summer. L.S. Pressings experiences a seasonal decline from December to February coinciding with the Christmas season.

         These industrial companies accounted for 15% of sales in fiscal 1998, down from 25% in 1997. At present the Company does not view this group as a core holding and is seeking ways to restructure its holdings in this area.

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

Employees

         As of September 29, 1998, in addition to its President who devotes substantially all of his business time to the Company, the Company had only one full-time salaried employee. "See Management - Employment Agreements". As of such date, FSAH had only four full-time salaried employees. The Company intends to add employees as necessary to meet management and other requirements from time to time. On July 1, 1996, FSAH entered into an employment agreement with Cornelius J. Roodt to act as its Managing Director. See "Management- Employment Agreements". As of September 29, 1998, the Company's operating subsidiaries employed approximately 3,800 people.

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

         Astoria leases approximately 20,000 square feet of space in Randburg for which it pays an annual rental amount of approximately $100,000 (pursuant to a lease expiring in 2006). Astoria also leases approximately 6,000 square feet in Lesotho for which it pays an annual rental amount of approximately $7,000 (pursuant to a lease expiring in 2006).

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

         Fifers Bakery leases approximately 18,840 square feet for which it pays an annual rental amount of approximately $223,000 pursuant to a lease expiring in June 2006.

         Republic   Umbrella   leases   approximately   16,000  square  feet  in
Springfield Park, Kwa Zulu Natal for which it pays an annual rental amount of approximately $284,000 pursuant to a lease expiring in November 2003.

         Tradewinds Parasol leases approximately 10,000 square feet at 43 Induland crescent, Landsdowne, Cape Town, western cape for which it pays an annual rental amount of approximately $30,000 pursuant to a lease expiring in February 2000.

         Galactex Outdoor leases approximately 10,000 square feet in Route 24, Meadowdale, Gauteng for which it pays an annual rental amount of approximately $117,000 pursuant to a lease expiring in September 2008.

         S.A. (Pty) Ltd. operate out of an administration building in Gardens, Gauteng which it owns and which includes approximately 2,100 square feet and a 30,000 square foot leased facility in Isithebe, KwaZulu Natal for which it pays an annual rental amount of approximately $361,000 pursuant to a lease expiring in October 2000.

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

                                              High Bid                Low Bid
                                              --------                -------
Common Stock
------------

1996
3rd Quarter                                   $  4.75                  $ 2.88
4th Quarter                                   $  6.00                  $ 3.00

1997
1st Quarter                                   $  6.50                  $ 4.50
2nd Quarter                                   $  5.75                  $ 4.00
3rd Quarter                                   $  7.38                  $ 3.50
4th Quarter                                   $  8.75                  $ 4.63

1998
1st Quarter                                   $  8.69                  $ 7.13
2nd Quarter                                   $  8.75                  $ 6.125

3rd Quarter                                     $7.69                   $5.50
4th Quarter                                     $8.00                   $4.00

1999
1st Quarter (through September 23, 1998)        $4.75                   $1.00

Units

1997
1st Quarter                                    $ 9.72                  $ 6.75
2nd Quarter                                    $11.00                  $ 8.25
3rd Quarter                                    $ 9.75                  $ 6.75
4th Quarter                                    $14.13                  $ 6.38

1998
1st Quarter                                    $13.75                  $10.00
2nd Quarter                                    $13.50                  $ 8.63

                                             High Bid                Low Bid
                                             --------                -------

3rd Quarter                                    $12.50                   $8.50
4th Quarter                                    $12.50                   $7.00

1999
1st Quarter (through September 23, 1998)        $8.00                   $1.50



Class A Warrants
----------------

1997
1st Quarter                                     $3.00                   $2.25
2nd Quarter                                     $5.00                   $2.75
3rd Quarter                                     $2.38                   $1.25
4th Quarter                                     $3.88                   $1.06

1998
1st Quarter                                     $3.875                  $2.00
2nd Quarter                                     $3.75                   $1.9375
3rd Quarter                                     $3.40                   $1.75
4th Quarter                                     $3.69                   $1.03

1999

1st Quarter (through September 27, 1998)        $1.38                    $.50

Class B Warrants
----------------

1997
1st Quarter                                     $1.25                   $ .25
2nd Quarter                                     $1.50                   $ .63
3rd Quarter                                     $1.50                   $ .59
4th Quarter                                     $1.94                   $ .39

1998
1st Quarter                                     $1.875                  $1.00
2nd Quarter                                     $1.75                   $1.25
3rd Quarter                                     $1.63                   $1.25
4th Quarter                                     $1.75                   $1.00

1999
1st Quarter (through September 23, 1998)        $1.13                    $.50

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

         As of September 23, 1998, there were approximately 1,750 shareholders, both of record and beneficial, of the Company's Common Stock.

         In January 1997, the Company entered into a stock option agreement with Barretto Pacific Corporation ("BPC") pursuant to which the Company granted BPC an option to purchase 25,000 shares of Common Stock at an exercise private of $3.75 per share. Such option shall expire 180 days after the effectiveness of the Registration Statement on Form S-1 with respect to the registration of the Company's Debentures (as defined in the following paragraph) and certain other securities of the Company as filed on August 13, 1997. Such option was granted in consideration of certain services rendered by BPC for the Company. The Company believes that such transaction is exempt from the registration provisions of the Act in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Act").

         In April 1997 through August 1997 the Registrant completed a private placement of 10,000 senior Subordinated Convertible Debentures due June 15, 2004. The Registrant believes that such private placement is exempt from the registration provisions of the Act in reliance upon Regulation D and Regulation S promulgated under the Act. Value Investing Partners, Inc. earned a commission equal to $700,000, a non-accountable expense allowance equal to $100,000 and will receive 10 year warrants to purchase 135,000 shares of Common Stock at an exercise price of $6.00 per share with respect to such private placement. (See
Item 12 "Certain Relationships and Related Transactions-FSAC Escrow Agreements," for a description of the issuance of additional shares of Common Stock in May 1997. The Company believes that such transaction is exempt from the registration provisions of the Act in reliance on Section 4(2) of the Act.)

         On October 31, 1997, the Company consummated the private placement and sale of 15,000 Increasing Rate Debentures of the Company due October 31, 2001, at a purchase price of $1,000 per Increasing Rate Debenture, to two offshore investors including BT Global Credit Limited as the lead investor (the "Offering") pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), under Regulation S promulgated thereunder. The Increasing Rate Debentures are subject to the terms of an Indenture dated October 29, 1997 by and between the Company and the American Stock Transfer & Trust Company, as Trustee (the "Increasing Rate Indenture"). Interest payable on the Increasing Rate Debentures is 4% per annum for the year ending October 31, 1998, 4.5% per annum for the two years ending October 31, 2000, and 5% per annum for the year ending October 31, 2001, payable on a quarterly basis. In the event the Increasing Rate Debentures shall not have been redeemed or converted pursuant to the terms thereof and the Increasing Rate Indenture prior to the due date, the Company shall pay each registered holder of the Increasing Rate Debentures an additional amount equal to 22.25% of the principal amount of Increasing Rate Debentures held by each such registered holder. The Increasing Rate Debentures are convertible at any time (subject to prior redemption) into shares of Common Stock at the initial conversion price of $9.50 per share of Common Stock, subject to adjustment in certain events. The Increasing Rate Debentures are redeemable after one year if the Company's Common Stock trades at more than $14.25 per share, subject to adjustment in certain events, during an agreed upon period of time (30 consecutive market days ending on the market day prior to the date on which the notice of redemption is first given). The redemption value of the Increasing Rate Debenture is 122.25% of the principal amount. The Company has paid Bankers Trust Company ("BTC") a fee equal to 4.5% of the total offering amount and has agreed to reimburse BTC for its reasonable legal expenses with respect to such transaction up to an amount of $50,000.

Item 6.   Selected Financial Data

SELECTED CONDENSED COMBINED FINANCIAL DATA

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


Statement of Operations Data      Predecessor Company(1)                               The Company
-----------------------------------------------------------------------------------------------------------------------------
                                                                 March 1 to
                                   Years ended February 28,       June 30,               Years ended June 30,
                                   ------------------------      ----------       ------------------------------------
                                    1994           1995            1995           1996            1997            1998
                                      $              $              $              $                $              $
------------------------------------------------------------------------------------------------------------------------------

Net Sales                            6,851,457     8,826,856       3,297,507     14,911,097       66,575,931    113,408,350

Total operating expenses             6,414,144     8,179,083       2,962,806     19,833,942(3)    61,134,362    107,349,335

Operating income/(loss)                437,313       647,773         334,701     (4,922,845)       5,441,569      6,059,015

Interest paid                          180,960       152,163          18,801        865,733(4)       858,067        464,165

Net income/(loss) before tax and
minority interests                     321,319       536,440         359,045     (5,248,942)       8,379,511      8,990,577

Net Income/(loss) after tax            207,916       313,882         213,829     (5,737,560)       6,683,165(5)   4,406,912(6)


                                                  Predecessor Company(1)                      The Company
Balance Sheet Data                                    February 28,                            June 30,
--------------------------------------------------------------------------------------------------------------------------------
                                                  1994           1995           1996            1997            1998
                                                    $             $              $               $                $
                                                  -----------------------       ------------------------------------------------

Total assets                                      3,976,974      5,161,709     23,604,994       64,197,149      89,183,721
Long term liabilities                             1,112,391      1,123,665      2,361,372       13,341,758      28,945,426
Net working capital                               1,194,931      1,366,602      4,624,417       25,357,584      25,270,946
Stockholders equity(7)                            1,580,826      1,828,656     12,792,376       25,748,210      35,573,635

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

(5) Includes a net gain of $3,327,478 on the sale of investment in First SA Food Holdings, Ltd., L.C. as well as a minority interest of $135,224.

(6) Includes a net gain of $2,608,834 on the sale of investment in First SA Food Holdings, Ltd. as well as a minority interest of $2,016,791.

(7) Stockholders equity is disclosed before translation differences which pertain to minorities as well as ordinary stockholders.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

BACKGROUND AND HISTORY

         The Company was incorporated in September 1995 with the intention to actively pursue acquisitions fitting a pre defined investment strategy, The broad strategy followed in all investment decisions is as follows:

o        Turnover is to be within the range of $5 - $50 million

o        Net income must yield a sustainable above average return on investment.

o Growth in turnover must be above average growth rates and must be sustainable over the medium term.

o The industry in which the target operates must meet the pre defined industry sectors identified by management as sectors meeting our broad investment strategy.

         First South Africa Corp. has, through its South African subsidiary, First South African Holdings (Pty) Ltd, acquired seventeen South African subsidiaries which have met the acquisition criteria identified above.

         These acquisitions are listed below and are engaged in the following industry segments:

         Processed Foods

         o         Piemans Pantry
         o         Astoria Bakery
         o         Seemann's Quality Meat Products
         o         Gull Foods
         o         Fifers Bakery
         o         Cocam Foods


         Lifestyle Products

         o         SA Leisure
         o         Galactex
         o         Republic Umbrella
         o         Tradewinds
         o         Parasol


         Packaging Equipment and Materials

         o         Starpak
         o         Pakmatic
         o         Pacforce

         Industrial Manufacturing

         o         L.S. Pressings

                   Involved in the manufacture of metal washers used in the fastener industry

         o         Europair

                   Involved in the manufacture and distribution of air condit-ioning and refrigeration components.

SOUTH AFRICAN OPERATIONS

         As the Company's results are reported in US Dollars, but revenues are primarily generated in South African Rand, the South African inflation rate and the depreciation of the South African Rand against the US Dollar are important to the understanding of the Company's results.

         In broad terms, if the deterioration of the rand is in excess of the South African inflation rate, then the Company would need to generate South African revenue in excess of the South African inflation rate to maintain Dollar parity.

         The average rate for the South African Rand against the US Dollar for the periods presented in this report are as follows:


                                 Year ended       Year ended        Year ended
                               June 30, 1998    June 30, 1997      June 30, 1996
                           -----------------------------------------------------

Rate of exchange vs $1                 4.97             4.53               3.85
Depreciation                           9.7%            17.7%



                                 Year ended       Year ended        Year ended
                               June 30, 1998    June 30, 1997      June 30, 1996
                           -----------------------------------------------------

Annual rate of inflation              7.2%             8.8%               6.9%

         The result reflected below is therefore greater than inflation adjusted South African Rand for both revenue and earnings growth.


COMPARISON TO PRIOR YEAR

o         SALES

         Sales have increased by 70% to $113,408,350 from $66,575,931.

                  This is better interpreted as a net, after inflation increase in South African Rand of 72.5%.

                  This increase is primarily attributable to acquisitions that the company had completed since the prior year.

                  The results for the year ended June 30, 1997 do not include the following operations:

                  o         Fifers Bakery
                  o         Cocam Foods
                  o         Galactex
                  o         SA Leisure

                  o         Republic Umbrella
                  o         Tradewinds Parasol
                  o         Pacforce

                  The sales from these companies for the year ended June 30, 1998 total $30,777,531.

                  The contribution by the individual business segments towards total sales for the year ended June 30, is as follows:


                                             1998                  1997
                                               %                     %
--------------------------------------------------------------------------------
Processed foods                              53.4                  62.9
Lifestyle products                           19.7                   -
Packaging equipment and materials            11.6                  11.8
Industrial manufacturing                     15.3                  25.3
                                            100.0                 100.0
                                            =====                 =====

                  The Dollar value of sales in each business segment have increased over the prior period. The overall increase can be explained by:

                  o Additional acquisitions in the Packaging equipment and materials and Processed foods business segments, the addition of the Lifestyle products business segment.

                  o        Organic   growth   within  all   operating   sectors,
                           increasing turnover by gaining market share from competitors.

                  o Increase in demand for the Company's products as the middle class base of consumers continues to grow as South Africa's transition to more broad based economic participation moves forward.

                  o        Additional   capital    expenditure   on   increasing
                           manufacturing capacity has been made to exploit the additional demand being experienced.

         COST OF SALES

         Cost of goods sold of $68,504,965 (representing 60.4% of sales) has increased from $37,869,755 (representing 56.9% of sales) for the comparative period in the prior year.

         The cost of goods sold by the individual business segments as a percentage of sales for the year ended June 30, is as follows:


                                                1998                1997
                                                  %                   %
--------------------------------------------------------------------------------
Processed foods                                  56.1               53.2
Lifestyle products                               59.1                -
Packaging equipment and materials                71.6               57.4
Industrial manufacturing                         71.0               64.9

         The overall increase in the percentage of cost of goods sold can be explained by the following:

         o        Processed foods

                  The cost of goods sold in this segment is in line with the expected cost of goods sold percentage reflected in the full pro - forma fiscal 1997 ratio.

         o        Packaging equipment and materials

                  The poor performance of one subsidiary and the acquisition of a company that generates lower gross margins than those owned by the Company in the prior period.

         o        Industrial manufacturing

                  Competitive activity in this market sector and the current economic downturn has adversely impacted on the margins achieved.

         SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Selling, General and Administrative costs of $38,844,370 (representing 34.3% of sales) has increased from $23,264,607 (representing 34.9% of sales) for the comparative period in the prior year.

         Included in Selling, General and administrative costs are the following non cash charges:


                                                    1998                  1997
--------------------------------------------------------------------------------

Depreciation                                    2,485,838             1,481,824
Amortization of intangibles and other assets    1,152,831               529,530
Foreign currency loss                             415,221                     -
                                                4,053,890             2,011,354
                                                =========             =========
Percentage of total sales                          3.57%                 3.02%

         Intangibles are principally Goodwill, Trademarks, Intellectual property and Restraint of Trade agreements.

         The foreign currency loss arose primarily in the last month of the last quarter due to the sudden deterioration of the South African Rand against the United States Dollar, in line with the depreciation of other emerging market currencies against the United States Dollar. First South African Holdings (Pty) Ltd, the South African operating entity of First South Africa Corp., Ltd. remits management fees and interest on foreign currency loans to First South Africa Corp., Ltd on a regular basis, these fees and interest charges are denominated in United States Dollars, which gives rise to the loss on foreign currencies, whenever the South African Rand deteriorates against the United States Dollar.

         The selling, general and administrative costs of the individual business segments as a percentage of sales for the nine months ended March 31, is as follows:


                                                1998                1997
                                                 %                   %
--------------------------------------------------------------------------------
Processed foods                                 33.6                35.2
Lifestyle products                              27.6                 -
Packaging equipment and materials               36.7                34.7
Industrial manufacturing                        29.9                28.5
Corporate (Percentage of total sales)            1.1                 1.1

         The overall decrease in the percentage of Selling, general and administrative costs can be explained by the following:

         o        Processed foods

                  Lower overall Selling, General and Administrative expenses due to cost containment and more efficient operations.

         o        Lifestyle products

                  Low Selling, general and administrative costs in the Lifestyle sector as compared to the other business segments has resulted in an overall decrease in the Company's total Selling, General and Administrative costs as a percentage of sales.


         INTEREST RECEIVED/EXPENSE

         Interest expense of $464,165 has decreased from $858,067 for the comparative period in the prior year.

         Interest for year ended June 30, 1998 consists of:

         o Interest income earned on First South Africa Corp's cash balances and surplus funds in the processed foods business.

         o Interest expense incurred in the other operating business segments and interest expense of approximately $1,340,000 on the 9% and floating rate convertible debenture issuances that were completed in May and October 1997.


         GAIN ON DISPOSAL OF SUBSIDIARY STOCK

         Gain on disposal of subsidiary stock has decreased to $2,608,834 from $3,327,478. During the current period 3.2% of the Company's effective investment in First SA Food Holdings shares were sold to minorities realising a profit of $2,608,834. In the prior year the profit was realised on the disposal of an effective 30% interest in First SA Food Holdings Limited.


         AMORTIZATION OF INTANGIBLES

         Amortization of intangibles has increased from $529, 530 to $1,152,831 due primarily to additional intangible values arising on the acquisition of the Lifestyle Group and the additional purchase price payments made to vendors of First SA Food Holdings Limited. These intangibles are amortized over a period of twenty five years.


         DEPRECIATION

         Depreciation has increased from $1,481,824 to $2,485,838 due primarily to the acquisition of the Lifestyle group, which has a substantial asset base.


         FOREIGN CURRENCY LOSS

         The foreign currency loss in the current year has been disclosed separately to disclose the effect of the depreciation of the South African Rand against the United States Dollar, a global trend of all emerging market currencies. The major portion of the currency loss was realised in June 1998 when the South African currency depreciated by 14.5% against the United States Dollar. In the prior years a net currency gain was realised.

         First South African Holdings (Pty) Ltd, the South African operating entity of First South Africa Corp., Ltd. remits management fees and interest on foreign currency loans to First South Africa Corp., Ltd on a regular basis. These fees and interest charges are denominated in United States Dollars, which gives rise to the loss on foreign currencies, whenever the South African Rand deteriorates against the Uinted States Dollar.

         OTHER INCOME

         Other  income  of  $786,893  has   increased   from  $468,531  for  the
         comparative period in the prior year.

         Other income consists primarily of rebates, commissions and government incentives earned by the operating subsidiaries.

         The significant increase is due to government incentives earned by the Lifestyle products segment.


         NET INCOME

         Net income from consolidated subsidiaries of $6,408,046 has decreased from $6,807,462, a decrease of 5,9% over the comparative period in the prior year.

         The decrease can be attributable to a general depreciation of the South African Rand against the United States Dollar during the current year, An increase in the effective corporate tax rate from 18,8% to 28,7% due to taxable losses arising in marginal industries, which could not be utilised by profitable operations in terms of South African taxation laws.

         Net income of $4,406,912 represents $0.69 per share as compared to $6,683,165 representing $1.30 per share in the comparative period in the prior year.

         Net income for the year ended June 30, 1998 included a provision of $2,016,791 for:

         o A 32.08% minority interest in the Company's publicly traded subsidiary, First SA Food Holdings limited
         o A 15.7% minority interest in the Company's subsidiary First SA Lifestyle Holdings Limited.

         The current market value of the Company's 68% stake in First SA Food Holdings Limited is approximately $60 million at June 30, 1998. The Company intends to spin off minority interests in other subsidiary groups which will result in the provision for minority interests increasing in future periods.
         This will continue to effect comparative earnings per share data.

         For purposes of the company's earnings per share calculation the Company had a weighted average number of shares outstanding of 6,424,981 shares outstanding as opposed to 5,139,856 for the comparative period in the prior year.

         The 6,424,981 shares includes an additional weighted average 697,608 shares issued on the conversion of certain A warrants and B warrants that were outstanding in terms of a warrant swap out exercise performed during the current fiscal year. This has had an negative impact on the basic earnings per share calculation.

PRO FORMA TWELVE MONTHS JUNE 30, 1997 COMPARED TO TWELVE MONTHS ENDED JUNE 30, 1996

         Due to the lack of comparative financial periods, and in order to provide a meaningful reference point in the Management's Discussion and Analysis, the Company presented twelve month proforma results for the years ended June 30, 1996 and 1997. The following analysis is based on this proforma presentation.

SALES

         Sales have increased by 10.1% to $78,596,647 from $71,374,856.

         This is better interpreted as a net, after inflation increase in South African Rand of 19%.

         This increase is primarily attributable to increasing demand for the Company's products.


         The contribution by the individual business segments towards total sales for the year ended June 30, is as follows:


                                            1997                   1996
                                    --------------------      -----------------

Processed foods                            65.7%                  67.7%
Lifestyle products                             -                      -
Packaging equipment and materials           12.9                   12.8
Industrial manufacturing                    21.4                   19.5
                                    --------------------      -----------------
                                           100.0                  100.0

         The Dollar value of sales in each business segment increased over the prior period. The overall increase can be explained by:

         Organic growth within all operating sectors, increasing turnover by gaining market share from competitors.

         Increase in demand for the Company's products as the middle class base of consumers continues to grow as South Africa's transition to more broad based economic participation moves forward.

         Additional capital expenditure on increasing manufacturing capacity has been made to exploit the additional demand being experienced.

COST OF SALES

         Pro forma cost of goods sold of $46,006,407, (representing 58.5% of sales) has increased from $42,259,573 (representing 59.2% of sales) for the comparative period in the prior year.

         The cost of goods sold by the individual business segments as a percentage of sales for the year ended June 30, is as follows:


                                           1997                 1996
                                        ------------       ------------

Processed foods                             56%                58%
Lifestyle products                            -                  -
Packaging equipment and materials            59                 56
Industrial manufacturing                     64                 60
                                        ------------       ------------
                                            100.0              100.0

         The overall increase in the percentage of cost of goods sold can be explained by the following:

PROCESSED FOODS

         Increased productivity in the segment due to increase automation.

PACKAGING EQUIPMENT AND MATERIALS

         New product mix


INDUSTRIAL MANUFACTURING

         Entry into lower margin product sectors such as refrigeration products.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Pro forma Selling, General and Administrative costs of $26,575,103, (representing 33.8% of sales) has increased from $23,636,005 (representing 33.1% of sales) for the comparative period in the prior year.

         The selling, general and administrative costs of the individual business segments as a percentage of sales for the twelve months ended June 30, is as follows:



                                         1997                        1996
                                      -----------                 -----------

Processed foods                            34.5%                       34.4%
Lifestyle products                           -                           -
Packaging equipment and materials          29.2                        31.6
Industrial manufacturing                    27                         28.4
Corporate (Percentage of total sales)       1.1                          -


INTEREST EXPENSE

         Pro forma Interest expense of $823,912 had decreased from $1,524,827 for the comparative period in the prior year.

         Most of this decrease can be attributed to a non cash charge of $396,000 that the Company took in connection with its November, 1995 placement of Bridge Notes. In addition some of the Company's operating subsidiaries generated interest on net cash balances which reduced the Company's consolidated net interest.

PRO FORMA OTHER INCOME

         Pro forma other income increased to $904,884 from $872,766 for the twelve months ended June 30, 1997 and 1996 respectively. The increase is primarily due to a net gain of $3,327,478 on the disposal of an effective 30% interest in First SA Food Holdings Limited in June, 1997.

FINANCING

o        Stockholders' funding

         The Company has funded itself primarily through stockholders loans and capital contributions.

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


o        Debentures

         In May 1997, the Company raised approximately $9.2 million in net proceeds from the issuance of 10,000 9% convertible debentures. Such debentures mature on June 15, 2004 and are convertible any time prior to maturity at a price of $6.00 per share.

         In October 1997 the Company raised an additional $14.3 million in net proceeds from the issuance of 15,000 Increasing rate convertible debentures. Such debentures mature on October 31, 2001 and are convertible at any time subsequent to October 31, 1998 at a price of $9.50 per share.


o        Internally Generated funding

         As of June 30, 1998, the Company had net cash of $15,161,026 with working capital of $25,270,946. As of June 30, 1998, the Company had a total of $31,201,701 in debt, of which amount $24,153 million related to the Company's 9% and increasing rate subordinated convertible debentures with the remainder being bank debt. Of the bank debt, $2,256,275 was classified as current.

         Cash flows provided by operating activities for the period ended June 30,1998 totalled $7,929,294. Cash flows used in investing activities for the period ended June 30, 1998 totaled $24,965,398 of which the Company realized $4,358,027 on the disposal of its investment in First SA Food Holdings Ltd. The Company expended $19,568,406 on the acquisition of subsidiaries, $5,410,629 on additional purchase price payments and purchased $4,320,996 in net additions to property, plant and equipment of its subsidiaries. Net cash provided by financing activities generated $19,040,391.

o        Future commitments

         Under the various acquisition agreements, the Company anticipates having to spend approximately $1.33 million in cash for its contingent payments over the next 12 months as well as approximately $1.02 million in stock. The Company anticipates that this cash and operating cash flows will be sufficient to fully fund these payments as well as fund the capital expenditures for its various operations. Excess cash will also be utilized to fund additional acquisitions. The Company anticipates that any longer term contingent acquisition payments will be funded out of operating cash flows of the acquired entities.

         The Company's operating subsidiaries generally collect their receivables within 65 - 90 days and reserve approximately 5% for doubtful accounts. Historically, the companies' operating and capital needs have been met by internal cash flow and outside bank borrowing. It is management's belief that capital expenditures for the foreseeable future can continue to be met by internal cash flow and bank borrowing. The Company's operating subsidiaries engage in certain hedging transactions with respect to certain overseas purchases in order to lock in a specified exchange rate.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has used derivative financial instruments primarily to reduce exposure to adverse fluctuations in foreign exchange rates with respect to certain overseas purchases in order to lock in a specified exchange rate. The Company does not enter into derivative financial instruments for trading purposes. As a matter of policy all derivative positions are used to reduce risk by hedging underlying economic exposure. The derivatives the Company has used in the past were straightforward instruments with liquid markets.

                          FIRST SOUTH AFRICA CORP., LTD

                          INDEX TO FINANCIAL STATEMENTS




First South Africa Corp., Ltd.

        Report of the independent auditors

        Consolidated Balance Sheets at June 30, 1998 and 1997

        Consolidated Statements of Income for the years ended June 30, 1998, 1997 and 1996

        Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996

        Consolidated Statement of Changes in Stockholders' Investment for the period June 30, 1995 to June 30, 1998

        Notes to the Consolidated Financial Statements for the years ended June 30, 1998, 1997 and 1996

                         FIRST SOUTH AFRICA CORP., LTD.

                       REPORT OF THE INDEPENDENT AUDITORS




To the Board of Directors
of First South Africa Corp., Ltd.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of income, of cash flow and of changes in stockholders' investment present fairly, in all material respects, the financial position of First South Africa Corp., Ltd. and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for the years ended June 30, 1998, 1997 and 1996 in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PriceWaterhouseCoopers Inc.

PricewaterhouseCoopers Inc
Sandton, South Africa
September 25, 1998

                         FIRST SOUTH AFRICA CORP., LTD.

                           CONSOLIDATED BALANCE SHEETS




                                     ASSETS
                                                           June 30,             June 30,
                                                             1998                 1997
                                                                $                    $
                                                           --------             --------

Current assets
     Cash on hand                                         17,948,991           19,889,111
     Trade accounts receivable                            16,871,292           12,000,224
     Less: Allowances for bad debts                         (833,785)            (696,279)
                                                        ------------         ------------
                                                          16,037,507           11,303,945
     Inventories (net)                                    11,742,613            7,219,960
     Prepaid expenses and other current assets             1,711,428              934,263
                                                         -----------           ----------
              Total current assets                        47,440,539           39,347,279
Property, plant and equipment                             31,410,837           16,197,605
Less: Accumulated depreciation                           (11,423,572)          (4,849,396)
                                                        ------------          -----------
                                                          19,987,265           11,348,209
Intangible assets (net)                                   20,045,983           12,620,822
Deferred charges (net)                                     1,448,199              838,439
Other assets                                                 261,735               42,730
                                                        ------------          ------------
                                                          89,183,721           64,197,479
                                                        ============          ============

                         FIRST SOUTH AFRICA CORP., LTD.

                        CONSOLIDATED STATEMENTS OF INCOME



                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
                                                                                    June 30,             June 30,
                                                                                      1998                 1997
                                                                                        $                    $
                                                                                    --------             ---------

Current liabilities
     Bank overdraft payable                                                          2,787,965                    -
     Current portion of long term debt                                               2,256,275            1,673,712
     Trade accounts payable                                                          9,205,092            6,755,823
     Other provisions and accruals                                                   4,506,770            3,184,428
     Dividend payable                                                                  558,185                    -
     Other taxes payable                                                             1,064,432              654,653
     Income tax payable                                                              1,790,874            1,721,079
                                                                                     ---------            ---------
              Total current liabilities                                             22,169,593           13,989,695
Long term debt                                                                      28,945,426           13,341,758
Deferred income taxes                                                                  529,405              358,446
                                                                                  ------------         ------------
                                                                                    51,644,424           27,689,899
                                                                                    ----------           ----------
Stockholders' investment

Capital stock:

     A class common stock, $0.01 par value - authorized 23,000,000 shares,
     issued and outstanding 5,649,224 shares                                            56,492               35,361

     B class common stock, $0.01 par value - authorized 2,000,000 shares,
     issued and outstanding 1,822,500 shares                                            18,762               18,691

     Preferred stock, $0.01 par value, - authorized 5,000,000 shares, issued and
     outstanding nil shares                                                                  -                    -

     Capital in excess of par                                                       28,288,404           22,891,093
Retained earnings                                                                    7,209,977            2,803,065
                                                                                   -----------          -----------
                                                                                    35,573,635           25,748,210
Minority stockholders' investment                                                   19,677,124           13,287,566
                                                                                    ----------           ----------
                                                                                    55,250,759           39,035,776
                                                                                    ----------           ----------
Foreign currency translation adjustments                                           (17,711,462)          (2,528,196)
                                                                                  ------------          -----------
                                                                                    89,183,721           64,197,479
                                                                                  ============          ===========



                                                             Year ended           Year ended           Year ended
                                                               June 30,             June 30,             June 30,
                                                                1998                 1997                 1996
                                                                   $                   $                    $
                                                             ----------           ----------           -----------

Revenues                                                    113,408,350           66,575,931           14,911,097
                                                            -----------           ----------           ----------
Operating expenses
     Cost of sales                                           68,504,965           37,869,755            8,385,511
     Selling, general and administrative costs               34,790,480           21,253,253            4,664,154
     Amortization of intangibles                              1,152,831              529,530               49,873
     Depreciation                                             2,485,838            1,481,824              345,884
     Foreign currency loss                                      415,221                    -               74,520
     Non cash compensation charge                                     -                    -            6,314,000
                                                            -----------           ----------           ----------
                                                            107,349,335           61,134,362           19,833,942
                                                            -----------           ----------           ----------
Operating income/(loss)                                       6,059,015            5,441,569           (4,922,845)
Gain on disposal of subsidiary stock                          2,608,834            3,327,478                    -
Other income                                                    786,893              468,531              539,636
Interest expense                                               (464,165)            (858,067)            (865,733)
                                                            -----------          -----------            ---------
Income/(loss) from consolidated companies before income
taxes and minority interests                                  8,990,577            8,379,511           (5,248,942)
Provision for taxes on income                                (2,582,531)          (1,572,049)            (488,618)
                                                            -----------          -----------            ---------
                                                              6,408,046            6,807,462           (5,737,560)
Minority interest in consolidated subsidiary companies       (2,016,791)            (135,224)                   -
                                                            -----------          -----------          -----------
Net income/(loss) from consolidated companies                 4,391,255            6,672,238           (5,737,560)
Equity in net earnings of affiliated companies                   15,657               10,927                    -
                                                            -----------          -----------          -----------
Net income/(loss)                                             4,406,912            6,683,165           (5,737,560)
                                                              =========            =========          ===========
Basic earnings/(loss) per share                                   $0,69                $1,30               ($3,03)

Fully diluted earnings per share                                  $0,63                 1,22                (3,03)


                         FIRST SOUTH AFRICA CORP., LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                               Year ended           Year ended           Year ended
                                                                                June 30,             June 30,             June 30,
                                                                                  1998                 1997                 1996
                                                                                   $                   $                    $
                                                                               -----------          -----------          ----------

Cash flows from operating activities:

     Net income/(loss)                                                        4,406,912            6,683,165           (5,737,560)
     Adjustments to reconcile net income/(loss) to net cash
     provided by operating activities:
              Non cash compensation charge                                            -                    -            6,314,000
              Depreciation and amortization                                   3,638,669            2,011,354              395,757
              Deferred income taxes                                             255,637              349,543              (90,559)
              Net (gain)/loss on sale of assets                                (200,408)            (198,473)             (22,523)
              Net gain on sale of shares in First SA Food
              Holdings Limited                                               (2,608,834)          (3,327,478)                   -
              Net gain on minority shares issued in First SA
              Food Holdings Limited                                                (557)                   -                    -
              Effect of changes in current assets and current
              liabilities                                                       421,084           (2,922,764)              10,185
              Minority interest in consolidated subsidiary
              companies                                                       2,016,791              135,224                    -
              Assets acquired at a discount                                           -                    -                7,307
                                                                           ------------         ------------           ----------
Net cash provided by operating activities                                     7,929,294            2,730,571              876,607
                                                                           ------------         ------------           -----------
Cash flows from investing activities:

     Proceeds on disposal of investment in First SA Food
     Holdings Limited                                                         4,358,027           16,479,827                    -
     Proceeds on minority shares issued in First SA Food
     Holdings Limited                                                             6,054                    -                    -
     Additions to property, plant and equipment                              (5,346,671)          (3,325,153)            (453,768)
     Proceeds on disposal of property, plant and equipment                    1,226,083            1,182,199                    -
     Additional purchase price payments                                      (5,410,629)          (2,023,835)                   -
     Other assets acquired                                                     (229,856)             (42,676)            (704,117)
     Decrease in loans to related companies                                           -               80,969              145,823
     Acquisitions of subsidiaries (net of cash of $347,052)                 (19,568,406)         (11,431,059)          (4,498,043)
                                                                           ------------         ------------          -----------
Net cash used in investing activities                                       (24,965,398)             920,272           (5,510,105)
                                                                           ------------         ------------          -----------

                                      -30-

                         FIRST SOUTH AFRICA CORP., LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Year ended           Year ended           Year ended
                                                                    June 30,             June 30,             June 30,
                                                                      1998                 1997                 1996
                                                                        $                   $                    $
                                                                   -----------          ----------           -----------

Cash flows from financing activities:

     Net (repayments)/borrowings in bank overdrafts                    881,244           (1,155,094)             135,941
     Borrowings of long term debt                                   12,559,148           10,601,298                    -
     Repayments of long term debt                                            -             (985,630)          (1,525,613)
     Increase in deferred debt issue costs                            (875,910)            (853,683)                   -
     Repayments in loans from related parties                                -                    -             (880,034)
     Borrowings in loans from stockholders                                   -                    -              137,656
     Borrowings in short term debt                                   1,065,271              689,682            1,954,673
     Repayments in short term debt                                           -             (921,810)                   -
     Minority shareholders share of issue expenses                      (7,871)                   -                    -
     Proceeds on stock issues                                        5,418,509            4,384,458            9,197,446
                                                                     ---------            ---------            ---------
Net cash provided in financing activities                           19,040,391           11,759,221            9,020,069
                                                                    ----------           ----------            ---------
Effect of exchange rate changes on cash                             (3,944,407)            (202,988)            (448,787)
                                                                   -----------         ------------         ------------
Cash generated by operations                                        (1,940,120)          15,207,076            3,937,784
Cash on hand at beginning of period                                 19,889,111            4,682,035              744,251
                                                                    ----------          -----------          -----------
Cash on hand at end of period                                       17,948,991           19,889,111            4,682,035
                                                                    ==========           ==========            =========

                         FIRST SOUTH AFRICA CORP., LTD.

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' INVESTMENT


                                 FSA        FSA      Capital    Capital     Capital  Capital in
                                 LTD.       LTD.       in         stock       stock    excess of             Foriegn
                                 A class    B class  excess    LS Pressings Starpak  par Starpak             currency
                                 common     common     of         (Pty)       (Pty)    (Pty)     Retained    translation
                                  stock      stock    par          Ltd.        Ltd.     Ltd.     earnings    adjustments  Total
                                   $          $         $          $            $        $          $            $          $
                                --------    -------   ------   ----------   -------  ----------- --------   ------------- ----------

Balance at June 30, 1995                -        -            -    460,978    1,010   746,790    1,850,153  (1,040,934)  2,017,997
Issuance of stock to acquire pre-
  decessor Starpak and LS Pressings     -      150     1,208,628  (460,978)   1,010) (746,790)           -           -           -
Issuance of stock to acquire
  subsidiary companies                  -       98     1,840,365         -        -         -            -           -   1,840,463
Other stock issues                      -       28       260,024         -        -         -            -           -     260,052
Proceeds on First South Africa
  Corp., Ltd., stock issues        22,000   19,425     9,896,646         -        -         -            -           -   9,938,071
Share issue expenses written off        -        -    (1,000,677)        -        -         -            -           -  (1,000,677)
Escrow stock released                   -        -     6,314,000         -        -         -            -           -   6,314,000
Subsidiary assets acquired
   at a discount                        -        -             -         -        -         -        7,307           -       7,307
Net loss                                -        -             -         -        -         -   (5,737,560)          -  (5,737,560)
Translation adjustment                  -        -             -         -        -         -            -    (847,277)   (847,277)
                                   ------  ---------  ----------   ---------   ------ --------   ----------  ----------- ----------
Balance at June 30, 1996           22,000   19,701    18,518,986         -        -         -   (3,880,100) (1,888,211) 12,792,376
Issuance of stock to FSAH
   escrow agent                    11,915        -             -         -        -         -            -           -      11,915
Conversion of B class common
  stock to class A common stock     1,010  (1,010)                       -        -         -            -           -           -
Issuance of stock to
  acquire subsidiaries                190        -     4,357,228         -        -         -            -           -   4,357,418
Proceeds on warrants exercised        246        -       159,879         -        -         -            -           -     160,125
Stock issue expenses written off        -        -      (145,000)        -        -         -            -           -    (145,000)
Net income for the year                 -        -             -         -        -         -    6,683,165           -   6,683,165
Translation adjustment                  -        -             -         -        -         -            -    (639,985)   (639,985)
                                   ------  --------   ----------   ---------   ------ --------- ----------- ----------- -----------
Balance at June 30, 1997           35,361   18,691    22,891,093         -       -         -    2,803,065   (2,528,196) 23,220,014
                                   ======   ======    ==========   =========   ====== ========= =========== =========== ===========
Issuance of stock to FSAC
   escrow agent                     3,863        -             -         -        -         -            -           -       3,863
Issuance of stock to
   acquire subsidiaries             1,429       19     1,685,282         -        -         -            -           -   1,686,730
Issuance of stock on additional
  purchase price payments               -       52     1,223,274         -        -         -            -           -   1,223,326
Proceeds on warrants exercised      2,339        -     1,517,765         -        -         -            -           -   1,520,104
Proceeds on options exercised         350        -       137,150         -        -         -            -           -     137,500
Warrant swap out at par value      11,738        -      (11,738)         -        -         -           `-           -           -
Debenture conversion                1,412        -       845,578         -        -         -            -           -     846,990
Net income                              -        -             -         -        -         -    4,406,912           -   4,406,912
Translation adjustment                  -        -             -         -        -         -            - (15,183,266)(15,183,266)
                                   ------ --------    ----------   ----------- ------  --------  --------- ----------- -----------
                                   56,492   18,762    28,288,404         -        -         -    7,209,977 (17,711,462) 17,862,173
                                   ====== ========    ==========   ==========  ======  ========  --------- ----------- ------------


                         FIRST SOUTH AFRICA CORP., LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


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

         Packaging interests
         The  business  of   manufacturing,   servicing  and  selling  packaging
         machines, receiving commission income and receiving rental income.

         Industrial interests
         Manufacture of washers for use in the fastener industry and the manufacture and supply of air-conditioning and refrigeration products.

2.       ACQUISITIONS

         First South Africa Corp., Ltd. (the "Company") was founded on September 6, 1995. The purpose of the Company is to acquire and operate South African companies.

         The following subsidiaries/businesses acquired were accounted for using the purchase method of accounting. The assets and liabilities were recorded at fair market value as determined by management:


                                                                                             Purchase
                                                                          Percentage           price
                                                                           acquired        consideration
Subsidiary/business                                 Date acquired             %                 $
-------------------                                 -------------         ----------      -------------

Fifers Bakery (Proprietary) Limited                     July 1, 1997           67           2,294,851
Pacforce (Proprietary) Limited                       October 1, 1997          100             618,507
Galactex Outdoor (Proprietary) Limited               October 1, 1997           84           3,656,646
Republic Umbrella (Proprietary) Limited              October 1, 1997           84           6,512,598
S.A. Leisure (Proprietary) Limited                   October 1, 1997           84           8,650,968
Tradewinds Parasol (Proprietary) Limited               March 1, 1998           84           1,229,857
Cocam Foods (Proprietary) Limited                       June 1, 1998           67             615,133
                                                                                          -------------
                                                                                           23,578,560
                                                                                          =============


                         FIRST SOUTH AFRICA CORP., LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

         The purchase consideration has been decreased to give effect to the debt ceded to the holding company in the acquisitions.


                                                                                                        $
                                                                                                        ----

Acquisition costs
         Stock issued in lieu of cash                                                                1,686,730
         Cash consideration (net of debt ceded to holding company)                                  21,891,830
                                                                                                    ----------
Purchase price to be allocated                                                                      23,578,560
                                                                                                    ==========
 Summary allocation of purchase price
         Current assets                                                                             18,399,605
         Property, plant and equipment                                                              11,979,546
         Other assets                                                                                5,171,794
         Goodwill                                                                                    3,088,954
Total assets acquired                                                                               38,639,899
         Current liabilities                                                                        10,514,165
         Long term debt                                                                              4,494,195
         Deferred income taxes                                                                          52,979
Total liabilities assumed                                                                           15,061,339
                                                                                                    23,578,560
                                                                                                    ==========

         The Company is required to make additional payments to the former owners based on a multiple of pre tax earnings. These payments are to be made by the issue of stock and cash over the next three years.

         Additional  purchase  price payments made during the current year total
         $5,410,628. This amount was allocated as follows:


Goodwill                                                                                              2,169,332
Recipes                                                                                               1,900,935
Trademarks                                                                                            1,340,361
                                                                                                      5,410,628
                                                                                                      =========

         These additional purchase price payments were made as follows:


Cash                                                                                                  4,187,302
Shares issued in lieu of cash                                                                         1,223,326
                                                                                                      ---------
                                                                                                      5,410,628
                                                                                                      =========

3.       SUMMARY OF ACCOUNTING POLICIES

         The consolidated financial statements have been prepared in accordance with US generally accepted accounting principles and incorporate the following significant accounting policies:

                         FIRST SOUTH AFRICA CORP., LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

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

         Intangible assets
         Goodwill, recipes and other intellectual property, and trademarks are being amortized on a straight line basis over a period of twenty to twenty five years. If facts and circumstances were to indicate that the carrying amount of goodwill, recipes and other intellectual property is impaired, the carrying amount would be reduced to an amount representing the discounted future cash flows to be generated by the operation.

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

                         FIRST SOUTH AFRICA CORP., LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

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

         Fair value of financial instruments
         As at June 30 1998, the carrying value of accounts receivable, accounts payable and investments approximate their fair value. The carrying value of long term debt approximates fair value, as the debt, other than convertible debentures, interest rates are keyed to the prime lending rate. The convertible debentures are believed to approximate fair market value.

         Revenues
         Revenues comprise net invoiced sales of washers, manufactured packaging machines, spares and service charges, food products, lifestyle products, air conditioning systems, fans and related accessories, and rental income. Combined revenues exclude sales to group companies.

         Revenues are stated net of allowances granted to customers and trade discounts. Returns of defective product are offset against revenues. Due to the low incidence of warranty returns, where warranties are provided to customers, the warranty costs are charged to cost of sales as and when incurred.

         Gain on disposal of subsidiary stock
         Subsidiary stock disposed of during the period is recognized as a gain in the statement of income and is separately disclosed as a non operating gain.

                         FIRST SOUTH AFRICA CORP., LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

4.       INVENTORIES

         Inventories consist of the following:


                                                June 30,             June 30,
                                                  1998                 1997
                                                    $                    $
                                               ---------            ---------

Finished goods                                 7,156,784            4,032,523
Work in progress                                 649,465              532,144
Raw materials and ingredients                  3,220,748            2,365,213
Supplies                                         959,396              716,081
                                             -----------           ----------
Inventories (Gross)                           11,986,393            7,645,961
Less:   Valuation allowances                    (243,780)            (426,001)
                                             -----------           ----------
Inventories (Net)                             11,742,613            7,219,960
                                              ==========            =========


5.       DEFERRED CHARGES

         Represents the debt issue costs of the 9% convertible debentures and the increasing rate debentures amounting to $1,729,593. This charge is being amortized over the tenure of the debenture issue (See note 10). The charge for the current year is $266,150.


6.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

                                                 June 30,             June 30,
                                                   1998                 1997
                                                     $                    $
                                                 --------             -------

Land and buildings                              2,408,367            2,650,410
Leasehold improvements                            893,245                    -
Plant and equipment                            24,314,263           10,376,002
Vehicles                                        3,382,781            3,153,985
Capital work in progress                          412,181               17,208
                                              -----------           ----------
Total cost                                     31,410,837           16,197,605
Accumulated depreciation                      (11,423,572)          (4,849,396)
                                             ------------           ----------
Net book value                                 19,987,265           11,348,209
                                               ==========           ==========
Depreciation charge                             2,485,838            1,481,824
                                                =========            =========

         Certain assets of the company are encumbered as security for the liabilities of the group (See note 10).

                         FIRST SOUTH AFRICA CORP., LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

7.       INTANGIBLE ASSETS

         Intangible assets consist of the following:


                                                   June 30,             June 30,
                                                     1998                 1997
                                                     $                    $
                                                   --------             -------

Recipes and other intellectual property          10,223,662           11,264,035
Trademarks                                        5,442,802              359,521
Goodwill arising on acquisitions                  5,072,082            1,099,475
Patents                                             102,379                    -
Development costs                                    23,505                    -
Non competition agreements                          252,101              331,575
                                                    -------         ------------
Total cost                                       21,116,531           13,054,606
Accumulated amortization                        (1,070,548)            (433,784)
                                                -----------         ------------
                                                 20,045,983           12,620,822
                                                 ==========           ==========


8.       BANKING FACILITIES

         The group has general short term banking facilities of $840,336 available. These facilities bear interest at the prime lending rate, which is currently 24%, and are repayable on demand. The terms of these facilities are generally less than twelve months, the facilities are secured by a cession over book debts, and have no covenants, renewable annually.


9.       OTHER TAXES PAYABLE


                                                   June 30,             June 30,
                                                     1998                 1997
                                                       $                    $
                                                   --------             --------

Value added taxation                                752,804              630,207
Payroll taxes                                       297,114               15,655
Other taxes                                          14,514                8,791
                                                 ----------             --------
Patents                                           1,064,432              654,653
                                                 ==========             ========

                         FIRST SOUTH AFRICA CORP., LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

10.      SHORT AND LONG TERM DEBT


Long term debt
         9% Convertible debentures             9,153,010           10,000,000
         Increasing rate debentures           15,000,000                    -
         Mortgage loans                        1,009,204            1,025,406
         Equipment notes                       5,341,740            3,990,064
         Accrued purchase consideration          385,434                    -
         Unsecured notes                         312,313                    -
                                               ---------           ----------
                                              31,201,701           15,015,470
Less:    Current portion                      (2,256,275)          (1,673,712)
                                              ----------           ----------
     Total long term debt                     28,945,426           13,341,758
                                              ==========           ==========
Short term debt
Current portion of long term debt              2,256,275            1,673,712
                                               =========            =========

         9% Convertible debentures
         10,000 9% Convertible debentures of $1,000 were issued in June 1997. These debentures are unsecured, senior, and subordinated, bearing interest at 9% per annum, payable quarterly . The debentures are convertible into shares common stock at any time prior to maturity at a price of $6,00 per share (fair market value at debenture issue date). The debentures may be redeemed at the option of the Company from June 15, 1999 through June 14, 2003 at a redemption premium ranging from 109% to 102,5% of face value, depending on the redemption date.

         The debentures have a mandatory sinking fund payments due in two equal instalments totalling 67% of the outstanding fair value on June 15, 2002 and June 15, 2003, with the balance of the issue due at maturity on June 15, 2004.

         The Company has filed an S - 1 Registration Statement for the shares issuable upon conversion.

         The following covenants are in existence:

         o A restriction has been placed on the ability of the Company to pay any dividends and to repurchase stock.

         o A restriction has been placed on transactions with affiliates, whereby all transactions must be no less favorable than those on normal commercial terms.

         o       The Company may not adopt any plan of liquidation (Bankruptcy).

         During the current financial year 847 9% convertible debentures of $1,000 were converted to shares of common stock.

         Subsequent to year end a further 3,470 debentures were redeemed at a discount of approximately 5% to face value.

         Increasing rate convertible debentures
         15,000 Increasing rate convertible debentures of $1,000 were issued on 31 October 1997.

                         FIRST SOUTH AFRICA CORP., LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

         These debentures bear interest at the following rates which is payable quarterly:

         o       4% per annum for the year ending October 31,1998
         o       4.5% per annum for the two years ending  October  31,  2000
         o       5% per  annum for the year ending October 31, 2001

         The debentures are convertible into shares of common stock at any time prior to maturity at a price of $9.50 per share. The debentures may be redeemed at the option of the Company from October 31, 1998 if the Company's common stock trades at more than $14,25 per share for 30 consecutive market days. Should the debentures not be converted into shares of common stock prior to October 31, 2001, the maturity date, the redemption value of the debentures will be 122,5% of the principal amount.

         The following covenants are in existence:

         o A restriction has been placed on the ability of the Company to pay any dividends and to repurchase stock.

         o A restriction has been placed on transactions with affiliates, whereby all transactions must be no less favorable than those on normal commercial terms.

         o       The Company may not adopt any plan of liquidation (Bankruptcy).

         Mortgage loans
         Mortgage loans are collateralized by first and second mortgage bonds over property with a net book value of $2,200,925. These loans are repayable in equal monthly installments and equal annual instalments over periods ranging from five to twenty years and bear interest at rates ranging from 14,5% to 24%. Generally these interest rates are linked to the prime lending rate which is currently at 24%.

         Equipment notes
         Equipment notes are collateralized over movable assets with a net book value of $14,831,437. These loans are generally repayable in equal monthly instalments over a maximum period of five years. These loans bear interest at rates ranging from 7% to 1,75% above the prime lending rate, which is currently 24%.

         The following is a schedule of repayments of long term debt by year of repayment:


        Year ended June 30,                               $
        -------------------                           ---------
        1999                                          2,256,275
        2000                                          1,769,973
        2001                                          1,192,225
        2002                                         18,766,250
        Thereafter                                    7,216,978


11.      OPERATING LEASES

         The group has several operating leases over land and buildings. These leases generally expire within the next five years. These leases generally contain renewal options at the fair market value at the date of renewal.

                         FIRST SOUTH AFRICA CORP., LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

         In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

         The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of June 30, 1998:



         Year ended June 30,                                      $
         --------------------                                 --------

         1999                                                 1,955,287
         2000                                                 2,000,940
         2001                                                 1,880,370
         2002                                                 1,572,823
         Thereafter                                           2,822,546

         The following schedule shows the composition of total rental expense for all operating leases except those with terms of a month or less:


                                Year ended        Year ended          Year ended
                                 June 30,          June 30,            June 30,
                                   1998              1997                1996
                                    $                 $                    $
                                ----------        ----------          ----------

         Minimum rentals        1,615,875           614,450             415,815
                                =========           =======             =======


12.      GAIN ON DISPOSAL OF SUBSIDIARY STOCK

         The company sold an effective 3,2% of its interest in First SA Food Holdings Limited on May 29, 1998.

         The gain on disposal recognized in the Statement of Income is made up as follows:


                                                    Year ended        Year ended
                                                      June 30,          June 30,
                                                       1998              1997
                                                         $                 $
                                                    ----------        ----------

Proceeds received                                      4,358,027     16,479,827
Less: Net carrying value of shares of FSAFood         (1,749,193)   (13,152,349)
                                                       ----------    ----------
Net gain on sale of investment in subsidiary company   2,608,834      3,327,478
                                                       =========     ==========

         Included in the statement of cash flows are proceeds on the disposal of a minority interest in First SA Lifestyle Holdings Limited. These proceeds represent the net carrying value of the investment in First SA Lifestyle Holdings Limited which was disposed of to previous vendors of the underlying Lifestyle companies. Therefore no gain or loss on disposal was realised.

                         FIRST SOUTH AFRICA CORP., LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

13.      OTHER INCOME

         Other income includes profit on disposal of assets, proceeds from insurance claims and commissions received.



                                     Year ended     Year ended     Year ended
                                      June 30,       June 30,       June 30,
                                        1998           1997           1996
                                          $              $               $
                                     ----------     -----------    -----------


Profit on disposal of assets          200,408        198,473              -
Profit on sale of currency hedge       81,000              -              -
Decentralisation benefits             164,992              -              -
Other                                 340,493        270,058        539,696
                                      -------        -------        -------
                                      786,893        468,531        539,696
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

         The provision for income taxes charged to continuing operations was as follows:


                                          Year ended   Year ended   Year ended
                                           June 30,     June 30,     June 30,
                                             1998         1997         1996
                                              $            $             $
                                          ----------   -----------  -----------
Current:
         South African normal taxation    2,312,926    1,161,998      848,006
         Foreign normal taxation                  -       62,345            -
                  Total current taxes     2,312,926    1,224,343      848,006
Deferred:
         South African normal taxation      244,465      347,706    (359,388)
                  Total deferred taxes      244,465      347,706    (359,388)
Secondary tax on companies:
         South African normal taxation       25,140            -            -
                                             25,140            -            -
Provision for taxes on income             2,582,531    1,572,049      488,618
                                          =========    =========      =======

         Deferred tax liability at June 30, is comprised of the following:



                                               June 30,             June 30,
                                                 1998                 1997
                                                   $                    $
                                               --------             ---------

Property, plant and equipment                  907,143              765,624
Prepaid expenditure                             52,390                7,036
                                              --------            ---------
         Gross deferred tax liabilities        959,533              772,660
                                               -------              -------
Accruals                                      (133,185)            (371,148)
Deposits received on equipment sales                 -              (42,813)
Assessable losses                             (296,943)                (253)
                                             ---------            ---------
         Gross deferred tax assets            (430,128)            (414,214)
                                             ---------            ---------
Net deferred tax liability                     529,405              358,446
                                             =========            =========



                         FIRST SOUTH AFRICA CORP., LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

15.      EARNINGS PER SHARE

         Earnings per share data is calculated as follows:


Basic earnings per share for the year ended June 30,
1998

Net income available to common stockholders                                                                         4,406,912
                                                                                                                    =========

                                                                             Shares           Fraction of           Weighted
Dates outstanding                                                         outstanding            period              average
                                                                                                                      shares
-------------------------------------------------------------------------------------------------------------------------------
July 1, 1997                                                               5,359,615                100.00          5,359,615
July 1, 1997 to June 30, 1998
         Additional purchase price payments                                  290,394                 14.77             42,884
         Acquisition of subsidiaries                                         238,848                 45.73            109,220
         Warrants converted to shares during the year                        233,826                 83.20            194,549
         Options converted to shares during the year                          35,000                 38.90             13,616
         Warrants swapped into shares during the year                      1,173,476                 59.45            697,608
         Debentures converted into shares during the year                    141,165                  5.31              7,489
                                                                          ----------
Weighted average shares                                                    7,472,324                                6,424,981
                                                                           =========                                =========




Basic earnings per share for the year ended June 30,
1997

Net income available to common stockholders                                                                         6,683,165
                                                                                                                    =========

                                                                             Shares           Fraction of           Weighted
Dates outstanding                                                        outstanding            period              average
                                                                                                                    shares
------------------------------------------------------------------------------------------------------------------------------------
July 1, 1996                                                               4,475,079                100.00          4,475,079
July 1, 1996 to June 30, 1997
         Acquisition of subsidiaries                                         702,006                 70.75            496,653
         Additional purchase price payments                                  157,895                 25.00             39,474
         Warrants not exercised at year end                                  124,544                100.00            124,544
         Warrants converted to shares during the year                         24,635                 16.67              4,106
                                                                          ----------                              -----------
Weighted average shares                                                    5,484,159                                5,139,856
                                                                           =========                                =========

                         FIRST SOUTH AFRICA CORP., LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

Diluted earnings per share for the year ended June 30,
1998

Net income available to common stockholders                                                                         4,406,912
Add impact of assumed conversions                                                                                   1,646,170
                                                                                                                    ---------
Adjusted net income available to common                                                                             6,053,082
                                                                                                                    =========
stockholders
Weighted average shares                                                                                             6,424,986
Warrants and options not yet exercised                                                                                502,279
9% convertible debentures                                                                                           1,659,178
Increasing rate debentures                                                                                          1,046,865
                                                                                                                   ----------
Adjusted weighted average shares                                                                                    9,633,303
                                                                                                                    =========


Diluted earnings per share for the year ended June 30,
1997

Net income available to common stockholders                                                                         6,683,165
Add impact of assumed conversions                                                                                     124,761
                                                                                                                   ----------
Adjusted net income available to common
stockholders                                                                                                        6,807,926
                                                                                                                    =========
Weighted average shares                                                                                             5,139,856
Warrants and options not yet exercised                                                                                176,518
9% convertible debentures                                                                                             278,539
                                                                                                                    ---------
Adjusted weighted average shares                                                                                    5,594,913
                                                                                                                    =========


16.      CASH FLOWS

         The changes in assets and liabilities consist of the following:


                                                                           Year ended           Year ended          Year ended
                                                                            June 30,             June 30,            June 30,
                                                                              1998                 1997                1996
                                                                                $                    $                    $
                                                                           -----------         ------------         -----------

Decrease/(increase) in trade accounts receivable                          1,251,842           (2,788,051)             (756,684)
(Increase)/decrease in inventories                                         (956,318)          (3,158,181)              146,179
Increase in prepaid expenses and other current assets                      (169,887)            (368,252)             (134,650)
Decrease/(increase) in income taxes prepaid                                  17,037               (9,990)                    -
(Decrease)/increase in trade accounts payable                            (1,550,592)           1,872,035               360,265
Increase/(decrease) in other provisions and accruals                        656,147            1,096,189               (38,785)
Increase in other taxes payable                                             676,319              656,088                     -
Increase/(decrease) in income taxes payable                                 496,536             (222,602)              433,860
                                                                            -------            ---------             ---------

                         FIRST SOUTH AFRICA CORP., LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                                                            Year ended      Year ended          Year ended
                                                             June 30,         June 30,            June 30,
                                                              1998             1997                1996
                                                               $                 $                    $
                                                            ----------      ----------          ----------
                                                            421,084          (2,922,764)             10,185
                                                            =======         ===========             =======
Supplemental disclosure of cash flow information:

Acquisition of subsidiaries is reconciled to the purchase consideration of the subsidiaries/businesses as follow:

Purchase consideration of subsidiaries/businesses        (23,578,560)        (11,722,044)         (4,502,789)
Add:     Debts assumed                                             -            (694,425)                  -
Less:    Minority shareholders interest in companies
         acquired                                          3,663,102                   -                   -
Less:    Cash acquired                                       347,052              985,410              4,746
                                                       -------------         ------------        ------------
                                                         (19,568,406)         (11,431,059)        (4,498,043)
                                                        ============         ============         ===========

Interest paid                                               (464,165)             858,067            865,733
                                                           =========              =======            =======

Taxes paid/(refunded)                                      1,532,677            1,513,166           (239,962)
                                                           =========            =========           =========


17.      EMPLOYMENT BENEFITS

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

         Amounts charged to pension costs and contributed by the Company to the funds were as follows:


                        Year ended      Year ended       Year ended
                         June 30,        June 30,         June 30,
                           1998            1997             1996
                            $               $                 $
                        -----------     -----------      ----------

Pension costs            629,216           497,788           99,028
                         =======           =======           ======

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

                         FIRST SOUTH AFRICA CORP., LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

         Amounts charged to health plan costs and contributed by the Company were as follows:


                            Year ended           Year ended          Year ended
                             June 30,             June 30,            June 30,
                               1998                 1997                1996
                                 $                    $                    $
                            ----------           ----------          ----------

Health plan costs             391,460              336,706             242,186
                              =======              =======             =======


18.      PROFIT SHARE

         Management receive an annual bonus, determined at the discretion of the board of directors. The amounts paid to management were as follows:


                           Year ended           Year ended          Year ended
                            June 30,             June 30,            June 30,
                              1998                 1997                1996
                               $                    $                    $
                           ----------           ----------         ----------

Profit share bonus          341,018              390,284             140,828
                            =======              =======             =======


19.      BUSINESS SEGMENT INFORMATION

         The Company's operations have been classified into four business segments: packaging machinery and consumables, industrial products, processed foods and lifestyle products. The packaging machinery and consumables segment includes the manufacture, import and distribution of packaging machinery and the manufacture of consumables. The industrial products segment includes the manufacture and distribution of fasteners and the import and distribution of air conditioning and refrigeration related products. The processed foods segment includes the manufacture, processing and distribution of food related products for resale to wholesalers and retailers. The lifestyle products segment includes the manufacture, import and distribution of lifestyle enhancing products.

         Summarized financial information by business segment for the years ending June 30, 1998, 1997 and 1996 is presented.



                                                 Year ended           Year ended          Year ended
                                                  June 30,             June 30,            June 30,
                                                    1998                 1997                1996
                                                     $                    $                    $
                                                 -----------          ----------          -----------

Net sales:
         Packaging machinery and consumables      13,129,889            7,838,872           5,102,597
         Industrial products                      17,337,743           16,808,995           8,237,612
         Lifestyle products                       22,366,651                    -                   -
         Processed foods                          60,574,067           41,928,064           1,570,888
                                                  ----------           ----------           ---------
                                                 113,408,350           66,575,931          14,911,097
                                                 -----------           ----------          ----------

                         FIRST SOUTH AFRICA CORP., LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                          Year ended           Year ended          Year ended
                                                           June 30,             June 30,            June 30,
                                                            1998                 1997                1996
                                                              $                    $                    $
                                                          ----------           ----------          -----------
Operating income/(loss):
         Packaging machinery and consumables                162,927              605,948             364,695
         Industrial products                               (593,600)           1,041,281           1,123,135
         Lifestyle products                               1,625,966                    -                   -
         Processed foods                                  6,440,312            4,782,675             137,483
         Corporate                                       (1,576,590)            (988,335)         (6,548,158)
                                                         -----------         -----------         -----------
                                                          6,059,015            5,441,569          (4,922,845)
                                                          ---------            ---------         -----------
Total assets:
         Packaging machinery and consumables              3,922,394            4,979,316           2,660,370
         Industrial products                              4,097,020            6,887,640           6,140,871
         Lifestyle products                               8,578,330                    -                   -
         Processed foods                                 42,053,819           41,037,271           6,085,800
         Corporate                                       30,532,158           11,293,252           8,717,953
                                                         ----------           ----------           ---------
                                                         89,183,721           64,197,479          23,604,994
                                                         ----------           ----------          ----------
Depreciation and amortization:
         Packaging machinery and consumables                424,426              183,676             150,797
         Industrial products                                432,028              358,499             160,811
         Lifestyle products                                 704,227                    -                   -
         Processed foods                                  1,791,141            1,311,369              56,693
         Corporate                                          286,847              157,810              27,456
                                                         ----------           ----------              ------
                                                          3,638,669            2,011,354             395,757
                                                          ---------            ---------             -------
Capital expenditure:
         Packaging machinery and consumables              1,098,953            1,103,386              96,617
         Industrial products                                328,429              551,380             302,554
         Lifestyle products                               1,599,000                    -                   -
         Processed foods                                  2,303,544            1,652,677              45,201
         Corporate                                           16,745               17,710               9,395
                                                        -----------           ----------            --------
                                                          5,346,671            3,325,153             453,768
                                                          ---------            ---------             -------

20.      EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with two key employees. In terms of the agreements the two employees will devote substantially all of their business time to the group and receive salaries of $180,000 and $150,000 per annum. The Company intends to pay the key employees an annual incentive bonus based on pre-tax profits.

                         FIRST SOUTH AFRICA CORP., LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

21.      STOCK OPTION PLAN

         The board of directors have adopted the Company's 1995 Stock Option Plan. The Stock Option Plan provides for the grant of i) options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the code to key employees and ii) options not so intended to qualify ("Nonqualified Stock Options") to key employees (including directors and officers who are employees of the Company, and to directors and consultants who are not employees). The total number of shares of common stock for which options may be granted under the Stock Option Plan is 350 000 shares.

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

         The Stock Option Plan also contains an automatic option grant program for the employee and non-employee directors. Each person who is an employee director of the Company following an annual meeting of shareholders will automatically be granted an option for an additional 5,000 shares of common stock, non-employee directors will receive an option for an additional 10,000 shares of common stock. Each grant will have an exercise price per share equal to the fair market value of the common stock on the grant date and will have a term of five years measured from the grant date, subject to earlier termination if an optionee's service as a board member is terminated for cause.

         The Company has granted options to purchase 965,000 shares of common stock under the Plan, of which 35,000 options have been exercised. The options still outstanding are reflected in the table below.


                                        Options          Per share
                                        granted       exercise price         Expiration date        Exercisable
                                       --------       --------------         ---------------        -------------

Stock options granted during 1996       70,000           $5.00            January 24, 2001         Immediately

                                       150,000           $5.00                                     On the seventh
                                                                                                   anniversary subject
                                                                                                   to earlier vesting.

                                       150,000           $3.00                                     On the seventh
                                                                                                   anniversary subject
                                                                                                   to earlier vesting.

Stock options granted during 1997       20,000           $3.75            January 1, 2002          Immediately

                                       500,000           $4.75                                     Immediately


                         FIRST SOUTH AFRICA CORP., LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                                    Options          Per share
                                    granted       exercise price   Expiration date   Exercisable
                                    -------       --------------   ---------------   -----------

Stock options granted during 1998    40,000         $6.00         January 1, 2003    Immediately
                                    -------
                                    930,000
                                    =======

         Options exercisable at June 30, 1998 totalled 630,000


22.      WARRANTS OUTSTANDING

         In connection with the initial public offering consummated in January 1996 the Company issued 2,300,000 units. Each unit issued consisted of one share of common stock, one redeemable Class A warrant and one redeemable Class B warrant. In addition, an additional 100,000 warrants were issued to the underwriter pursuant to the underwriting agreement. Concurrently with the initial public offering the selling security holder offered 650,000 selling security holder warrants, 650,000 selling security holder Class B warrants issuable upon exercise of the selling security holder warrants and 1,300,000 shares of common stock issuable upon exercise of these selling security holder warrants and selling security holder Class B warrants. These selling security holder warrants are identical to the Class A warrants, except that there are certain restrictions imposed upon the transferability of these warrants.

         In consideration for the 9% debenture offering in the prior year the Company issued warrants over 135,000 shares of common stock at an exercise price of $6.00 per share, the fair market price at date of issuance.

         The Company filed a Schedule 13E-4 in connection with a tender offer first published on October 10, 1997 as amended through December 13, 1997 to permit the Company to redeem all Class A warrants and Class B warrants under the following terms and conditions.

o Two shares of common stock for three Class A and Class B warrants surrendered.
o           One share of common stock in exchange for three Class A warrants.
o           One share of common stock in exchange for six Class B warrants.

         A total of 1,817,891 A Warrants, 3,548,352 B Warrants were converted to 1,173,476 A Class in terms of the Schedule 13E-4 as amended.

         A Warrants over 233,725 shares and B Warrants over 101 shares were exercised during the year.

         Warrants outstanding at June 30, 1998 were as follows:

                        Number of      Exercise
Warrant                 warrants        price       Expiry date        Entitlement
-------                 ----------     --------     -----------        ------------
Class A Redeemable
warrants                 1,073,749     $6.50      January 24, 2001   One share of common stock and
                                                                     one Class B warrant
Class B Redeemable
warrants                 2,101,547     $8.75      January 24, 2001   One share of common stock
Debenture warrants         135,000     $6.00      July 31, 2007      One share of common stock


                         FIRST SOUTH AFRICA CORP., LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

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


23.      FIRST SOUTH AFRICAN HOLDINGS ESCROW AGREEMENT

         The FSAH Escrow Agreement was executed prior to the closing of the offering and provided for the concurrent issuance and delivery of 729, 979 shares of Class B common stock to the FSAH escrow agent. The FSAH escrow agreement is intended to provide security for the holders of FSAH Class B common stock, who are residents in South Africa and are prohibited in terms of South African law from holding shares in a foreign company. The FSAH Escrow Agreement provides that the parties to this agreement that are holders of FSAH Class B common stock will not sell such shares of stock, but may tender the shares to the FSAH escrow agent against payment therefore by the escrow agent, which payment may consist of the proceeds obtained from the sale of an equal number of Class B common stock of the Company, provided that the proceeds of the sale will be delivered to the holder of the Class B common stock in exchange for the shares in FSAH. These shares will be tendered to the Company and they will be immediately converted to FSAH Class A common stock.

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

         In 1997 a further 1,192,480 shares of common stock were issued to the FSAH escrow agent in terms of FSAC Escrow Agreements entered into during the fiscal year in connection with the acquisitions of Piemans Pantry, Astoria Bakery, Seemanns' Quality Meat Products, Gull Foods and First Strut.

         In 1998 a further 386,324 shares of common stock were issued to the FSAH escrow agent in terms of the FSAC Escrow agreements entered into during the fiscal year in connection with the acquisitions of Piemans Pantry, Pacforce, Seemann's, Quality Meat Products and Fifers Bakery.


24.      CONTINGENT LIABILITIES

         South African Secondary Tax on Companies at 12,5 percent is payable on all future dividends declared out of distributable reserves.

         The Company is liable to pay to the previous vendors an estimated $9,709,244 based on the attainment of profit warranties which form an integral part of all acquisition agreements concluded with previous vendors of acquired companies. The payment of this amount is dependent upon the achievement of pre defined profit targets. The estimated amount is arrived at after considering budgets prepared by management and reviewed by the board of directors.

                         FIRST SOUTH AFRICA CORP., LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

         Subsequent to year end $2,259,750 has become due and payable based on the profits achieved in the underlying operating subsidiaries of the Company.

         The Company has guaranteed the share price at which shares in First South Africa Corp., Ltd. were issued to certain of the previous vendors of the Company. 406,984 shares have been warranted at a share price of $4,56 per share and a further 723,741 shares have been warranted at $3,19 per share at the year end South African Exchange rate to the United States Dollar.


25.      EVENTS SUBSEQUENT TO BALANCE SHEET DATE.

         Subsequent to year end the Company redeemed a further 3,470 9% $1,000 Convertible debentures at a discount averaging 5% of the face value of the debentures outstanding.

Part III

Item. 10.  Directors and Executive Officers

         The officers and directors of the Company, their ages and present positions held with the Company are as follows:


   Name                       Age       Positions with the Company
   ----                       ---       --------------------------

Michael Levy                   52       Chairman of the Board of Directors
Clive Kabatznik                41       Chief Executive Officer, President, Chief Financial Officer,
                                        Controller and Director
Tucker Hall                    42       Secretary
Charles S. Goodwin             59       Director
Mfundiso J. Njeke              39       Director
Cornelius J. Roodt             39       Director


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

         Charles S. Goodwin has been a director for the Company since its inception and has been Managing Director and Chief Executive Officer of Tessellar Investment, Ltd., a money management firm operating from Cape Cod, Massachusetts since 1985. Mr. Goodwin was Senior Vice President and Director of International Research of Arnhold & S. Bleichroeder, Inc., an institutional brokerage firm from 1983 to 1984. During the period 1971 to 1983, Mr. Goodwin was a Director and Vice President of Warburg Pincus Capital Corp., EMW Ventures; Senior Vice President and Director of Research for Warburg Pincus Counsellors, and a Partner and Managing Director of E.M. Warburg Pincus & Co., an investment counseling and venture capital firm. Mr. Goodwin is the author of "The Third World Century" and "A Resurrection of the Republican Ideal" published by University Press of America, Lanham, Md. in 1994 and 1995 respectively. Mr. Goodwin received his Bachelor of Arts in Russian History from Harvard College in 1961 and his Master of Business Administration International Finance from the Columbia University Graduate School of Business in 1965.

         Mfundiso J. Njeke has been a director of the Company since December 1997. Mr. Njeke was appointed director of First South Africa Holdings, Ltd. in March 1997. Since June 1997, Mr. Njeke has served as Managing Director of the Kagiso Trust Investment Company (Proprietary) Limited. Prior to such time and since March 1988, he was a partner at Price Waterhouse. Mr. Njeke is also a director of Kagiso Publishers (Proprietary) Limited, Kagiso Khulani Supervision Food Services (Proprietary) Limited, Kagiso Motors (Proprietary) Limited and the Credit Guarantee Insurance Corporation of Africa Limited.

         Cornelius J. Roodt has been a director of the Company since December 1996. Mr. Roodt was appointed Managing Director and Chief Financial Officer of FSAH, on July 1, 1996. Mr. Roodt is responsible for overseeing all the activities of FSAH's operations in South Africa. From 1994 to 1996 Mr. Roodt was a senior partner at Price Waterhouse Corporate Finance, South Africa. From 1991 to 1994 he was an audit partner at Price Waterhouse, South Africa. Prior to that he was a partner at the accounting firm of Wichahn Meyernel in South Africa.


Other Key Employees

         John V. Welch, 50. Mr. Welch is the founder and Managing Director of Piemans Pantry, a company he established in 1982. His responsibilities include overall supervision of all aspects of the business.

         Gerald S. Grossman, 55. Mr. Grossman is the Group Finance Director of First SA Food Holdings Limited, a position he has held since 1997. From 1983 to 1996, Mr. Grossman has served on the board and was responsible for group finance at Hunt Leuchars and Hepburn Holdings Limited.

         Mark J. Korb, 31. Mr. Korb has been the Group Finance Director of First SA Lifestyle Holdings Limited since 1997. Prior to such time, from 1996 to 1997, Mr. Korb was a Senior Audit Manager at Price Waterhouse Coopers Inc.

         John Welch has entered into a three year employment agreement with First SA Food Holdings, Limited commencing March 1, 1998.

         All directors of the Company hold office until the next annual meeting of shareholders or until their successors are elected and qualified. The officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders, and hold office until their death, until they resign or until they have been removed from office. The Company has no executive committee. Pursuant to the Underwriting Agreement (with respect to the Company's initial public offering), dated January 24, 1996 by and among the Company, FSA Stock Trust and D.H. Blair and executed with respect to certain provisions thereof by Messrs Clive Kabatznik and Michael Levy, the Company is required to nominate a designee of D.H. Blair to the Board of Directors for a period of five years from the date of the completion of such offering. D.H. Blair has not yet selected such a designee.

Committees of the Board

         The Board has an Audit Committee (the "Audit Committee") and a Compensation Committee (the "Compensation Committee"). The Audit Committee is composed of, Charles Goodwin and Cornelius Roodt and Mfundiso Njeke. The Audit Committee is responsible for recommending annually to the Board of Directors the independent auditors to be retained by the Company, reviewing with the independent auditors the scope and results of the audit engagement and establishing and monitoring the Company's financial policies and control procedures. The Compensation Committee is composed of Charles Goodwin and Michael Levy and Mfundiso Njeke. These persons are intended to be Non-Employee Directors within the meaning of Rule 16b-3(b)(3)(i) promulgated under the Securities Exchange Act of 1934 (the Securities Exchange Act). The responsibilities of the Compensation Committee are described below under the heading Stock Option Plan.

Executive Compensation

         Except for Mr. Levy, directors of the Company do not receive fixed compensation for their services as directors other than options to purchase 5,000 shares under the Company's stock option plan [(10,000 Shares for non-employee directors)]. Mr. Levy receives an annual service fee of $30,000 and options to purchase 5,000 shares of the Company's Common Stock for every year of service as a director of the Company. However, directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.

         The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to its Chief Executive Officer during the Period from July 1, 1997 through June 30, 1998. Apart from Mr. Kabatznik, whose annual salary is $180,000, no executive officer of the Company received compensation in excess of $100,000 during such period.

                           Summary Compensation Table


                                                              Long-Term
                                                              Compensation
                         Year         Annual Compensation     Stock Options
                         ----         -------------------     -------------
                                     Salary        Bonus
                                       $             $          $

Clive Kabatznik,
President and Chief
Executive Officer        1998       180,000        170,509    465,000(1)(2)(3)
                         1997       180,000        195,142    460,000(1)(2)
                         1996       135,000              -    205,000(1)
Cornelius J. Roodt       1998       150,000        170,509    410,000(3)(4)
                         1997       150,000        195,142    405,000(4)
-----------------------

(1) Includes (i) options granted under the stock option plan to purchase 5,000 shares of common stock at an exercise price of $5.00 per share, and (ii) options granted in terms of a management contract entered into with the Company.

(2) Includes (i) options granted under the stock option price to purchase 5,000 shares of common stock at an exercise price of $3.75 per share, and (ii) options granted by the Board of Directors to purchase 250,000 shares of common stock at an exercise price of $4.75 per share (of which 125,000 are immediately exercisable and 125,000 would become exercisable on June 24, 1999, if still employed by the Company on such date).
(3) Includes options granted under the stock option plan to purchase 5,000 shares of common stock at an exercise price of $5.00 per share.
(4) Includes (i) options granted under the stock option plan to purchase 5,000 shares of common stock at an exercise price of $3.75 per share, and options granted in terms of a management contract entered into with the Company and (iii) options granted by the Board of Directors to purchase 250,000 shares of common stock at an exercise price of $4.75 per share (of which 125,000 are immediately exercisable and 125,000 would become exercisable on June 24, 1999, if still employed by the Company on such date).

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

Stock Option Plan

         The Board of Directors of the Company has adopted and the shareholders (prior to the Company's initial public offering) approved the Company's 1995 Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan provides for the grant of (i) options that are intended to qualify as incentive stock options (Incentive Stock Options) within the meaning of Section 422 of the Code to key employees and (ii) options not intended to so qualify (Nonqualified Stock Options) to key employees (including directors and officers who are employees of the Company), and to directors and consultants who are not employees. The total number of shares of Common Stock for which options may be granted under the Stock Option Plan is 800,000 shares.

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

         The Stock Option Plan also contains an automatic option grant program for the non-employee directors. Each non-employee director of the Company is automatically granted an option for 10,000 shares of Common Stock. Thereafter, each person who is a non-employee director of the Company following an annual meeting of shareholders will be automatically granted an option for an additional 10,000 shares of Common Stock. Each grant will have an exercise price per share equal to the fair market value of the Common Stock on the grant date and will have a term of five years measured from the grant date, subject to earlier termination if an optionee's service as a Board member is terminated for cause.

         The Company has granted options to purchase 965,000 shares of Common Stock including the following options granted to directors of the Company:


                                                  Options Granted

                                           Percent of                                     Potential Realizable Value
                                          Total Options                                        at Assumed Annual
                                           Granted to        Per Share                        Rate of Stock Price
                               Options    Employees in       Exercise  Expiration           Appreciation For
                               Granted   Fiscal Year (1)       Price    Date                 Option Term
                               -------   ---------------       -----    ----
                                                                                                  5%              10%
                                                                                                  --              ---

Michael Levy................         5,000           *.66%      $5.00      (2)          $      6,900     $    15,273
                                     5,000           *.66%       3.75      (2)                 5,200          11,500
                                    10,000        **25.00%       6.00      (2)                16,575          36,630
Clive Kabatznik.............       205,000         *27.33%       5.00      (3)             1,547,571       1,363,332
                                     5,000           *.66%       3.75      (2)                 5,200          11,500
                                     5,000        **12.50%       6.00      (2)                 8,285          18,315
                                   250,000         *33.33%       4.75      (4)               328,084         724,981
Laurence M. Nestadt.........         5,000           *.66%       5.00      (2)                 6,900          15,273
Charles S. Goodwin..........         5,000           *.66%       5.00      (2)                 6,900          15,273
                                     5,000           *.66%       3.75      (2)                 5,200          11,500
                                    10,000        **25.00%       6.00      (2)                16,575          36,630
John Mackey.................         5,000           *.66%       5.00      (2)                 6,900          15,273
                                     5,000           *.66%       3.75      (2)                 5,200          11,500
Cornelius J. Roodt..........         5,000           *.66%       3.75      (2)                 5,200          11,500
                                     5,000        **12.50%       6.00      (2)                 8,285          18,315
                                   250,000         *33.33%       4.75      (4)               328,084         724,981
Mfundiso J. Njeke                   10,000        **25.00%       6.00      (2)                16,575          36,630
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

*    Options granted in Fiscal Year 1997.

**   Options granted in Fiscal Year 1998 (through June 30, 1998).


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


                                                       Amount and Nature of
                                                     Beneficial Ownership(1)

Name and Address of                                       Class BCommon         Percentage of          Percentage of
Beneficial Shareholder                Common Stock         Stock (2)(3)         Ownership (3)         Voting Power(3)
----------------------                ------------         ------------         -------------         ---------------

Michael Levy.....................     1,296,588(4)         1,300,116(5)(6)            34.2%                  55.1%
9511 West River Street
Schiller Park, IL 60176

Clive Kabatznik..................       290,000(7)           190,000                  6.3%                   6.8%
2665 S. Bayshore
Suite 702
Coconut Grove, FL 37137

FSA Stock Trust..................           0                 383,523(5)(8)           5.0%                  13.5%
9511 West River Street
Schiller Park, IL  60176

Charles S. Goodwin...............        20,000(4)                  0                   *                      *
801 Old Post Road
Cotuit, MA 02635

Mfundiso Njeke...................        10,000(4)                  0                   *                      *



Cornelius J. Roodt                      135,000(9)                  0                  1.8%
P.O. Box 4001
Kempton Park, South Africa

BT Global Credit Limited              1,949,754(10)                 0                 26.6%                  12.3%
c/o Bankers Trust Luxembourg
S.A.
PO Box 807
14 Boulevard FDRoosevelt
L-2540 Luxembourg
Luxembourg

All executive officers and directors  1,761,588(11)         1,490,116                 43.5%                  62.4%
as a group (5 persons)
---------------

*        Less than 1%

(1) Beneficial ownership is calculated in accordance with Rule 13d-3 under the 1934 Act.
(2) Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of Class B Common Stock indicated below.
(3) For the purposes of this calculation, the Common Stock and the Class B Common Stock are treated as a single class of Common Stock. The Class B Common Stock is entitled to five votes per share, whereas the Common Stock is entitled to one vote per share.
(4) With respect to Messrs. Goodwin and Levy, includes 20,000 shares of Common Stock issuable upon exercise of options that are immediately exercisable; with respect to Mr. Njeke, includes 10,000 shares of Common Stock issuable upon exercise of options that are immediately exercisable, and with respect to Mr. Levy, includes 1,276,588 shares of Common Stock issued to the American Stock Transfer & Trust Company (the "FSAH Escrow Agent") for which Mr. Levy has been granted a voting proxy.
(5) For purposes of Rule 13d-3 under the Exchange Act, such individual or entity is deemed to be the beneficial owner of the shares held pursuant to the terms of an escrow agreement entered into by and among certain holders of FSAH Class B Stock, the FSAH Escrow Agent, FSAH and the Company prior to the closing of the Initial Public Offering ("IPO") consummated in January, 1996 (the "FSAH Escrow Agreement"), although such individual or entity disclaims ownership of such shares under South African law.
(6) Includes (i) 383,523 shares of Class B Common Stock issued to the FSAH Escrow Agent pursuant to the terms of the FSAH Escrow Agreement, for which the FSA Stock Trust may be deemed the beneficial owner and for which Mr. Levy has been granted a voting proxy and, (ii) 36,452 shares of Class B Common Stock issued to the FSAH Escrow Agent pursuant to the terms of the FSAH Escrow Agreement, which shares correspond to a like number of shares of FSAH Class B Stock purchased by Mr. Levy upon the closing of the Europair acquisition. Also includes 310,004 additional shares of Class B Common Stock issued to the FSAH Escrow Agent, for which Mr. Levy has been granted a voting proxy. Mr. Levy disclaims beneficial ownership of all shares held by the FSAH Escrow Agent for which he has been given a voting proxy. Mr. Levy's wife is the trustee, and his wife and their children are the beneficiaries, of the FSA Stock Trust. Mr. Levy disclaims ownership of all shares held by the FSA Stock Trust, as well as the additional shares held by the FSAH Escrow Agent for which he has been given a voting proxy.
(7) Includes 290,000 shares of Common Stock issuable upon exercise of options that are immediately exercisable.
(8) Includes 383,523 shares of Class B Common Stock issued to the FSAH Escrow Agent pursuant to the terms of the FSAH Escrow Agreement.
(9) Includes 135,000 shares of Common Stock issuable upon exercise of options that are immediately exercisable.
(10) Includes (i) 1,368,421 shraes of Common Stock issuable upon conversion of certain Increasing Rate Debentures, (ii) 258,333 shares of Common Stock issuable upon conversion of certain 9% Senior Subordinated Convertible Debentures, and (iii) 163,000 shares of Common Stock owned by a fund that is managed by an affiliate of BT Global Credit Limited.
(11) Represents shares issuable upon exercise of options that are immediately exercisable. Does not include 300,000 shares issuable upon exercise of options not exercisable within 60 days.


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

FSAM Management Agreement

         The Company and FSAM have entered into a Management Agreement pursuant to which FSAM will provide certain management and administrative services to the Company for an annual fee of $48,000, and reimbursement of FSAM's costs, other than out-of pocket expenses, at an amount equal to cost plus 10% (including the costs of employees) incurred in providing such management and administrative services to the Company. The costs of such services that may be requested from time to time by the Company pursuant to the Management Agreement are at a rate that could reasonably be expected to be charged by an unaffiliated third party. The services to be provided by FSAM to the company under the FSAM management Agreement include general business management and administrative services, shareholder relation services, financial services and accounting services. The Management Agreement will expire on December 31, 2005, unless sooner terminated on 90 days advance notice by either party.

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

                               FSAH Class B Stock


FSA Stock Trust.....................................         383,523 shares
Global Capital......................................          50,000 shares
Bruce Thomas........................................          80,000 shares
Samuel Smith........................................          58,766 shares
Raymond Shaftoe.....................................          58,766 shares
Rhona Kabatznik.....................................          62,472 shares
Michael Levy........................................          36,452 shares


      Total.........................................         729,979 shares
                                                             ==============


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

Additional Shares Issued In Connection with the Pieman's Pantry Acquisition 1

Heinz Andreas.......................................             325,232 shares
John Welch..........................................             325,232 shares
Michael Morgan......................................              72,277 shares
                  Total    .........................             722,741 shares
                                                                 ==============

Additional shares issued in connection with the Astoria Acquisition 2

Wolfgang Burre......................................             186,407 shares

Additional shares issued in connection with the Seemann's Acquisition 3

Mark Jericevich.....................................             157,596 shares
Matthew Jericevich..................................             157,597 shares
                  Total    .........................             315,193 shares
                                                                 ==============

Additional shares issued in connection with Gull Foods Acquisition 4

Trek Biltong........................................             238,660 shares

Additional Shares issued in connection with the Acquisition of First Strut
(Pty) Ltd.5

The Coch Family Trust...............................              19,230 shares


1 The Company has issued an additional 722,741 shares of Common Stock to the FSAH Escrow Agent pursuant to the terms of certain FSAC Escrow Agreements by and among the Company, the FSAH Escrow Agent, and each of Mr. Andreas, Mr. Morgan and Mr. Welch in connection with the Pieman's acquisition.
2 The Company has issued an additional 186,407 shares of Common Stock to the FSAH Escrow Agent in connection with the Astoria Acquisition pursuant to the terms of a certain FSAC Escrow Agreement by and among the Company, the FSAH Escrow Agent and Mr. Burre.
3 The Company has issued an additional 238,660 shares of Common Stock to the FSAH Escrow Agent pursuant to the terms of a certain FSAC Escrow Agreement by and among the Company, the FSAH Escrow Agent, and Trek Biltong in connection with the Gull Foods Acquisition.
4 The Company has issued an additional 283,066 shares of Common Stock to the FSAH Escrow Agent pursuant to the terms of a certain FSAC Escrow Agreement by and among the Company, the FSAH Escrow Agent and each of Mr. Mark Jericevich and Mr. Matthew Jericevich, respectively, in connection with the Seemanns Acquisition.
5 The Company has issued an additional 19,230 shares of Common Stock to the FSAH Escrow Agent pursuant to the terms of a certain FSAH Escrow Agreement by and among the Company the FSAH Escrow Agent, First Strut
         (Pty) Ltd. and Michael Levy in connection with the acquisition of First Strut (Pty) Ltd.
                                      -63-

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


Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (A) 1. Financial Statements

         The following financial statements of the Company are included as required to be filed by Item 8:

First South Africa Corp., Ltd.

         Report of the independent auditors
         Consolidated Balance Sheets at June 30, 1998 and 1997
         Consolidated Statements of Income for the years ended June 30, 1998, 1997 and 1996 Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996 Consolidated Statement of Changes in Stockholders' Investment for the period June 30, 1995 to June 30, 1998 Notes to the Consolidated Financial Statements for the years ended June 30, 1998, 1997 and 1996

         2.  Financial Statement Schedules:

         All schedules have been omitted since the required information is included in the consolidated financial statements or notes thereto.

         3.  Exhibits:

           Exhibit Number

3.1        Memorandum of Association of the Registrant
3.2        Bye-Laws of the Registrant
4.1        Form of Bridge Note
4.2        Form of Warrant Agreement
4.3        Form of Unit Purchase Option
4.4(1) Indenture dated April 25, 1997 between the Company and American Stock Transfer & Trust Company (as Indenture Trustee)
4.5(2)     Form of Debenture
4.6(2)     Form of Placement Warrant
4.7(2)     Stock Option Agreement
-------

4.8(3) Indenture dated October 29, 1997, between the Company and American Stock Transfer and Trust Company
10.1       Starpak Acquisition Agreements
10.2       Starpak Escrow Agreement
10.3       L.S. Pressings Acquisition Agreements
10.4       L.S. Pressings Escrow Agreement
10.5       Europair Acquisition Agreements
10.6       Europair Escrow Agreement
10.7       Form of Escrow Agreement regarding the Earnout Escrow Shares
10.8       Form of FSAH Escrow Agreement
10.9       Form of Employment Agreement of Clive Kabatznik
10.10      Form of FSAM Management Agreement
10.11      Form of Consulting Agreement with Michael Levy
10.12      Form of Consulting Agreement with Global Capital Limited
10.13      1995 Stock Option Plan
10.14      Form of Addendum to Starpak Acquisition Agreement
10.15      Form of Addendum to L.S. Pressings Acquisition Agreement
10.16      Form of Addendum to Europair Acquisition Agreement
10.17(4)   Pieman's Pantry Acquisition Agreements
10.18(5)   Form of Astoria Sale of Business Agreement
10.19(6)   Form of Gull Foods Sale of Business Agreement
10.20(7)   Form of Employment Agreement of Cornelius Roodt
11.1(8)    Calculations of Earnings Per Share
21.1       Subsidiaries of the Registrant
23.1(8)    Consent of Price Waterhouse
27.1(8)    Financial Data Schedule
-------------

(1) Incorporated by reference is the Company's Current Report on Form 8-K filed on September 10, 1997 (Exhibit 4.1)
(2) Incorporated by reference is the Company's Registration Statement on Form S-1 (No. 333-33561)
(3) Incorporated by reference in the Registrant's Current Report on Form 8-K, Exhibit 4.1 (filed on October 31, 1997).
(4) Incorporated by reference is the Company's Current Report on Form 8-K (Exhibit 1) (filed on June 14, 1996) as amended on Form 8-K/A (filed on August 16, 1996).
(5) Incorporated by reference is the Company's Current Report on Form 8-K (Exhibit 1) (filed on November 7, 1996) as amended on Form 8-K/A ( filed on March 14, 1997).
(6) Incorporated by reference is the Company's Current Report on Form (Exhibit 1) (filed on May 8, 1997) as amended on Form 8-K/A (filed on July 3, 1997).
(7) Incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.
(8)     Filed herewith.

         All other Exhibits have been previously filed with the Company's Registration statement on Form S-1, as amended (No. 33-99180), which is incorporated by reference.

         (B)  Reports on Form 8-K

         Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Jerusalem, State of Israel, on the 2nd day of October, 1998.

                                          FIRST SOUTH AFRICA CORP., LTD.


                                          BY:    /s/Clive Kabatznik
                                                 -------------------------------
                                                    Clive Kabatznik
                                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature                           Title                              Date

/s/Michael Levy                     Chairman of the Board of           October 2, 1998
---------------------------                        Directors
Michael Levy

/s/Clive Kabatznik                  President, Vice Chairman,          October 2, 1998
---------------------------
Clive Kabatznik                     Chief Executive Officer, Chief
                                    Financial Officer, Director and
                                    Controller

/s/Charles S. Goodwin               Director                           October 2, 1998
---------------------------
Charles S. Goodwin

/s/Cornelius Roodt                  Director                           October 2, 1998
---------------------------
Cornelius Roodt

/s/Nfundiso Njeke                   Director                           October 2, 1998
---------------------------
Nfundiso Njeke

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.      Description
----------       ------------

3.1        Memorandum of Association of the Registrant
3.2        Bye-Laws of the Registrant
4.1        Form of Bridge Note
4.2        Form of Warrant Agreement
4.3        Form of Unit Purchase Option
4.4(1)     Indenture dated April 25, 1997 between the Company and American
           Stock Transfer & Trust Company (as Indenture Trustee)
4.5(2)     Form of Debenture
4.6(2)     Form of Placement Warrant
4.7(2)     Stock Option Agreement
4.8(3) Indenture dated October 29, 1997, between the Company and American Stock Transfer and Trust Company
10.1       Starpak Acquisition Agreements
10.2       Starpak Escrow Agreement
10.3       L.S. Pressings Acquisition Agreements
10.4       L.S. Pressings Escrow Agreement
10.5       Europair Acquisition Agreements
10.6       Europair Escrow Agreement
10.7       Form of Escrow Agreement regarding the Earnout Escrow Shares
10.8       Form of FSAH Escrow Agreement
10.9       Form of Employment Agreement of Clive Kabatznik
10.10      Form of FSAM Management Agreement
10.11      Form of Consulting Agreement with Michael Levy
10.12      Form of Consulting Agreement with Global Capital Limited
10.13      1995 Stock Option Plan
10.14      Form of Addendum to Starpak Acquisition Agreement
10.15      Form of Addendum to L.S. Pressings Acquisition Agreement
10.16      Form of Addendum to Europair Acquisition Agreement
10.17(4)   Pieman's Pantry Acquisition Agreements
10.18(5)   Form of Astoria Sale of Business Agreement
10.19(6)   Form of Gull Foods Sale of Business Agreement
10.20(7)   Form of Employment Agreement of Cornelius Roodt
11.1(8)    Calculations of Earnings Per Share
21.1       Subsidiaries of the Registrant
23.1(8)    Consent of Price Waterhouse
27.1(8)    Financial Data Schedule
-------------

(1) Incorporated by reference is the Company's Current Report on Form 8-K filed on September 10, 1997 (Exhibit 4.1)
(2) Incorporated by reference is the Company's Registration Statement on Form S-1 (No. 333-33561)
(3) Incorporated by reference in the Registrant's Current Report on Form 8-K, Exhibit 4.1 (filed on October 31, 1997).
(4) Incorporated by reference is the Company's Current Report on Form 8-K (Exhibit 1) (filed on June 14, 1996) as amended on Form 8-K/A (filed on August 16, 1996).
(5) Incorporated by reference is the Company's Current Report on Form 8-K (Exhibit 1) (filed on November 7, 1996) as amended on Form 8-K/A ( filed on March 14, 1997).
(6) Incorporated by reference is the Company's Current Report on Form (Exhibit 1) (filed on May 8, 1997) as amended on Form 8-K/A (filed on July 3, 1997).
(7) Incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.
(8)     Filed herewith.

     All  other  Exhibits  have  been   previously   filed  with  the  Company's
     Registration statement on Form S-1, as amended (No. 33-99180), which is incorporated by reference.