Form 10-Q
period 1998-09-30
FIRST SOUTH AFRICA CORP LTD
filed 1998-11-16
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

o        TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO___________.

                           Commission File No. 0-27494

                          FIRST SOUTH AFRICA CORP., LTD
             (Exact name of registrant as specified in its charter)

                       Bermuda                            Not Applicable
         (State or other jurisdiction of   (I.R.S. Employer Identification No.)
         Incorporation or Organization)

             Clarendon House, Church Street, Hamilton HM CX, Bermuda (Address of principal executive offices with Zip Code)

Registrant's telephone number, including area code: (310) 212-7910

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                  Yes    [ ]    No   [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of November 12, 1996 was 7,841,464.

                         FIRST SOUTH AFRICA CORP., LTD.

                       REPORT OF THE INDEPENDENT AUDITORS


                                      INDEX


PART I - FINANCIAL INFORMATION                                                                               Page

         Item 1.   Financial Statements

                   Unaudited Consolidated Balance Sheets at September  30, 1998 and
                           June 30, 1998 ...........................................................................

                   Unaudited Consolidated Statements of Income for the three months ended
                           September 30, 1998 and 1997..............................................................

                   Unaudited Consolidated Statements of Changes in Stockholders' Investment for the
                           period June 30, 1998 to September 30, 1998...............................................

                   Notes to the unaudited Consolidated Financial Statements.........................................


         Item 2:   Management's Discussion and Analysis of Financial Condition and Results of
                   operations.......................................................................................

         Item 3:   Qualitative and Qualitative Disclosures about Market Risk........................................


PART II - OTHER INFORMATION

         Item 6:   Exhibits and Reports on Form 8-K.................................................................


                         FIRST SOUTH AFRICA CORP., LTD.

                      UNAUDITED CONSOLIDATED BALANCE SHEETS






                                                            ASSETS
                                                                                                September 30,         June 30,
                                                                                                         1998             1998
                                                                                                            $                $
                                                                                                -------------       ----------

Current assets
     Cash on hand                                                                               14,874,811          17,948,991
     Trade accounts receivable                                                                  20,026,203          16,871,292
     Less: Allowances for bad debts                                                               (678,776)           (833,785)
                                                                                               ------------        ------------
                                                                                                19,347,426          16,037,507

     Inventories (net)                                                                          13,053,476          11,742,613
     Prepaid expenses and other current assets                                                   1,857,878           1,711,428
                                                                                                 ---------         -----------
              Total current assets                                                              49,133,591          47,440,539

Property, plant and equipment                                                                   32,504,964          31,410,837
Less: Accumulated depreciation                                                                 (12,140,352)        (11,423,572)
                                                                                               ------------        ------------
                                                                                                20,364,612          19,987,265

Intangible assets (net)                                                                         22,349,247          20,045,983
Deferred charges (net)                                                                           1,093,750           1,448,199
Other assets                                                                                       300,879             261,735
                                                                                              ------------        ------------
                                                                                                93,242,079          89,183,721
                                                                                              ============        ============





                         FIRST SOUTH AFRICA CORP., LTD.

                      UNAUDITED CONSOLIDATED BALANCE SHEETS





                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
                                                                                             September 30,             June 30,
                                                                                                      1998                 1998
                                                                                                         $                    $
                                                                                             -------------             --------

Current liabilities
     Bank overdraft payable                                                                      3,753,335            2,787,965
     Current portion of long term debt                                                           1,869,711            2,256,275
     Trade accounts payable                                                                     11,783,195            9,205,092
     Other provisions and accruals                                                              10,898,398            4,506,770
     Dividend payable                                                                              567,726              558,185
     Other taxes payable                                                                           294,877            1,064,432
     Income tax payable                                                                          2,373,183            1,790,874
                                                                                                ----------            ---------
              Total current liabilities                                                         31,540,425           22,169,593

Long term debt                                                                                  26,396,922           28,945,426
Deferred income taxes                                                                              550,113              529,405
                                                                                              ------------         ------------
                                                                                                58,487,460           51,644,424
                                                                                                ----------           ----------
Stockholders' investment

Capital stock:

     A class  common  stock,  $0.01 par value -  authorized  23,000,000  shares, issued
     and outstanding  6,019,708 shares (June 1998: 5,649,224 shares)                                60,198               56,492

     B class common stock, $0.01 par value - authorized 2,000,000 shares, issued
     and outstanding 1,822,500 shares                                                               18,223               18,223

     FSAH B Class common stock                                                                         580                  539

     Preferred stock, $0.01 par value, - authorized 5,000,000 shares, issued and
     outstanding nil shares                                                                              -                    -

     Capital in excess of par                                                                   29,893,370           28,288,404
Retained earnings                                                                                1,460,013            7,209,977
                                                                                                 ---------          -----------
                                                                                                31,432,384           35,573,635


                         FIRST SOUTH AFRICA CORP., LTD.

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

Minority stockholders' investment                                                               20,074,454           19,677,124
                                                                                                ----------           ----------
                                                                                                51,506,838           55,250,759
                                                                                                ----------           ----------

Foreign currency translation adjustments                                                       (16,752,219)         (17,711,462)
                                                                                              ------------         ------------
                                                                                                34,754,619           37,539,297
                                                                                                ----------           ----------
                                                                                                93,242,079           89,183,721
                                                                                                ==========           ==========

                         FIRST SOUTH AFRICA CORP., LTD.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                                     1998                1997
                                                                                                        $                   $
                                                                                               ----------          ----------

Revenues                                                                                       25,264,876          21,461,433
                                                                                               ==========          ==========
Operating expenses
     Cost of sales                                                                             16,359,871          12,698,212
     Selling, general and administrative costs                                                  8,570,237           7,316,524
     Extraordinary share repurchase charge                                                      4,633,825                   -
     Retrenchment cost provision                                                                  500,000                   -
                                                                                              -----------         -----------
                                                                                               30,063,933          20,014,736
                                                                                               ----------          ----------
Operating (loss)/ income                                                                       (4,799,057)          1,446,697
Other income                                                                                       87,209             243,082
Interest income/( expense)                                                                       (106,536)            175,741
                                                                                                 ---------         ----------
(Loss)/income from consolidated companies before income taxes                                  (4,818,384)          1,865,520
Provision for taxes on income                                                                    (520,169)           (446,193)
                                                                                              ------------         -----------
                                                                                               (5,338,553)          1,419,327
Minority interest in consolidated subsidiary companies                                           (411,411)           (430,701)
                                                                                              ------------         -----------
Net income                                                                                     (5,749,964)            988,626
                                                                                              ============         ===========

Basic earnings per share                                                                            (0,76)               0,18

Fully diluted earnings per share                                                                    (0,53)               0,15
Weighted average number of shares outstanding
     Basic earnings per share                                                                   7,584,325           5,383,492

     Fully diluted earnings per share                                                          10,219,226           8,154,164


                         FIRST SOUTH AFRICA CORP., LTD.

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                                                                     1998               1997
                                                                                                        $                  $
                                                                                                    -----               ----


Cash flows from operating activities:
     Net income                                                                                (5,749,964)           988,626
     Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                                       877,453            594,612
              Deferred income taxes                                                                11,108           (111,706)
              Net loss on sale of assets                                                                -             20,162
              Net loss on sale of subsidiary                                                       15,408                  -
              Net loss on redemption of Debenture funding                                          94,259                  -
              Effect of changes in current assets and current liabilities                        (934,922)        (1,665,749)
              Effect of extraordinary provisions raised                                         5,133,825                  -
              Net gain on First SA Food shares purchased from minorities                          (11,743)                 -
              Minority interest in consolidated subsidiary companies                              411,411            430,701
                                                                                                  -------        -----------
Net cash (utilised)/provided by operating activities                                             (153,165)           256,646
                                                                                                 ---------       -----------
Cash flows from investing activities:

     Additions to property, plant and equipment                                                (1,275,699)          (681,483)
     Proceeds on disposal of property, plant and equipment                                        653,627             18,083
     Additional purchase price payments                                                        (2,085,313)        (2,886,407)
     Other assets acquired                                                                        (40,106)          (147,487)
     Acquisitions of subsidiaries (net of cash of $33,856)                                              -         (2,238,196)
     Proceeds on disposal of subsidiary (net of cash of $9,633)                                    49,191                  -
Net cash used in investing activities                                                          (2,698,300)        (5,935,490)
                                                                                               -----------        -----------
Cash flows from financing activities:

     Net (repayments)/borrowings in bank overdrafts                                               874,368            (10,217)
     Borrowings of long term debt                                                                 825,654            308,179
     Redemption of debenture debt                                                              (2,733,810)                 -
     Reduction in deferred debt issue costs                                                             -             46,000
     Repayments in short term debt                                                               (405,053)          (165,041)
     Proceeds on stock issues                                                                   1,033,613          1,770,130
                                                                                                ---------          ---------
Net cash used in/(provided in) financing activities                                              (405,228)         1,949,051

                                                                                                ----------         ---------

                         FIRST SOUTH AFRICA CORP., LTD.

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
               THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Effect of exchange rate changes on cash                                                           182,513           (449,537)
Cash utilised by operations                                                                    (3,074,180)        (4,179,330)
Cash on hand at beginning of period                                                            17,948,991         19,889,111
                                                                                               ----------         ----------
Cash on hand at end of period                                                                  14,874,811         15,709,781
                                                                                               ==========         ==========



                         FIRST SOUTH AFRICA CORP., LTD.

     UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' INVESTMENT





                                      First South   First South  First South
                                      Africa Corp., Africa Corp.,    African
                                              Ltd.          Ltd.    Holdings                                   Foreign
                                          A class       B class      B Class    Capital in                    currency
                                           common        common       common     excess of     Retained    translation
                                            stock         stock        stock           par     earnings    adjustments    Total
                                                 $            $            $             $            $              $        $
                                      ------------  -----------   ----------    ----------     --------    -----------    --------

Balance at 30 June 1998                    56,492        18,223          539    28,288,404    7,209,977    (17,711,462) 17,862,173
Issuance of stock to FSAC escrow agent      2,434             -            -        (2,434)           -              -           -
Conversion of debentures                    1,272                                  573,828                                 575,100
Issuance of stock on additional
     purchase price payments                    -             -           41     1,033,572            -              -   1,033,613
Net income                                      -             -            -             -   (5,749,964)             -  (5,749,964)
Translation adjustment                          -             -            -             -           -         959,243     959,243
                                      -----------    ----------      -------    ----------    ---------    ------------ ----------
Balance at 30 September 1998               60,198        18,223          580    29,893,370    1,460,013    (16,752,219) 14,680,165
                                      ===========    ==========      =======    ==========    =========    ============ ==========



                         FIRST SOUTH AFRICA CORP., LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


1.   ORGANISATION AND PRINCIPAL ACTIVITIES OF THE GROUP

     First South Africa Corp., Ltd. (the "Company") was founded on September 6, 1995. The purpose of the Company is to acquire and operate South African companies.

     The principal activities of the group include the following:

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


2.   ACQUISITIONS AND DISPOSALS

     The Company disposed of its 70% shareholding in Humidair (Pty) Ltd for a consideration of $58,824, realizing a loss on disposal of $15,409.

     The Company is required to make additional payments to the former owners based on a multiple of pre tax earnings. These payments are to be made by the issue of stock and cash over the next three years.

     Additional purchase price payments made during the current year total $2,085,312. This amount was allocated as follows:


Goodwill                                                             361,052
Recipes                                                            1,129,745
Trademarks                                                           594,515
                                                                   ---------
                                                                   2,085,312
                                                                   =========
                                       10

                         FIRST SOUTH AFRICA CORP., LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


     These additional purchase price payments were made as follows:


Cash                                                              1,051,699
Shares issued in lieu of cash                                     1,033,613
                                                                  ---------
                                                                  2,085,312
                                                                  =========


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

                         FIRST SOUTH AFRICA CORP., LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997



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

                         FIRST SOUTH AFRICA CORP., LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


     Fair value of financial instruments

     As at September 30, 1998 the carrying value of accounts receivable, accounts payable and investments approximate their fair value. The carrying value of long term debt approximates fair value, as the debt, other than convertible debentures, interest rates are keyed to the prime lending rate. The convertible debentures are believed to approximate fair market.

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

     Gain on disposal of subsidiary stock
     Subsidiary stock disposed of during the period is recognized as a gain in the statement of income and is separately disclosed as a non-operating gain.


4.   INVENTORIES

     Inventories consist of the following:


                                          September 30,             June 30,
                                                   1998                 1998
                                                      $                    $
                                          -------------            ---------

Finished goods                                8,091,793            7,156,784
Work in progress                                881,448              649,465
Raw materials and ingredients                 3,421,609            3,220,748
Supplies                                        937,932              959,396
                                             ----------           ----------
Inventories (Gross)                          13,332,782           11,986,393
Less:   Valuation allowances                   (279,306)            (243,780)
                                            ------------        ------------
Inventories (Net)                            13,053,476           11,742,613
                                             ==========           ==========

                         FIRST SOUTH AFRICA CORP., LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997



5.   EXTRAORDINARY SHARE REPURCHASE CHARGE

     In terms of agreements reached with the previous vendors of Piemans Pantry, Seemann's Quality Meat Products, Gull Foods and Fifers Bakery, the Company warranted the First South Africa Corp share price at September 30, 1998. The charge of $4,633,825 represents the aggregate shortfall on the warranted share price at the prevailing exchange rate at September 30, 1998. In terms of the agreements entered with the previous vendors they have exercised a put option on the Company, which will result in their shares being repurchased and cancelled in the second quarter of the current financial year.


6.   RETRENCHMENT COST PROVISION

     A retrenchment cost provision of $500,000 has been raised to take into account the future costs expected in the manpower reductions in the packaging segment which is currently undergoing extensive reorganization.


7.   EARNINGS PER SHARE

     Earnings per share data is calculated as follows:




Basic earnings per share for the quarter (1998)
Net income available to common stockholders                                                                     (5,749,964)
                                                                                                                ===========
                                                                            Shares         Fraction of            weighted
Dates outstanding                                                      outstanding              period      average shares
                                                                       -----------         -----------      --------------
Balance at July 1, 1998                                                  7,472,324                 1,0           7,472,324
Additional purchase price consideration shares issued                      242,684                 0,1               2,638
Debentures converted to shares during the quarter                          122,700                 0,9             109,363
                                                                        ----------                              ----------
Weighted average shares                                                  7,837,708                               7,584,325
                                                                         ---------                               ---------



Basic earnings per share for the quarter (1997)

Net income available to common stockholders                                                                        988,626
                                                                                                                   =======

                         FIRST SOUTH AFRICA CORP., LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                            Shares         Fraction of            weighted
Dates outstanding                                                      outstanding              period      average shares
                                                                       -----------         -----------      --------------
Balance at July 1, 1997                                                  5,359,614                 1,0           5,359,614
Additional purchase consideration shares issued                             57,127                 0,0                 157
Acquisition of subsidiaries on January 1, 1997                              27,624                 0,0                  76
Warrants converted to shares during the quarter                            159,425                 0,2              23,645
                                                                        ----------                              ----------
Weighted average shares                                                  5,603,790                               5,383,492
                                                                         ---------




Diluted earnings per share for the quarter (1998)

Net income available to common stockholders                          (5,749,964)
Add impact of assumed conversions                                       336,863
                                                                     ----------
Adjusted net income available to common stockholders                 (5,413,101)
                                                                     -----------
Weighted average shares                                               7,584,325
Warrants and options not yet exercised                                        -
9% convertible debentures                                             1,055,954
Increasing rate debentures                                            1,578,947
                                                                      ---------
Adjusted weighted average shares                                     10,219,226
                                                                     ----------



Diluted earnings per share for the quarter (1997)

Net income available to common stockholders                             988,626
Add impact of assumed conversions                                       254,393
                                                                        -------
Adjusted net income available to common stockholders                  1,243,019
                                                                      =========
Weighted average shares                                               5,383,492
Warrants and options not yet exercised                                1,104,005
9% Convertible Debentures                                             1,666,667
                                                                      ---------
Adjusted weighted average shares                                      8,154,164
                                                                      ---------

                         FIRST SOUTH AFRICA CORP., LTD.
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 31, 1998 AND 1997



BACKGROUND AND HISTORY

The Company was incorporated in September 1995 with the intention of actively pursuing acquisitions fitting a pre-defined investment strategy. The broad strategy followed in all investment decisions is as follows:

o    Turnover is to be within the range of $5 - $50 million

o    Net income must yield a sustainable above average return on investment.

o Growth in turnover must be above average growth rates and must be sustainable over the medium term.

o The industry in which the target operates must meet the pre-defined industry sectors identified by management as sectors meeting our broad investment strategy.

First South Africa Corp has, through its South African subsidiary, First South African Holdings (Pty) Ltd., acquired seventeeen South African subsidiaries which have met the acquisition criteria identified above.

These acquisitions (following certain mergers of a number of the acquired subsidiaries) are listed below and are engaged in the following industry segments:

     Processed Foods

     o   Piemans Pantry
     o   Astoria Bakery
     o   Seemann's Quality Meat Products
     o   Gull Foods
     o   Fifers Bakery


     Lifestyle Products

     o   SA Leisure
     o   Galactex
     o   Republic Umbrella
     o   Tradewinds


     Packaging Equipment and Materials

     o   Starpak

     o   Pakmatic
     o   Pacforce


     Industrial Manufacturing

     o   L.S. Pressings

         Involved in the manufacture of metal washers used in the fastener industry

     o   Europair

        Involved in the manufacture and distribution of air conditioning and refrigeration components.


FINANCING


o     Stockholders' funding

     The Company has funded itself primarily through stockholders loans and capital contributions.

     Additional funds were raised from the proceeds of the Initial Public Offering (IPO) completed in January 1996.

o    Bridging Finance

     Bridging finance was raised to finance acquisitions made prior to the IPO.

o     Debentures

     The Company has issued two tranches of subordinated convertible debentures to raise funds for further acquisitions.

The Company anticipates that it will derive dividend income primarily through income generated from the operations of acquired companies in South Africa.


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

The average rate for the South African Rand against the U.S. Dollar for the periods presented in this report are as follows:


                                          Three Months          Three Months
                                                 ended                 ended
                                         September 30,         September 30,
                                                  1998                  1997
                                         -------------         -------------

Rate of exchange vs $1                            6.14                  4.66
Depreciation                                        32%

The annual rate of inflation for South Africa was approximately 8% as reported by the South African Central Statistical services.


The result reflected below is therefore greater than inflation adjusted South African Rand for both revenue and earnings growth.

COMPARISON TO PRIOR PERIODS

o    THREE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS SEPTEMBER 30, 1997


     SALES

        Sales have increased by 18 % to $25,264,876 from $21,461,433.

        This is better interpreted as a net, after inflation increase in South African Rand of 46%.

        This increase is primarily attributable to acquisitions that the Company had completed since October 1, 1997.

        The results for the three months ended September 30, 1997 do not include the following operations:

        o       Galactex
        o       SA Leisure
        o       Republic Umbrella
        o       Tradewinds Parasol
        o       Pacforce

        The sales from these companies for the three months ended September 30, 1998 total $7,902,304

        The contribution by the individual business segments towards total sales for the three months ended September 30, is as follows:


                                                   1998                  1997
                                                      %                     %
                                                   ----                  ----

Processed Foods                                    50.1                  67.0
Lifestyle Products                                 26.2                     -
Packaging equipment and materials                   9.6                  11.1
Industrial Manufacturing                           14.1                  21.9
                                                  100.0                 100.0

        The Rand value of sales in each business segment have increased over the prior period, however due to the deterioration in the Rand against the Dollar the Dollar sales value in the Industrial Manufacturing segment has decreased over prior year. The overall Rand increase can be explained by:

        o Additional acquisitions in the Packaging equipment and materials and by the addition of the Lifestyle products business segment.

        o Increase in demand for the Company's products as the middle class base of consumers continues to grow as South Africa's transition to more broad based economic participation moves forward.

        o      Additional  capital   expenditure  on  increasing   manufacturing
               capacity has been made to exploit the additional demand being experienced.

        o The decrease in Dollar sales in the Industrial segment is due to management's change of focus away from this sector which is not regarded as core business, as well as difficult trading conditions experienced due to the high relative interest rates and the difficult economic environment prevalent in South Africa.

     COST OF SALES

     Cost of  goods  sold of  $16,359,871,  (representing  64.8% of  sales)  has
     increased  from   $12,698,212   (representing   59.2%  of  sales)  for  the
     comparative period in the prior year.


     The cost of goods sold by the individual business segments as a percentage of sales for the three months ended September 30, is as follows:

                                                    1998                  1997
                                                       %                     %
                                                    ----                  ----

Processed Foods                                     56.2                  56.5
Lifestyle Products                                  73.0                     -
Packaging equipment and materials                   81.1                  78.0
Industrial Manufacturing                            68.7                  67.5

     The overall increase in the percentage of cost of goods sold can be explained by the relative value of the cost of goods sold in the Lifestyle sector, which was not in existence in the prior year. The segment analysis is presented below.

     o  Processed Foods

        The cost of goods sold in this segment has not changed significantly.

     o  Packaging equipment and materials

        The acquisition of a Company that generates lower gross margins than those owned by the Company in the prior period and the difficult trading conditions experienced during the 1998 quarter.

     o  Lifestyle Products

        This segments' margins are low due to the competitive nature of the products necessitating reasonably low margins overall.


     SELLING, GENERAL AND ADMINISTRATIVE COSTS

     Selling,  General and  Administrative  costs of $16,359,871,  (representing
     33.9 % of sales) has increased from $7,316,524 (representing 34.1% of sales) for the comparative period in the prior year.

     Included in Selling, General and Administrative costs are the following non-cash charges:


                                                   1998                  1997
                                                   ----                  ----

Depreciation                                    586,804               357,338
Amortisation of intangibles and other assets    290,649               237,274
                                                -------               -------
                                                877,435               594,612
                                                -------               -------
Percentage of total sales                           3.5                   2.8


Intangibles are principally goodwill, trademarks, intellectual property and restraint of trade agreements.

        The selling, general and administrative costs of the individual business segments as a percentage of sales for the three months ended September 30, is as follows:


                                                     1998                  1997
                                                        %                     %
                                                     ----                  ----

Processed Foods                                      35.8                  33.7
Lifestyle Products                                   21.0                     -
Packaging equipment and materials                    28.6                  33.4
Industrial Manufacturing                             27.4                  28.6
Corporate (Percentage of total sales)                 0.9                   2.2

        The  overall  decrease  in  the  percentage  of  selling,   general  and
        administrative costs can be explained by the following:


        o      Packaging equipment and materials and Industrial manufacturing

               Lower operating costs due to more efficient operations and restructuring within this sector.

        o      Lifestyle Products

               Low selling, general and administrative costs in the Lifestyle sector as compared to the other business segment has resulted in an overall decrease in the Company's total Selling, General and Administrative costs as a percentage of sales.


     INTEREST EXPENSE

     Interest expense of $106,536 has decreased from an income of $175,741 for the comparative period in the prior year.

     Interest for the quarter ended September 30, 1998 consists of:

     o Interest income earned on First South Africa Corp's cash balances and surplus funds in the processed foods business.

     o Interest expense incurred in the other operating business segments and interest expense of approximately $330,000 on the 9% and floating rate convertible debenture issuances that were completed in August and October 1997.



     OTHER INCOME

     Other income of $87,209 has decreased from $243,082 for the comparative period in the prior year.

     Other income consists primarily of rebates, discounts received, commissions and government incentives earned by the operating subsidiaries.

     The decrease is attributable to a decrease in government incentives received.


     NET INCOME

     Net loss from consolidated subsidiaries of $5,338,553 has decreased from an income of $1,419,327, a significant decrease over the comparative period in the prior year.

     Included in the loss for the current quarter is a provision of $4,633,825 for share repurchase charges in terms of agreements reached with the previous vendors of several of the food segment businesses in terms of which the price at which First South Africa Corp., Ltd shares were held in escrow on their behalf was warranted at a certain level. These vendors have exercised a put option on the Company, requiring the repurchase of the escrow shares resulting in the extraordinary charge.

     A provision of $500,000 has also been raised for future retrenchment costs in the packaging segment as the Company proceeds with the restructure of the businesses in this segment.

     Net loss of $5,749,964 represents a loss of $0.76 a share as compared to net income of $988,626 representing $0.18 per share in the comparative period in the prior year. After factoring out the extraordinary provisions, the loss per share for the current quarter equates to $0.08 per share.

     The reason for the loss is due to the poor performance of the packaging and industrial manufacturing segments.

     The  current  market  value  of the  Company's  65%  stake in First SA Food
     Holdings Limited is approximately $39 million. The Company intends to continue to spin off minority interests in the subsidiary groups which will result in the provision for minority interests increasing in future periods. This will continue to effect comparative earnings per share data. Currently the Company owns an effective 84.3% interest in the lifestyle segment.

     For purposes of the Company's earnings per share calculation the Company had a weighted average 7,584,325 shares outstanding as opposed to 5,495,119 for the comparative period in the prior year.

     The shares in issue includes an additional 1,173,476 shares issued on the conversion of certain Class A warrants and Class B warrants that were outstanding in terms of a warrant swap exercise performed during the prior fiscal year. This has had a negative impact on the basic earnings per share calculation.


FINANCING

o     Internally Generated funding

     As of September 30, 1998, the Company had net cash of $14,874,811 with working capital of $17,593,166. As of September 30, 1998, the Company had a total of $26,396,922 in debt, of which amount $20,656 million related to the Company's 9% and increasing rate subordinated convertible debentures with the remainder being bank debt. Of the bank debt, $1,869,711 was classified as current.

     Cash flows utilized by operating activities for the period ended September 30,1998 totaled $153,165. Cash flows used in investing activities totaled $2,698,300 of which the Company realized $49,191 on the disposal of one of its non-core operating subsidiaries. The Company expended $2,085,313 on additional purchase price payments and purchased $622,072 in net additions to property, plant and equipment of its subsidiaries. Net cash utilized in financing activities amounted to $405,228. This included the redemption of debentures amounting to $2,733,810.


o     Future commitments

     Under the various acquisition agreements, the Company anticipates having to spend approximately $4.62 million in cash for its purchase price warrantees issued to the previous vendors of Piemans Pantry, Seemann's Quality Meat Products, Fifers Bakery and Astoria Bakery. The Company has contingent payments over the next 12 months amounting to approximately $3,212,536. The Company anticipates that this cash and operating cash flows will be sufficient to fully fund these payments as well as fund the capital expenditures for its various operations. Excess cash will also be utilized to fund additional acquisitions. The Company anticipates that any longer term contingent acquisition payments will be funded out of operating cash flows of the acquired entities.

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


YEAR 2000 COMPLIANCE

     o          State of Readiness

               Due to the nature and type of the Company's operations, none of the operating entities have very sophisticated Information Technology ("IT") and non IT systems. The majority of the Management information systems within the group are purchased software packages.

               Operating management in each operating entity has evaluated or is currently evaluating the Year 2000 readiness of the management information systems and software upgrades have been purchased or which ordered to ensure that the Cmpany will be Year 2000 compliant from an information management perspective.

               The extent of usage of non IT systems within the group is limited to a small number of systems, which are in the process of being tested to ensure year 2000 compliance. These processes, however are not of the nature that would materially disrupt the functioning of the Company should any particular process fail.

               While evaluating the management Information Systems, a thorough check of all hardware within the Company is being carried out, where necessary changes and upgrades are being made to ensure that the Company is year 2000 compliant. These changes are not expected to be material and the costs have already being provided for where the amounts are considered to be significant.


     o          Costs to address year 2000 issues

               Based on the  assessments  already carried out by the Company and the ongoing assessments being performed, the costs that have materialized to date and the costs that are expected to materialize are not material to the Company or each individual entity as a whole. However, there can be no guarantee that the costs involved will not be material should a significant problem be subsequently discovered.

               The costs incurred to date have typically been to replace aging hardware, which has not amounted to material amounts and were already provided for in general capital expenditure budgets, and to upgrade the existing purchased software, in each case upgrades are available from the software suppliers who certify year 2000 compliance. The costs incurred on the software upgrades have not being material to date.

        o       Risk associated with Year 2000 issues

               Based on risk assessments already carried out and assessments which are due to take place, the Company feels that due to the level of IT sophistication within the Company that the risk of ceasing production and distribution completely is minimal.

               The Company is able to support a manual record keeping system temporarily should there be a total IT system failure.

               In management's opinion, the significant risks that face the Company are the states of readiness of the utility suppliers, the Company's major suppliers, customers and bankers.

               Steps have been taken to ensure that these suppliers, customers and bankers have confirmed there state of readiness to us and what steps are being taken by them to ensure that they are fully year 2000 compliant.

               The possible impact on the Company from this risk is significant and all steps are being taken to ensure that this risk is adequately addressed.

     o          Continency plans

               The Company is developing a contingency plan which will ensure that the production and distribution and the recording of all transactions will be adequately covered should there be a significant problem. However, the Company can provide no assurance that its plans will be sufficient to prevent disruption and the likely impact that this may have on the Company as a whole.

               Where possible, alternative sources of supply have been identified, should there be a significant disruption from one of our suppliers. However, because there are significant suppliers of the Company which are sole suppliers, the Company may be unable to cover this risk sufficiently and, therefore the Company is attempting to the best of our ability to assess the state of readiness of these suppliers.




QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


    o The Company has used derivative financial instruments primarily to reduce exposure to adverse fluctuations in foreign exchange rates with respect to certain overseas purchases in order to lock in a specified exchange rate. The Company does not enter into derivative financial instruments for trading purposes. As a matter of policy all derivative positions are used to reduce risk by hedging underlying economic exposure. The derivatives the Company has used in the past were straight-forward instruments with liquid markets.



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

Dated:         November 13, 1998

FIRST SOUTH AFRICA CORP., LTD.


By:     /s/    Clive Kabatznik
        ----------------------------------
        Clive Kabatznik
        Chief Executive Officer, President