Form 10-Q
period 1998-12-31
FIRST SOUTH AFRICA CORP LTD
filed 1999-02-16
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934

          For the quarterly period ended December 31, 1998
                                         -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the transition period from     to


                         Commission file number 0-27494

                         FIRST SOUTH AFRICA CORP., LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

                     Bermuda                         Not Applicable
-----------------------------------     ----------------------------------------
(State or Other Jurisdiction of              (IRS Employer Identification No.)
 Incorporation or Organization)

             Clarendon House, Church Street, Hamilton HM CX, Bermuda
--------------------------------------------------------------------------------
             (Address of Principal Executive Offices with Zip Code)

        Registrant's Telephone Number, Including Area Code: 809-295-1422

--------------------------------------------------------------------------------
Former  Name,  Former  Address and Former  Fiscal  Year,  if Changed  Since Last
Report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of February 13, 1999 was 5,705,966

                         First South Africa Corp., Ltd.

Item 1

Unaudited Consolidated Balance Sheets at December  31, 1998 and June 30, 1998

Unaudited Consolidated Statements of Income for the three months and for the six months ended December 31, 1998 and 1997

Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 1998 and 1997

Unaudited Consolidated Statement of Changes in Stockholders' Investment for the period June 30, 1998 to December 31, 1998

Notes to the unaudited  Consolidated Financial Statements


Item 2: Management's Discussion and Analysis of Financial Condition and Results of operations

Item 3: Quantitative and Qualitative Disclosures About Market Risk


PART II.    OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

SIGNATURES

                         FIRST SOUTH AFRICA CORP., LTD.

                      UNAUDITED CONSOLIDATED BALANCE SHEETS




                                     ASSETS
                                                                December 31,            June 30,
                                                                        1998                1998
                                                                           $                   $
                                                                  ----------          ----------

Current assets
     Cash on hand                                                 14,693,204          17,948,991
     Trade accounts receivable                                    22,752,977          16,871,292
     Less: Allowances for bad debts                                 (640,648)           (833,785)
                                                                 ------------        ------------
                                                                  22,112,329          16,037,507
     Inventories (net)                                            12,434,152          11,742,613
     Prepaid expenses and other current assets                     3,384,827           1,711,428
                                                                  ----------         -----------
              Total current assets                                52,624,512          47,440,539
Property, plant and equipment                                     31,030,858          31,410,837
Less: Accumulated depreciation                                   (11,860,821)        (11,423,572)
                                                                 ------------        ------------
                                                                  19,170,037          19,987,265
Intangible assets (net)                                           18,772,232          20,045,983
Deferred charges (net)                                             1,021,660           1,448,199
Other assets                                                         350,465             261,735
                                                                 -----------        ------------
                                                                  91,938,906          89,183,721
                                                                  ==========          ==========




                         FIRST SOUTH AFRICA CORP., LTD.

                      UNAUDITED CONSOLIDATED BALANCE SHEETS





                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
                                                                                   December 31,             June 30,
                                                                                           1998                 1998
                                                                                              $                    $
                                                                                   ------------             --------

Current liabilities
     Bank overdraft payable                                                           4,775,191            2,787,965
     Current portion of long term debt                                                1,088,006            2,256,275
     Trade accounts payable                                                          13,767,686            9,205,092
     Other provisions and accruals                                                    6,333,377            4,506,770
     Dividend payable                                                                         -              558,185
     Other taxes payable                                                                565,097            1,064,432
     Income tax payable                                                               2,218,384            1,790,874
                                                                                     ----------            ---------
              Total current liabilities                                              28,747,741           22,169,593
Long term debt                                                                       26,786,727           28,945,426
Deferred income taxes                                                                   689,396              529,405
                                                                                   ------------         ------------
                                                                                     56,223,864           51,644,424
                                                                                                          ----------
Stockholders' investment

Capital stock:

     A class common  stock, $0.01 par value - authorized  23,000,000 shares, issued
     and outstanding 4,293,731 shares (June 1998: 5,649,224 shares)                      42,938               56,492

     B class common stock, $0.01 par value - authorized 2,000,000 shares, issued
     and outstanding 1,822,500 shares                                                    18,223               18,223

     FSAH B Class common stock                                                              580                  539

     Preferred stock, $0.01 par value, - authorized 5,000,000 shares, issued and
     outstanding nil shares                                                                   -                    -

     Capital in excess of par                                                        26,976,443           28,288,404
Retained earnings                                                                    (2,565,653)           7,209,977
                                                                                    ------------         -----------
                                                                                     24,472,531           35,573,635
Minority stockholders' investment                                                    27,811,759           19,677,124
                                                                                     ----------           ----------
                                                                                     52,284,290           55,250,759
                                                                                     ----------           ----------
Foreign currency translation adjustments                                            (16,569,248)         (17,711,462)
                                                                                    ------------         ------------
                                                                                     35,715,042           37,539,297
                                                                                     ----------           ----------
                                                                                     91,938,906           89,183,721
                                                                                     ==========           ==========

                         FIRST SOUTH AFRICA CORP., LTD.

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                THE THREE MONTHS ENDED 30 SEPTEMBER 1998 AND 1997


                                                                                        1998                 1997
                                                                                           $                    $
                                                                                  ----------           ----------

Revenues                                                                          32,950,702           35,605,750
                                                                                  ==========           ==========
Operating expenses
     Cost of sales                                                                20,769,121           22,633,124
     Selling, general and administrative costs                                     8,980,704           10,381,827
                                                                                 -----------           ----------
                                                                                  29,749,825           33,014,951
                                                                                  ----------           ----------
Operating  income                                                                  3,200,877            2,590,799
Other income                                                                         208,057              391,826
Interest income/( expense)                                                          (458,896)              81,916
                                                                                    ---------         -----------
(Loss)/income from consolidated companies before taxation                          2,950,038            3,064,541
Provision for taxes on income                                                       (914,010)            (791,625)
                                                                                 ------------            ---------
                                                                                   2,036,028            2,272,916
Minority interest in consolidated subsidiary companies                            (1,102,264)            (728,534)
                                                                               --------------          -----------
Net income before extraordinary charges                                              933,764            1,544,382
     Extraordinary loss on restructure of group                                   (4,585,659)                   -
     Provision for loss on share price warranty                                     (373,771)                   -
     Retrenchment cost provision                                                           -                    -
                                                                           -----------------    -----------------
Net (loss)/income                                                                 (4,025,666)           1,544,382
Basic earnings per share                                                               (0,64)                0,24

Fully diluted earnings per share                                                       (0,39)                0,21
Weighted average number of shares outstanding
     Basic earnings per share                                                      6,254,649            5,383,492

     Fully diluted earnings per share                                              8,780,762            8,154,164

                         FIRST SOUTH AFRICA CORP., LTD.

                 UNAUDITED CONSOLIDATED STATEMENTS OF INCOME FOR
                 THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997


                                                                                                    1998                1997
                                                                                                       $                   $
                                                                                              -----------         ----------

Revenues                                                                                      58,215,578          57,067,182
                                                                                              ==========          ==========
Operating expenses
     Cost of sales                                                                            37,128,992          35,331,337
     Selling, general and administrative costs                                                17,550,941          17,698,351
                                                                                              ----------          ----------
                                                                                              54,679,933          53,029,688
                                                                                              ----------          ----------
Operating income                                                                               3,535,645           4,037,494
Other income                                                                                     295,266             634,911
Interest income/( expense)                                                                      (565,432)            257,657
                                                                                                ---------       ------------
Income from consolidated companies before income taxes                                         3,265,479           4,930,062
Provision for taxes on income                                                                 (1,434,179)         (1,237,819)
                                                                                              -----------         -----------
                                                                                               1,831,300           3,692,243
Minority interest in consolidated subsidiary companies                                        (1,513,675)         (1,159,235)
                                                                                              -----------          ----------
Net income before extraordinary charges                                                          317,625           2,533,008
     Extraordinary loss on restructure of group                                               (4,585,659)                  -
     Loss on share price warranty                                                             (5,007,596)                  -
     Retrenchment cost charge                                                                   (500,000)                  -
                                                                                             ------------          ---------
Net (loss)/income                                                                             (9,775,630)          2,533,008
Basic earnings per share                                                                           (1,41)               0,43

Fully diluted earnings per share                                                                   (0,93)               0,38


Weighted average number of shares outstanding                                                  6,910,833           5,897,115
     Basic earnings per share

     Fully diluted earnings per share                                                          9,491,389           8,308,144


                         FIRST SOUTH AFRICA CORP., LTD.

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                 THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                                                                                     1998               1997
                                                                                                        $                  $
                                                                                                    -----               ----


Cash flows from operating activities:
     Net income                                                                                (9,775,630)         2,533,008
     Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                                     1,901,574          1,656,970
              Capital redemption reserve fund                                                     281,250             (4,735)
              Deferred income taxes                                                               162,897                  -
              Net loss on sale of assets                                                                -             39,317
              Net gain on sale of subsidiary                                                     (384,919)                 -
              Net loss on redemption of Debenture funding                                         282,359                  -
              Effect of changes in current assets and current liabilities                      (2,562,375)        (1,540,663)
              Effect of extraordinary provisions raised                                                 -                  -
              Net gain on First SA Food shares purchased from minorities                          (33,655)                 -
              Net loss on dilution of holding in First SA Food Holdings Limited                   281,020                  -
              Extraordinary restructure write off of intangibles                                4,585,659                  -
              Minority interest in consolidated subsidiary companies                            1,513,675          1,159,235
                                                                                                ---------          ---------
Net cash (utilised)/provided by operating activities                                           (3,748,145)         3,843,132
                                                                                               -----------         ---------
Cash flows from investing activities:

     Additions to property, plant and equipment                                                (1,818,244)        (2,571,840)
     Proceeds on disposal of property, plant and equipment                                        767,629             58,749
     Proceeds on disposal of investment in First SA Lifestyle Holdings Limited                          -          3,507,424
     Additional purchase price payments                                                        (2,085,313)        (2,848,220)
     Other assets acquired                                                                        (89,019)          (194,307)
     Acquisitions of subsidiaries (net of cash of $33,856)                                              -        (22,280,797)
     Proceeds on disposal of subsidiary (net of cash of $10,562)                                   48,262                  -
     Proceeds on disposal of part interest in First SA Food Holdings Limited                    4,559,222                  -
                                                                                                ----------       ------------
Net cash used in investing activities                                                           1,382,537        (24,328,991)
                                                                                                ---------        ------------
Cash flows from financing activities:

     Net (repayments)/borrowings in bank overdrafts                                             2,004,268          1,796,476
     Borrowings of long term debt                                                               1,493,164         16,047,060
     Redemption of debenture debt                                                              (2,733,910)                 -
     Reduction in deferred debt issue costs                                                             -           (883,843)
     Repayments in short term debt                                                             (1,158,727)           102,423
     (Redemption)/Proceeds on stock issues                                                     (2,088,674)         3,746,327
                                                                                               -----------         ---------
Net cash used in/(provided in) financing activities                                            (2,438,879)        20,808,443
                                                                                               -----------        ----------
Effect of exchange rate changes on cash                                                         1,548,700         (1,063,840)
                                                                                                ---------         -----------
Cash utilised by operations                                                                    (3,255,787)          (741,256)
Cash on hand at beginning of period                                                            17,948,991         19,889,111
                                                                                               ----------         ----------
Cash on hand at end of period                                                                  14,693,204         19,147,855
                                                                                               ==========         ==========

                         FIRST SOUTH AFRICA CORP., LTD.


          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' INVESTMENT



                                         First South   First South   First South
                                          frica Corp., Africa Corp.,  African
                                                 Ltd.          Ltd.  Holdings                                Foreign
                                             A class       B class    B Class    Capital in                  currency
                                              common        common     common     excess of     Retained  translation
                                               stock         stock      stock           par     earnings  adjustments        Total
                                                   $             $          $             $            $            $            $
                                          ----------      --------    -------    ----------     --------  -----------        -----

Balance at 30 June 1998                       56,492        18,223        539    28,288,404    7,209,977  (17,711,462)  17,862,173
Issuance of stock to FSAC escrow agent         2,434             -          -        (2,434)           -            -            -
Conversion of debentures                       1,272                                573,828                                575,100
Issuance of stock on additional
  purchase price payments                          -             -         41     1,033,572            -            -    1,033,613
Net income                                         -             -          -             -   (5,749,964)           -   (5,749,964)
Translation adjustment                             -             -          -             -           -       959,243      959,243
                                          ----------    ----------    -------    ----------    ----------- ----------   ----------
Balance at 30 September 1998                  60,198        18,223        580    29,893,370    1,460,013  (16,752,219)  14,680,165
Redemption of stock from FSAC escrow agent   (17,260)            -          -    (2,916,927)           -            -   (2,934,187)
Net loss                                           -             -          -             -   (4,025,666)           -   (4,025,666)
Translation adjustment                             -             -          -             -            -      182,971      182,971
                                          ----------     ---------     ------ -------------   -----------  -----------  ----------
Balance at 31 December 1998                   42,938        18,223        580    26,976,443   (2,565,653) (16,569,248)   7,903,283
                                              ======        ======        ===    ==========   ===========  ===========   =========


                         FIRST SOUTH AFRICA CORP., LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997





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


2.   ACQUISITIONS AND DISPOSALS OF SUBSIDIARIES

     The Company disposed of its 70% shareholding in Humidair (Pty) Ltd for a consideration of $58,824, realizing a loss on disposal of $15,409.

     The Company disposed of its 100% interest in First Strut (Pty) Ltd for a consideration of $nil, realizing a profit on disposal of $400,327.

     The Company sold its 84.3% interest in First SA Lifestyle Holdings Limited to First SA Food Holdings Limited in which an effective 57,5% interest has been retained, this has resulted in a restructuring charge of $4,585,659 being charged to the income statement.

     The Company is required to make additional payments to the former owners based on a multiple of pre tax earnings. These payments are to be made by the issue of stock and cash over the next three years.

                         FIRST SOUTH AFRICA CORP., LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997



2.   ACQUISITIONS AND DISPOSALS OF SUBSIDIARIES (continued)

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

                         FIRST SOUTH AFRICA CORP., LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997



3.   SUMMARY OF ACCOUNTING POLICIES (continued)

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

                         FIRST SOUTH AFRICA CORP., LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997



3.   SUMMARY OF ACCOUNTING POLICIES (continued)

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


4.   INVENTORIES

     Inventories consist of the following:


                                                 December 31,        June 30,
                                                         1998            1998
                                                 ------------        --------

                                                            $               $
Finished goods                                      6,107,855       7,156,784
Work in progress                                      556,544         649,465
Raw materials and ingredients                       4,900,390       3,220,748
Supplies                                            1,119,841         959,396
                                                 ------------      ----------
Inventories (Gross)                                12,684,630      11,986,393
Less:   Valuation allowances                         (250,478)       (243,780)
                                                 -------------   ------------
Inventories (Net)                                  12,434,152      11,742,613
                                                   ==========      ==========

                         FIRST SOUTH AFRICA CORP., LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997




5.   EXTRAORDINARY SHARE REPURCHASE CHARGE

     In terms of agreements reached with the previous vendors of Piemans Pantry, Seemann's Quality Meat Products, Gull Foods and Fifers Bakery, the Company warranted the First South Africa Corp share price at September 30, 1998. The charge of $5,007,596 represents the revised aggregate shortfall on the warranted share price at the prevailing exchange rate at December 31, 1998. In terms of the agreements entered with the previous vendors they have exercised a put option on the Company, which resulted in their shares being repurchased and cancelled in the second quarter of the current financial year.


6.   RETRENCHMENT COST PROVISION

     A retrenchment cost provision of $500,000 has been raised to take into account the future costs expected in the manpower reductions in the packaging segment which is currently undergoing extensive reorganization.


7.   EARNINGS PER SHARE

     Earnings per share data is calculated as follows:



Basic earnings per share for the quarter (1998)

Net income available to common stockholders                                                      (4,025,666)
                                                                                                 ===========

                                                             Shares         Fraction of            weighted
Dates outstanding                                        Outstanding             period      average shares
                                                         -----------        -----------      --------------

Balance at October 1, 1998                                7,837,708                 1,0           7,837,708
Redemption of escrow shares during the quarter           (1,583,059)                1,0          (1,583,059)
Weighted average shares                                   6,254,649                               6,254,649
                                                          ---------                               ---------



Diluted earnings per share for the quarter (1998)

Net income available to common stockholders                                                       (4,025,666)
Add impact of assumed conversions                                                                    643,100
                                                                                                  ----------
Adjusted net income available to common stockholders                                              (3,382,566)
                                                                                                  -----------
Weighted average shares                                                                            6,254,649
Warrants and options not yet exercised                                                                     -
9% convertible debentures                                                                            947,166
Increasing rate debentures                                                                         1,578,947
                                                                                                   ---------
Adjusted weighted average shares                                                                   8,780,762
                                                                                                   ---------

                         FIRST SOUTH AFRICA CORP., LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997


7.   EARNINGS PER SHARE (continued)

Basic earnings per share for the quarter (1997)

Net income available to common stockholders                                                                      1,544,382
                                                                                                                 =========

                                                                            Shares         Fraction of            weighted
Dates outstanding                                                      outstanding              period      average shares
                                                                       -----------         -----------      --------------

Balance at October 1, 1997                                               5,603,791                1,00           5,603,791
Acquisition of subsidiaries on October 1, 1997                             211,224                1,00             211,224
Options converted to shares during the quarter                              10,000                0,60               5,978
Warrants converted to shares during the quarter                             74,401                0,81              59,891
Warrants swapped into shares during the quarter                          1,173,476                0,39             458,998
                                                                         ---------                              ----------
Weighted average shares                                                  7,072,892                               6,339,882
                                                                         ---------                               ---------



Diluted earnings per share for the quarter (1997)

Net income available to common stockholders                                                                       1,544,382
Add impact of assumed conversions                                                                                   391,590
                                                                                                                 ----------
Adjusted net income available to common stockholders                                                              1,935,972
                                                                                                                  ---------
Weighted average shares                                                                                           6,339,882
Warrants and options not yet exercised                                                                              160,090
9% convertible debentures                                                                                         1,666,667
Increasing rate debentures                                                                                        1,052,631
                                                                                                                  ---------
Adjusted weighted average shares                                                                                  9,219,270
                                                                                                                  ---------

Basic earnings per share for the year to date (1998)

Net income available to common stockholders                                                                      (9,775,630)
                                                                                                                 ===========

                                                                            Shares         Fraction of             weighted
Dates outstanding                                                      outstanding              period       average shares
                                                                       -----------         -----------       --------------

July 1, 1998                                                             7,472,324                1,00            7,472,324
July 1 - September 30, 1998
Additional purchase price payments                                         242,684                0,51              122,661
Warrants converted to shares during the quarter                            122,700                0,95              116,032
October 1 - December 31, 1997
Redemption of escrow shares during the quarter                          (1,583,059)               0,51             (800,134)
                                                                        -----------               ----             ---------
Weighted average shares                                                  7,072,892                                6,910,883
                                                                         ---------                                ---------

                         FIRST SOUTH AFRICA CORP., LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997



7.   EARNINGS PER SHARE (continued)


Diluted earnings per share for the year to date (1998)
Net income available to common stockholders                                                                      (9,775,630)
Add impact of assumed conversions                                                                                   979,963
                                                                                                                 ----------
Adjusted net income available to common stockholders                                                             (8,795,667)
                                                                                                                 -----------
Weighted average shares                                                                                           6,910,883
Warrants and options not yet exercised                                                                                    -
9% convertible debentures                                                                                         1,001,559
Increasing rate debentures                                                                                        1,578,947
                                                                                                               ------------
Adjusted weighted average shares                                                                                  9,491,389
                                                                                                                  ---------



Basic earnings per share for the year to date (1997)

Net income available to common stockholders                                                                       2,533,008
                                                                                                                  =========

                                                                            Shares         Fraction of             weighted
Dates outstanding                                                      outstanding              period       average shares
                                                                       -----------         -----------       --------------

July 1, 1997                                                             5,359,615                1,00            5,359,615
July 1 - September 30, 1997
Additional purchase price payments                                          57,127                50,5               28,874
Acquisition of subsidiaries                                                 27,624                50,5               13,962
Warrants converted to shares during the quarter                            159,425                79,4              126,617
October 1 - December 31, 1997
Acquisition of subsidiaries on October 1, 1997                             211,224                0,50              105,612
Options converted to shares during the quarter                              10,000                0,30                2,989
Warrants converted to shares during the quarter                             74,401                40,2               29,946
Warrants swapped into shares during the quarter                          1,173,476                                  229,500
                                                                         ---------                               ----------
Weighted average shares                                                  7,072,892                                5,897,115
                                                                         ---------                                ---------



Diluted earnings per share for the year to date (1997)

Net income available to common stockholders                                                                       2,533,008
Add impact of assumed conversions                                                                                   645,983
                                                                                                                 ----------
Adjusted net income available to common stockholders                                                              3,178,991
                                                                                                                  ---------
Weighted average shares                                                                                           5,897,115
Warrants and options not yet exercised                                                                              218,046
9% convertible debentures                                                                                         1,666,667
Increasing rate debentures                                                                                          526,316
                                                                                                                 ----------
Adjusted weighted average shares                                                                                  8,308,144
                                                                                                                 ----------

Item 2: Management's Discussion and Analysis of Financial Condition and Results of operations


BACKGROUND AND HISTORY

The Company was incorporated in September 1995 with the intention to actively pursue acquisitions in South Africa and , if appropriate other countries as well.

First South Africa Corp has, through its South African subsidiary, First South African Holdings (Pty) Ltd, acquired fourteen South African subsidiaries.

These acquisitions are listed below and are engaged in the following industry segments:

     Processed Foods

Piemans Pantry
Astoria Bakery
Seemann's Quality Meat Products
Gull Foods
Fifers Bakery


     Lifestyle Products

SA Leisure
Galactex
Republic Umbrella
Tradewinds


     Packaging Equipment and Materials

Starpak
Pakmatic
Pacforce


     Industrial Manufacturing

L.S. Pressings


Europair



FINANCING


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

The average rate for the South African Rand against the U.S. Dollar for the periods presented in this report are as follows:


                                          Three Months          Three Months
                                                 ended                 ended
                                          December 31,          December 31,
                                                  1998                  1997
                                          ------------          ------------

Rate of exchange vs $1                            5,80                  4,86
Depreciation                                      19,3%

                                            Six Months            Six Months
                                                 ended                 ended
                                          December 31,          December 31,
                                                  1998                  1997
                                          -------------         ------------

Rate of exchange vs $1                            5,97                  4,76
Depreciation                                      24,6%

The annual rate of inflation for South Africa was approximately 7% as reported by the South African Central Statistical services.

The result reflected below is therefore greater than inflation adjusted South African Rand for both revenue and earnings growth.

COMPARISON TO PRIOR PERIODS

In analyzing the Company's results it should be noted that, in response to the current emerging market crisis, management have modified their strategy in regard to the future growth of the Company's operations in South Africa. During the quarter ended December 31, 1998, a subsidiary of the Company received outside shareholder approval to complete the merger of its Lifestyle Products operations with its Johannesburg Stock Exchange listed subsidiary First SA Food Holdings. This merger resulted in the Company having a current 57.5% stake in the enlarged listed Company - First SA Lifestyle Holdings Ltd. In addition management disposed of two non core businesses during the three months ended December 31, 1998. Management will continue to seek the sale of non core businesses and anticipates that the future growth of the Company's South African operations will be mainly generated through First SA Lifestyle Holdings. Future growth of this subsidiary may require further financing from South African sources and may result in the Company's ownership in this subsidiary falling below 50%. It is management's belief that the Company's underlying value is linked to the public value placed on the shares of First SA Lifestyle Holdings. The value of the Company's shareholding in this subsidiary based on a closing price of R2.80 and an exchange rate of R6.10 to the US dollar on February 12, 1999, was approximately $41 million.

THREE MONTHS ENDED DECEMBER 31, 1998 VERSUS DECEMBER 31 1997


     SALES

        Sales have decreased by 7,5 % to $32,950,702 from $35,605,750.

        This decrease is primarily attributable to the deterioration in the relative value of the South African Rand to the US Dollar. The increase in revenues in rand terms amounted to 9.3%.


        The contribution by the individual business segments towards total sales for the three months ended December 31, is as follows:


                                                      1998           1997
                                                         %              %
                                                      ----           ----

Processed Foods                                       47,3           44,8
Lifestyle Products                                    31,8           31,5
Packaging equipment and materials                      9,1           10,6
Industrial Manufacturing                              11,8           13,1
                                                     -----          -----
                                                     100,0          100,0
                                                     -----          -----

      The Rand value of sales in the Food and Lifestyle business segments have increased over the prior period, however sales value in the Industrial Manufacturing and Packaging segments has decreased over the prior year. The overall Rand increase can be explained by:

        o Increase in demand for the Company's products as the middle class base of consumers continues to grow as South Africa's transition to more broad based economic participation moves forward.

        o Additional capital expenditure on increasing manufacturing capacity has been made to exploit the additional demand being experienced.

        o Significant gains in export orders have been made by the Lifestyle segment, providing a natural hedge against currency deteriorations.

        o The decrease in sales in the Industrial and packaging segment is due to management's change of focus away from these sectors which is not regarded as core business, as well as difficult trading conditions experienced due to the high relative interest rates and the difficult economic environment prevalent in South Africa.

     COST OF SALES

     Cost of  goods  sold of  $20,769,121,  (Representing  63,0% of  sales)  has
     decreased  from   $22,633,124   (Representing   63,5%  of  sales)  for  the
     comparative period in the prior year.


                      The cost of goods sold by the individual business segments as a percentage of sales for the three months ended December 31, is as follows:


                                                         1998           1997
                                                            %              %
                                                         ----           ----

Processed Foods                                          55,3           56,4
Lifestyle Products                                       66,7           63,4
Packaging equipment and materials                        77,8           74,9
Industrial Manufacturing                                 72,5           73,0

     The overall decrease in the percentage of cost of goods sold can be explained by the deterioration of the relative value of the Rand to the US Dollar. The segment analysis is presented below.

     o  Processed Foods

        The cost of goods sold in this segment has decreased due to operational efficiencies being realised.

     o  Packaging equipment and materials

        The difficult trading conditions experienced during the 1998 quarter has resulted in a deterioration of the margins realised by this operating sector.

     o  lifestyle Products

        This segment's margins are low due to the competitive nature of the products necessitating reasonably low margins overall.

        The deterioration of the margin over the prior period is due to the difficult trading conditions being experienced in South Africa. These conditions are as a result of the emerging market crisis and the unacceptably high level of real interest rates prevailing in South Africa.

     SELLING, GENERAL AND ADMINISTRATIVE COSTS

     Selling, General and Administrative costs of $8,980,704, (Representing 27,3 % of sales) has decreased from $10,381,827 (Representing 29,2% of sales) for the comparative period in the prior year.

     Included in Selling, General and administrative costs are the following non cash charges:


                                                           1998          1997
                                                           ----          ----

Depreciation                                            718,937       357,338
Amortisation of intangibles and other assets            305,184       237,274
                                                        -------       -------
                                                      1,024,121       594,612
                                                      ---------       -------
Percentage of total sales                                   3,1           1,7

     Intangibles are principally Goodwill, trademarks, Intellectual property and Restraint of Trade agreements.

     The selling, general and administrative costs of the individual business segments as a percentage of sales for the three months ended December 31, is as follows:


                                                      1998            1997
                                                         %               %
                                                      ----            ----

Processed Foods                                       34,7            31,2
Lifestyle Products                                    19,5            26,9
Packaging equipment and materials                     34,7            34,5
Industrial Manufacturing                              23,0            28,6
Corporate (Percentage of total sales)                  2,9             1,7

        The changes in the percentage of Selling, general and administrative costs can be explained by the following:

        o             Processed Foods

                      Increased selling, General and administration costs due to a large fixed cost component of the food segment which experienced lower than expected turnovers..

        o             Lifestyle Products

                      Low Selling, general and administrative costs in the Lifestyle sector as compared to the other business segment has resulted in an overall decrease in the Company's total Selling, General and Administrative costs as a percentage of sales.

                      A concerted effort has been made by the Lifestyle segment to reduce overhead expenditure in line with the general slow down in the economy.

     INTEREST EXPENSE

     Interest expense of $458,896 has decreased from an income of $81,916 for the comparative period in the prior year.

     Interest for the quarter ended December 31, 1998 consists of:

     o Interest expense on the debenture finance raised, including a charge of $281,250 for the debenture redemption reserve fund.

     o Interest expense incurred in the other operating business segments, which has offset interest income earned on surplus cash in the Food segment.



     OTHER INCOME

     Other income of $208,057 has decreased from $391,826 for the comparative period in the prior year.

     Other income consists primarily of rebates, discounts received, commissions and government incentives earned by the operating subsidiaries.

     The decrease is attributable to a decrease in government incentives received.



     NET INCOME

     Net loss from consolidated subsidiaries of $(4,025,666) has decreased from an income of $1,544,382, a significant decrease over the comparative period in the prior year.

     Included in the loss for the current quarter is a loss on the restructure of the group of $4,585,659 arising on the disposal of the Lifestyle interests to First SA Food Holdings Limited and the subsequent change of name of that company to First Lifestyle Holdings Limited. The loss represents the revalue of Goodwill and Trademarks in the Lifestyle segment to represent fair value at the time of the transaction. An additional provision of $373,771 for share repurchase charges in terms of agreements reached with the previous vendors of several of the food segment businesses in terms of which the price at which First South Africa Corp., Ltd shares were held in escrow on their behalf was warranted at a certain level. These vendors have exercised a put option on the Company, requiring the repurchase of the escrow shares resulting in the extraordinary charge.

     Net loss of $4,025,666 represents a loss of $0,64 a share as compared to net income of $1,544,382 representing $0,24 per share in the comparative period in the prior year. After factoring out the extraordinary provisions raised the income per share for the current quarter equates to $0,15 per share.

     The current market value of the Company's 57,5% stake in First Lifestyle Holdings Limited is approximately $39,5 million. The Company intends to continue to spin off minority interests in the subsidiary groups which will result in the provision for minority interests increasing in future periods. This will continue to effect comparative earnings per share data.

     For purposes of the Company's earnings per share calculation the Company had a weighted average 6,254,649 shares outstanding as opposed to 5,383,492 for the comparative period in the prior year.

     The shares in issue includes an additional 1,173,476 shares issued on the conversion of certain A warrants and B warrants that were outstanding in terms of a warrant swap out exercise performed during the prior fiscal year. This has had a negative impact on the basic earnings per share calculation.



COMPARISON TO PRIOR PERIODS

o    SIX MONTHS ENDED DECEMBER 31, 1998 VERSUS DECEMBER 31 1997


     SALES

        Sales have decreased by 2,0 % to $58,215,578 from $57,067,182.

        This   decrease  in  real  terms  is  primarily   attributable   to  the
        deterioration in the relative value of the South African Rand to the US Dollar. The increase in revenues in rand terms amounted to 25,7%.


        The contribution by the individual business segments towards total sales for the six months ended December 31, is as follows:


                                                         1998         1997
                                                            %            %
                                                         ----         ----

Processed Foods                                          48,5         52,9
Lifestyle Products                                       29,3         20,0
Packaging equipment and materials                         9,3         10,8
Industrial Manufacturing                                 12,9         16,3
                                                        -----        -----
                                                        100,0        100,0
                                                        -----        -----

      The Rand value of sales in the Food, Lifestyle and Packaging business segments have increased over the prior period, however sales value in the Industrial Manufacturing segments has decreased over the prior year. The overall Rand increase can be explained by:

        o Increase in demand for the Company's products as the middle class base of consumers continues to grow as South Africa's transition to more broad based economic participation moves forward.

        o Additional capital expenditure on increasing manufacturing capacity has been made to exploit the additional demand being experienced.

        o Significant gains in export orders have been made by the Lifestyle segment, providing a natural hedge against currency deteriorations.

        o The decrease in sales in the Industrial segment is due to management's change of focus away from this sectors which is not regarded as core business, as well as difficult trading conditions experienced due to the high relative interest rates and the difficult economic environment prevalent in South Africa.

     COST OF SALES

     Cost of  goods  sold of  $37,128,992,  (Representing  63,8% of  sales)  has
     increased  from   $35,331,337   (Representing   61,9%  of  sales)  for  the
     comparative period in the prior year.


                      The cost of goods sold by the individual business segments as a percentage of sales for the six months ended December 31, is as follows:


                                                           1998    1997
                                                              %       %
                                                           ----    ----

Processed Foods                                            56,2    56,5
Lifestyle Products                                         70,0    63,4
Packaging equipment and materials                          79,3    76,0
Industrial Manufacturing                                   70,6    70,3

     The overall increase in the percentage of cost of goods sold can be explained by the deterioration of the South African economy and the relative high interest rates which led to difficult economic trading environments.

     o  Processed Foods

        The cost of goods sold in this segment has decreased due to operational efficiencies being realised.

     o  Packaging equipment and materials

        The difficult trading conditions experienced during the 1998 quarter has resulted in a deterioration of the margins realised by this operating sector.

     o  lifestyle Products

        This segments margins are low due to the competitive nature of the products necessitating reasonably low margins overall. The decrease in margins has been necessary to cover the largely fixed portion of manufacturing overhead in certain of the operations.

        The deterioration of the margin over the prior period is due to the difficult trading conditions being experienced in South Africa. These conditions are as a result of the emerging market crisis and the unacceptably high level of real interest rates prevailing in South Africa.

     SELLING, GENERAL AND ADMINISTRATIVE COSTS

     Selling, General and Administrative costs of $17,550,941, (Representing 30,2 % of sales) has decreased from $17,698,351 (Representing 31,01% of sales) for the comparative period in the prior year.

     Included in Selling, General and administrative costs are the following non cash charges:


                                                       1998            1997
                                                       ----            ----

Depreciation                                      1,305,741       1,080,237
Amortisation of intangibles and other assets        595,833         576,733
                                                    -------         -------
                                                  1,901,574       1,656,970
                                                  ---------       ---------
Percentage of total sales                               3,3             2,9

     Intangibles are principally Goodwill, trademarks, Intellectual property and Restraint of Trade agreements.

     The selling, general and administrative costs of the individual business segments as a percentage of sales for the six months ended December 31, is as follows:


                                                        1998          1997
                                                        -----         ----
                                                           %             %

Processed Foods                                         33,7          32,8
Lifestyle Products                                      20,1          26,9
Packaging equipment and materials                       31,9          34,1
Industrial Manufacturing                                25,2          28,6
Corporate (Percentage of total sales)                    2,9           1,7

        The changes in the percentage of Selling, general and administrative costs can be explained by the following:

        o             Processed Foods

                      Increased selling, General and administration costs due to a large fixed cost component of the food segment which experienced lower than expected turnovers.

        o             Lifestyle Products

                      Low Selling, general and administrative costs in the Lifestyle sector as compared to the other business segment has resulted in an overall decrease in the Company's total Selling, General and Administrative costs as a percentage of sales.

                      A concerted effort has been made by the Lifestyle segment to reduce overhead expenditure in line with the general slow down in the economy.


                      Due  to  the  poor   performance  of  the  industrial  and
                      manufacturing sectors, a conscious effort has been made to reduce the level of overhead expenditure.

     INTEREST EXPENSE

     Interest expense of $565,432 has decreased from an income of $257,657 for the comparative period in the prior year.

     Interest for the six months ended December 31, 1998 consists of:

     o Interest expense on the debenture finance raised, including a charge of $281,250 for the debenture redemption reserve fund.

     o Interest expense incurred in the other operating business segments, which has offset interest income earned on surplus cash in the Food segment.



     OTHER INCOME

     Other income of $295,266 has decreased from $634,911 for the comparative period in the prior year.

     Other income consists primarily of rebates, discounts received, commissions and government incentives earned by the operating subsidiaries.

     The decrease is attributable to a decrease in government incentives received.



     NET INCOME

     Net loss from consolidated subsidiaries of $(9,775,630) has decreased from an income of $2,533,008, a significant decrease over the comparative period in the prior year.

     Included in the loss for the current year is a loss on the restructure of the group of $4,585,659 arising on the disposal of the Lifestyle interests to First SA Food Holdings Limited and the subsequent change of name of that company to First Lifestyle Holdings Limited. The loss represents the revalue of Goodwill and Trademarks in the Lifestyle segment to represent fair value at the time of the transaction. A provision of $5,007,596 for share repurchase charges in terms of agreements reached with the previous vendors of several of the food segment businesses in terms of which the price at which First South Africa Corp., Ltd shares were held in escrow on their behalf was warranted at a certain level. These vendors have exercised a put option on the Company, requiring the repurchase of the escrow shares resulting in the extraordinary charge. A retrenchment provision of $500,000 was also raised to restructure the non performing companies within the Packaging and Industrial sectors.

     Net loss of $9,775,630 represents a loss of $1,41 a share as compared to net income of $2,533,008 representing $0,43 per share in the comparative period in the prior year. After factoring out the extraordinary provisions raised the income per share for the current quarter equates to $0,05 per share.

     For purposes of the Company's earnings per share calculation the Company had a weighted average 6,910,883 shares outstanding as opposed to 5,897,115 for the comparative period in the prior year.

     The shares in issue includes an additional 1,173,476 shares issued on the conversion of certain A warrants and B warrants that were outstanding in terms of a warrant swap out exercise performed during the prior fiscal year. This has had an negative impact on the basic earnings per share calculation.

FINANCING

o     Internally Generated funding

     As of December 31, 1998, the Company had net cash of $14,693,204 with working capital of $23,876,771. As of December 31, 1998, the Company had a total of $26,786,727 in debt, of which amount $20,656,000 related to the Company's 9% and increasing rate subordinated convertible debentures with the remainder being bank debt. Of the bank debt, $1,088,006 was classified as current.

     Cash flows utilized by operating activities for the period ended September 30,1998 totaled $3,748,145. Cash flows used in investing activities totaled $2,698,300 of which the Company realized $48,242 on the disposal of one of its non core operating subsidiaries. The Company expended $2,085,313 on additional purchase price payments and purchased $1,818,244 in net additions to property, plant and equipment of its subsidiaries. Net cash utilized in financing activities amounted to $2,438,879. This included the redemption of debentures amounting to $2,733,810. An additional $5,559,222 was generated by the disposal of a part interest in First Lifestyle Holdings Limited.

o     Future commitments

     Under the various acquisition agreements, the Company anticipates having to spend approximately $0,62 million in cash for its purchase price warrantees issued to the previous vendors of Piemans Pantry, Seemann's Quality Meat Products, Fifers Bakery and Astoria Bakery. The Company has contingent payments over the next 12 months amounting to approximately $3,212,536. The Company anticipates that this cash and operating cash flows will be sufficient to fully fund these payments as well as fund the capital expenditures for its various operations. Excess cash will also be utilized to fund additional acquisitions. The Company anticipates that any longer term contingent acquisition payments will be funded out of operating cash flows of the acquired entities.

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


YEAR 2000 COMPLIANCE

     o                 State of Readiness

                      Due to the nature and type of operations falling under First South Africa Corp., Ltd., none of the operating entities have very sophisticated Information Technology ("IT") and non IT systems. The majority of the Management information systems within the group are purchased software packages.

                      Operating management in each operating entity has evaluated or is currently evaluating the Year 2000 readiness of the Management information systems and software upgrades have been purchased or on order to ensure that the Company will be Year 2000 compliant from a management information perspective.

                      The extent of usage of non IT systems within the group is limited to one or two cases, these systems are in the process of being tested to ensure year 2000 compliance, however these processes are not of he nature that would seriously disrupt the functioning of the Company should any particular process fail.

                      While evaluating the Management Information Systems, a thorough check of all hardware within the Company is being carried out, Where necessary changes and upgrades are being made to ensure that the Company is year 2000 compliant. These changes are not expected to be material and the costs have already been provided for where the amounts are considered to be significant.


    o                 Costs to address year 2000 issues

                      Based on the assessments already carried out by the Company and the ongoing assessments being performed, the costs that have materialized to date and the costs that are expected to materialize are not significant to the Company or each individual entity as a whole. However, there can be no guarantee that the costs involved will not be material should a significant problem be subsequently discovered.

                      The costs incurred to date have typically been to replace aging hardware, which has not amounted to material amounts and were already provided for in general capital expenditure budgets and to upgrade the existing purchased software, in each case upgrades are available from the software suppliers who certify year 2000 compliance. The costs incurred on the software upgrades have not been material to date.

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

                      Steps have been taken to ensure that these suppliers, customers and bankers have confirmed their state of readiness to us and what steps are being taken by them to ensure that they are fully year 2000 compliant.

                      The likely impact on the Company from this risk is significant and all steps are being taken to ensure that this risk is adequately addressed.

     o                Contingency plans

                      The Company is developing a contingency plan which will ensure that the production and distribution and the recording of all transactions will be adequately covered should there be a significant problem, however, we cannot guarantee that these plans will be sufficient to prevent disruption and the likely impact that this may have on the group as a whole.

                      Where possible, alternative sources of supply have been identified, should there be a significant disruption from one of our suppliers. However, because there are significant suppliers within the group which are sole suppliers, we may be unable to cover this risk sufficiently. As a result, we are attempting to the best of our ability to assess the state of readiness of these suppliers and to locate suppliers in other countries.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Date: February 16, 1999

                                               FIRST SOUTH AFRICA., LTD.


                                               /s/  Clive Kabatznik
                                               ---------------------------------
                                                    Clive Kabatznik
                                              Chief Executive Officer, President
                                              and Chief Financial Officer