Form 10-Q
period 1999-03-31
FIRST SOUTH AFRICA CORP LTD
filed 1999-05-17
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


         For the quarterly period ended March 31, 1999

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  ____________ to  _______________



                         Commission File Number: 0-27494


                          LEISUREPLANET HOLDINGS, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)


                  Bermuda                        Not Applicable
     (State or Other Jurisdiction of      (IRS Employer Identification No.)
      Incorporation or Organization)


             Clarendon House, Church Street, Hamilton HM CX, Bermuda (Address of Principal Executive Offices with Zip Code)


        Registrant's Telephone Number, Including Area Code: 809-295-1422


                         First South Africa Corp., Ltd.
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.


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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of May 11, 1999 was 5,159,706.

                          LEISUREPLANET HOLDINGS, LTD.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1.  Unaudited Consolidated Balance Sheets at March  31, 1999 and
              June 30, 1998....................................................3

              Unaudited Consolidated Statements of Income for the three months and for the nine months ended March 31, 1999 and 1998............5

              Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 1999 and 1998.............................7

              Unaudited Consolidated Statement of Changes in Stockholders'
              Investment for the period June 30, 1998 to March 31, 1999........8

              Notes to the Unaudited  Consolidated Financial Statements........9

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................17

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk......30


PART II - OTHER INFORMATION

     Item 6.    Exhibits and Report on 10-K...................................31

     Signatures...............................................................32

                          LEISUREPLANET HOLDINGS, LTD.

                      UNAUDITED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                                                MARCH 31,           JUNE 30,
                                                                 1999               1998
                                                                   $                   $
                                                                --------            -------
CURRENT ASSETS
     Cash on hand                                               21,316,901         17,948,991
     Trade accounts receivable                                  17,339,080         16,871,292
     Less: Allowances for bad debts                               (471,089)          (833,785)
                                                              -------------       ------------
                                                                16,867,991         16,037,507
     Inventories (net)                                          10,045,538         11,742,613
     Prepaid expenses and other current assets                   5,902,745          1,711,428
                                                               -----------        -----------
                TOTAL CURRENT ASSETS                            54,133,175         47,440,539

Property, plant and equipment                                   30,400,058         31,410,837
Less: Accumulated depreciation                                 (11,851,867)       (11,423,572)
                                                               ------------       ------------
                                                                18,548,191         19,987,265
Intangible assets (net)                                         29,131,476         20,045,983
Deferred charges (net)                                             940,593          1,448,199
Other assets                                                       399,438            261,735
                                                            --------------       ------------
                                                               103,152,873         89,183,721


                          LEISUREPLANET HOLDINGS, LTD.

                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
                                                                               MARCH 31,           JUNE 30,
                                                                                 1999               1998
                                                                                   $                   $
                                                                               ---------           -------
CURRENT LIABILITIES
     Bank overdraft payable                                                   2,360,919          2,787,965
     Current portion of long term debt                                          901,999          2,256,275
     Trade accounts payable                                                   9,157,201          9,205,092
     Other provisions and accruals                                            5,176,009          4,506,770
     Dividends payable                                                                -            558,185
     Other taxes payable                                                        402,352          1,064,432
     Income tax payable                                                       1,418,838          1,790,874
                                                                           ------------       ------------
                TOTAL CURRENT LIABILITIES                                    19,417,318         22,169,593

Long term debt                                                               34,867,794         28,945,426
Deferred income taxes                                                           777,666            529,405
                                                                           ------------       ------------
                                                                             55,062,778         51,644,424
STOCKHOLDERS' INVESTMENT

Capital stock:

     A class common stock, $0.01 par value - authorized 23,000,000               51,906             56,492
     shares, issued and outstanding 5,274,749 shares (June 1998:
     5,649,224 shares)

     B class common stock, $0.01 par value - authorized 2,000,000                 9,466             18,223
     shares, issued and outstanding 946,589 shares (June 1998:
     1,822,500 shares)

     FSAH B Class common stock                                                      580                539

     FSAH Redeemable preferred stock, $.01 par value, authorized                  9,891                  -
     and issued 60,000,000 shares

     Capital in excess of par                                                36,983,538         28,288,404

Retained earnings                                                            (5,031,773)         7,209,977
                                                                            ------------       -----------
                                                                             32,023,608         35,573,635
Minority stockholders investment                                             31,604,385         19,677,124
                                                                            ------------       -----------
                                                                             63,627,993         55,250,759
Foreign currency translation adjustments                                    (15,537,898)       (17,711,462)
                                                                            ------------       -----------
                                                                             48,090,095         37,539,297
                                                                            103,152,873         89,183,721
                                                                            ============       ===========

                          LEISUREPLANET HOLDINGS, LTD.

                 UNAUDITED CONSOLIDATED STATEMENTS OF INCOME FOR
                 THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                      1999             1998
                                                                       $                 $
                                                                      ----             ----

Revenues                                                            24,591,506       28,218,692
                                                                    ==========      ===========

Operating expenses
     Cost of sales                                                  15,391,288       16,536,884
     Selling, general and administrative costs                      10,628,392        9,732,843
                                                                    ----------      -----------
                                                                    26,019,680       26,269,727

Operating income                                                    (1,428,174)       1,948,965

Other income                                                           746,540          370,949
Interest income/( expense)                                            (610,491)        (163,901)
                                                                    ----------      -----------

Income from consolidated companies before income taxes              (1,292,125)       2,156,013
Provision for taxes on income                                         (318,299)        (688,855)
                                                                    ----------      -----------
                                                                    (1,610,424)       1,467,158
Minority interest in consolidated subsidiary companies                (855,696)        (549,443)
                                                                    ----------      -----------

Net income before extraordinary charges                             (2,466,120)         917,715
     Extraordinary loss on restructure of group                              -                -
     Provision for loss on share price warranty                              -                -
     Retrenchment cost provision                                             -                -
                                                                    -----------     -----------
Net (loss)/income                                                   (2,466,120)         917,715
                                                                    ===========     ===========

Basic (loss)/earnings per share                                          (0.40)            0.13

Fully diluted (loss)/earnings per share                                  (0.21)            0.13

Weighted average number of shares outstanding
     Basic (loss)/earnings per share                                 6,137,231        7,073,170

     Fully diluted (loss)/earnings per share                         8,657,696       10,599,000


                          LEISUREPLANET HOLDINGS, LTD.

                 UNAUDITED CONSOLIDATED STATEMENTS OF INCOME FOR
                  THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                                    1999               1998
                                                                     $                   $
                                                                    ----               ----

Revenues                                                          82,807,084         85,770,957
                                                                 ============        ===========
Operating expenses
     Cost of sales                                                52,520,280         52,308,927
     Selling, general and administrative costs                    28,179,333         27,475,571
                                                                 ------------        -----------
                                                                  80,699,613         79,784,498
Operating income                                                   2,107,471          5,986,459
Other income                                                       1,041,806          1,005,860
Interest income/( expense)                                        (1,175,922)            93,756
                                                                 ------------        -----------
Income from consolidated companies before income taxes             1,973,355          7,086,075
Provision for taxes on income                                     (1,752,478)        (1,926,674)
                                                                 ------------        -----------
                                                                     220,877          5,159,401
Minority interest in consolidated subsidiary companies            (2,369,370)        (1,708,678)
                                                                 ------------        -----------
Net income before extraordinary charges                           (2,148,493)         3,450,723
     Extraordinary loss on restructure of group                   (4,585,659)                 -
     Loss on share price warranty                                 (5,007,596)                 -
     Retrenchment cost charge                                       (500,000)                 -
                                                                 ------------        -----------
Net (loss)/income                                                (12,241,748)         3,450,723
                                                                 ============        ===========
Basic (loss)/earnings per share                                       (1.84)               0.55

Fully diluted (loss)/earnings per share                               (1.15)               0.48
Weighted average number of shares outstanding
     Basic (loss)/earnings per share                               6,659,622          6,283,410

     Fully diluted (loss)/earnings per share                       9,224,544          9,502,130


                          LEISUREPLANET HOLDINGS, LTD.

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                  THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                                             1999              1998
                                                                                               $                 $
                                                                                             ----              ----

Cash flows from operating activities:

     Net income                                                                            (12,241,748)      3,450,723
     Adjustments to reconcile net income to net cash provided by operating activities:

                Depreciation and amortization                                                3,192,880       2,632,627
                Debenture redemption reserve created                                           562,500               -
                Devaluation of intangibles on transfer of Leisure to Lifestyle               4,380,126               -
                Deferred income taxes                                                          250,076          (7,003)
                Net loss/(gain) on sale of fixed assets                                        509,285          76,810
                Net gain on sale of investment in First Lifestyle Holdings Limited            (747,093)              -
                Net gain on sale of non core subsidiaries                                     (179,349)
                Effect of changes in current assets and current liabilities                 (6,202,985)        386,100
                Minority interest in consolidated subsidiary companies                       2,622,490       1,708,678
                                                                                           -----------       ---------
Net cash provided by operating activities                                                   (7,853,818)      8,247,935
                                                                                           -----------       ---------
Cash flows from investing activities:

     Additions to property, plant and equipment                                            (2,794,041)      (3,444,009)
     Proceeds on disposal of fixed assets                                                     482,766           72,421
     Proceeds on disposal of investment in First SA Lifestyle Holdings Limited                      -        3,507,424
     Proceeds on dilution in First Lifestyle Holdings Limited                              10,352,556            5,970
     Additional shares in First Lifestyle Holdings Limited acquired                           (33,655)               -
     Restraint of trade payments                                                           (1,385,197)               -
     Additional intangibles acquired                                                          (17,896)               -
     Additional purchase price payments                                                    (2,484,510)      (3,015,118)
     Other assets acquired                                                                   (175,812)        (204,553)
     Acquisitions of subsidiaries (net of cash of $430,556)                                (2,434,902)     (23,489,585)
     Proceeds on disposal of subsidiaries (net of cash)                                        14,189                -
     Increase in loans to related companies                                                         -                -
                                                                                           ----------      -----------
Net cash used in investing activities                                                       1,523,498      (26,567,450)
                                                                                           ----------      -----------
Cash flows from financing activities:

     Net borrowings in bank overdrafts                                                        739,916        2,496,419
     Borrowings of long term debt                                                          (1,775,955)      15,368,342
     Reduction in deferred debt issue costs                                                         -         (958,543)
     Borrowings/(repayments) in short term debt                                            (1,314,396)         219,679
     Proceeds on stock issues                                                               1,033,613        3,840,077
     Proceeds on preference stock issued                                                    9,891,197                -
     Common stock repurchased                                                              (2,934,187)               -
                                                                                           ----------       ----------
Net cash provided in financing activities                                                   5,640,188       20,965,974
                                                                                           ----------       ----------
Effect of exchange rate changes on cash                                                     4,058,042       (1,541,079)
                                                                                           ----------       ----------
Cash utilized by operations                                                                 3,367,910        1,105,380
Cash on hand at beginning of period                                                        17,948,991       19,889,111
Cash on hand at end of period                                                              21,316,901       20,994,491
                                                                                           ==========       ==========


                          LEISUREPLANET HOLDINGS, LTD.

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' INVESTMENT


                                                     FIRST     FIRST       FIRST
                          LEISURE       LEISURE      SOUTH     SOUTH       SOUTH
                          PLANET        PLANET       AFRICAN   AFRICAN     AFRICAN
                      HOLDINGS, LTD. HOLDINGS, LTD. HOLDINGS  HOLDINGS    HOLDINGS       CAPITAL               FOREIGN
                           A CLASS      B CLASS       B CLASS  REDEEMABLE  PREFERENCE     IN                   CURRENCY
                           COMMON       COMMON         COMMON  PREFERENCE  CAPITAL IN    EXCESS OF  RETAINED   TRANSLATION
                            STOCK        STOCK        STOCK    STOCK     EXCESS OF PAR    PAR       EARNINGS   ADJUSTMENTS   TOTAL
                               $            $             $       $            $           $         $           $            $
                              ---          ---           ---     ---          ---         ---       ---         ---            ---
Balance at 30 June 1998          56,492    18,223       539        -        -       28,288,404    7,209,977 (17,711,462) 17,862,173

Issuance of stock to FSAC
   escrow agent                   2,434         -         -        -        -           (2,434)           -           -           -

Conversion of debentures          1,272                            -        -          573,828                              575,100

Issuance of stock on additional       -         -        41        -        -        1,033,572            -           -   1,033,613
   purchase price payments

Net income                            -         -         -        -        -               -    (5,749,964)          -  (5,749,964)

Translation adjustment                -         -         -        -        -               -             -     959,243     959,243
                                -------   -------      ----    -----   ----------  ----------    ----------  ----------   ---------
Balance at 30 September 1998     60,198    18,223       580        -        -      29,893,370     1,460,013 (16,752,219) 14,680,165

Redemption of stock from FSAC   (17,260)        -         -        -        -      (2,916,927)            -           -  (2,934,187)
   escrow agent

Net loss                              -         -         -        -        -               -    (4,025,666)          -  (4,025,666)

Translation adjustment                -         -         -        -        -               -             -     182,971     182,971
                                 ------   -------      ----    -----   ----------  -----------    --------- -----------  ----------
Balance at 31 December 1998      42,938    18,223       580        -        -      26,976,443    (2,565,653)(16,569,248)  7,903,283

Conversion of B Class stock
   to A  Class stock              8,758    (8,758)        -        -        -               -             -           -           -

Conversion of 9% debentures to      210         -         -        -        -         125,790             -           -     126,000
   common stock

FSAH Redeemable Preference            -         -         -    9,891    9,881,306           -             -           -   9,891,197
   stock issued

Net loss                              -         -         -        -        -               -    (2,466,120)          -  (2,466,120)

Translation adjustment                -         -         -        -        -               -             -   1,031,350   1,031,350
                                 ------    ------      ----   ------    ---------  ----------     --------- -----------  ----------
Balance at 31 March 1999         51,906     9,466       580    9,891    9,881,306  27,102,233    (5,031,773)(15,537,898) 16,485,711
                                 ------    ------      ----   ------    ---------  ----------     --------- -----------  ----------

                          LEISUREPLANET HOLDINGS, LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998


1.       ORGANIZATION AND PRINCIPAL ACTIVITIES OF THE GROUP

         Leisureplanet Holdings, Ltd. (formerly known as First South Africa Corp., Ltd.) (the "Company") was founded on September 6, 1995. The purpose of the Company is to acquire and operate South African companies and acquire and develop internet related companies with an emphasis on European based e-commerce related businesses.

         The principal activities of the group include the following:

         LIFESTYLE INTERESTS

         The manufacture, sale and distribution of value added food products, including ready to eat and ready for bake off pastry related food products, speciality breads and staple breads, a wide range of prepared food products and a wide range of processed meat products, and the manufacture, sale and distribution of injection molded plastic products, wooden outdoor furniture and parasols, cast iron and aluminum outdoor products and a range of outdoor barbecue products and accessories.

         INTERNET RELATED TRAVEL BUSINESS

         The provision of one-stop Internet travel related services via a dedicated database of all travel related services.


2.       ACQUISITIONS AND DISPOSALS OF SUBSIDIARIES

         The Company acquired 81% of the issued capital of Leisure Planet Investments Limited for a consideration of $12,756,655. The Company has commitments to inject a further $9.9 million into this business from the date of acquisition over the next twelve month period.


                                                                    $
Acquisition costs
         Cash consideration                                           2,865,458
                                                                     ==========
Summary allocation of purchase price
         Current assets                                              10,538,611
         Property, plant and equipment                                  307,168
         Development costs                                            1,138,368
         Goodwill                                                    10,427,301
                                                                     ----------
TOTAL ASSETS ACQUIRED                                                22,411,498
                                                                     ----------
         Current liabilities                                            868,519
         Long term debt                                               8,786,324
                                                                     ----------
TOTAL LIABILITIES ASSUMED                                             9,654,843
                                                                     ----------
                                                                     12,756,655
                                                                     ==========

         The Company disposed of its 70% shareholding in Humidair (Pty) Ltd for consideration of $58,824, realizing a loss on disposal of $15,409.

         The Company disposed of its 100% interest in First Strut (Pty) Ltd in exchange for the assumption of liabilities associated with the business. The Company realized a profit on disposal of $371,679.

                          LEISUREPLANET HOLDINGS, LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998


2.       ACQUISITIONS AND DISPOSALS OF SUBSIDIARIES (CONTINUED)

         The Company sold its 100% interest in Europair Africa (Pty) Ltd in exchange for the agreement to repay $1.6 million of loans associated with the business. The Company realized a loss on disposal of $303,466

         The Company sold its 84.3% interest in First SA Lifestyle Holdings Limited to First SA Food Holdings Limited in which an effective 57.5% interest has been retained, this has resulted in a restructuring charge of $4,380,126 being charged to the income statement.

         The Company is required to make additional payments to the former owners of its subsidiaries based on a multiple of pre tax earnings. These payments are to be made by the issuance of stock and payment of cash over the next year.

         Additional purchase price payments made during the current year total $2,484,510. This amount was allocated as follows:


Goodwill                                                             712,225
Recipes                                                            1,150,195
Trademarks                                                           622,090
                                                                   ---------
                                                                   2,484,510
                                                                   =========

         These additional purchase price payments were made as follows:


Cash                                                               1,450,897
Shares issued in lieu of cash                                      1,033,613
                                                                   ---------
                                                                   2,484,510
                                                                   =========

3.       SUMMARY OF ACCOUNTING POLICIES

         The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and incorporate the following significant accounting policies:

         CONSOLIDATION

         Leisureplanet Holdings, Ltd. consolidates its majority owned subsidiaries. The consolidated financial statements include the accounts of the Company and its subsidiaries. Minority interests have been taken into account when determining the net income due to the Company. Material intercompany transactions have been eliminated on consolidation.

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

                          LEISUREPLANET HOLDINGS, LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998


3.       SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

         The Company has adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." No impairments in long-lived assets has taken place.

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

         FOREIGN ASSETS AND LIABILITIES

         Transactions in foreign currencies arise as a result of inventory purchases from foreign countries and intercompany funding transactions between the Company and its subsidiaries. Transactions in foreign currencies are accounted for at the rates ruling on transaction dates. Exchange gains and losses are charged to the income statement during the period in which they are incurred. Foreign assets and liabilities of the group which are not denominated in United States Dollars are converted into United States Dollars at the exchange rates prevailing at the financial year end or at the

                          LEISUREPLANET HOLDINGS, LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998


3.       SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

         rates of forward cover purchased. Forward cover is purchased to hedge the currency exposure on foreign liabilities.

         INVENTORIES

         Inventories are valued at the lower of cost or net realizable value, using both the first-in, first-out and the weighted average methods. The value of work-in-progress and finished goods includes an appropriate portion of manufacturing overheads. A valuation reserve has been established to reduce the values of certain identified inventories (determined to be obsolete or otherwise impaired) to their estimated net realizable values (market or selling price less costs to dispose).

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

                          LEISUREPLANET HOLDINGS, LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998


3.       SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

         GAIN ON DISPOSAL OF SUBSIDIARY STOCK

         Subsidiary stock disposed of during the period is recognized as a gain in the statement of income and is separately disclosed as a non operating gain.


4.       INVENTORIES

         Inventories consist of the following:


                                                        MARCH 31,      JUNE 30,
                                                           1999          1998
                                                            $              $
                                                        --------       --------

Finished goods                                         3,784,109      7,156,784
Work in progress                                       2,377,038        649,465
Raw materials and ingredients                          3,051,060      3,220,748
Supplies                                                 999,207        959,396
                                                     -----------     ----------
Inventories (Gross)                                   10,211,414     11,986,393
Less:   Valuation allowances                            (165,876)      (243,780)
                                                     ------------  ------------
Inventories (Net)                                     10,045,538     11,742,613
                                                      ==========     ==========

5.       COMMITMENTS

         The Company is required to make additional payments to the former owners of its subsidiaries based on a multiple of pre tax earnings. These payments are to be made by the issuance of stock and payment of cash over the next year.


6.       EARNINGS PER SHARE

         Earnings per share data is calculated as follows:


BASIC EARNINGS PER SHARE FOR THE QUARTER (1999)

Net income available to common stockholders                         (2,466,120)
                                                                   -----------

                                              SHARES    FRACTION OF   WEIGHTED
DATES OUTSTANDING                            OUTSTANDING  PERIOD  AVERAGE SHARES

Balance at January 1, 1999                     6,254,649     1.00     6,254,649
Redemption of shares during the quarter         (142,918)    1.00       142,918
Options converted to shares during the quarter    25,500     1.00        25,500
                                               ---------              ---------
WEIGHTED AVERAGE SHARES                        6,137,231              6,137,231
                                               ---------              ---------

                          LEISUREPLANET HOLDINGS, LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998


6.       EARNINGS PER SHARE (CONTINUED)


BASIC EARNINGS PER SHARE FOR THE QUARTER (1998)

Net income available to common stockholders                                                                  917,715
                                                                                                           =========

                                                                    SHARES          FRACTION OF          WEIGHTED
DATES OUTSTANDING                                                 OUTSTANDING         PERIOD          AVERAGE SHARES

Balance at January 1, 1998                                             7,072,892         1.00              7,072,892
Options converted to shares during the quarter                            25,000         0.01                    278
                                                                     -----------
WEIGHTED AVERAGE SHARES                                                7,097,892                           7,073,170
                                                                     ===========                           =========



DILUTED EARNINGS PER SHARE FOR THE QUARTER (1999)

Net income available to common stockholders                                                               (2,466,120)
Add impact of assumed conversions                                                                            653,794
                                                                                                         -----------
ADJUSTED NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                                                      (1,812,326)
                                                                                                         ===========
Weighted average shares                                                                                    6,137,231
Warrants and options not yet exercised                                                                        19,852
9% convertible debentures                                                                                    921,666
Increasing rate debentures                                                                                 1,578,947
                                                                                                          ----------
ADJUSTED WEIGHTED AVERAGE SHARES                                                                           8,657,696
                                                                                                          ----------



DILUTED EARNINGS PER SHARE FOR THE QUARTER (1998)

Net income available to common stockholders                                                                  917,715
Add impact of assumed conversions                                                                            459,019
                                                                                                          ----------
ADJUSTED NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                                                       1,376,734
                                                                                                          ==========
Weighted average shares                                                                                    7,073,170
Warrants and options not yet exercised                                                                       280,216
9% convertible debentures                                                                                  1,666,667
Increasing rate debentures                                                                                 1,578,947
                                                                                                          ----------
ADJUSTED WEIGHTED AVERAGE SHARES                                                                          10,599,000
                                                                                                          ==========

                          LEISUREPLANET HOLDINGS, LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998


6.       EARNINGS PER SHARE (CONTINUED)


BASIC EARNINGS PER SHARE FOR THE YEAR TO DATE (1999)

Net income available to common stockholders                                                         (12,241,748)
                                                                                                   ============
                                                                    SHARES          FRACTION OF       WEIGHTED
DATES OUTSTANDING                                                 OUTSTANDING         PERIOD          AVERAGE SHARES

July 1, 1998                                                           7,472,324         1.00         7,472,324
JULY 1 - SEPTEMBER 30, 1998
   Additional purchase price payments                                    242,684         0.67           162,085
   Warrants converted to shares during the quarter                       127,200         0.96           122,558
OCTOBER 1 - DECEMBER 31, 1998
   Redemption of escrow shares during the quarter                     (1,583,059)        0.51        (1,057,299)
JANUARY 1 - MARCH 31, 1999
   Redemption of shares during the quarter                              (142,918)        0.33           (46,944)
   Options converted to shares during the quarter                         21,000         0.33             6,898
                                                                    ------------                   ------------
WEIGHTED AVERAGE SHARES                                                6,137,231                      6,659,622
                                                                    ------------                   ------------



BASIC EARNINGS PER SHARE FOR THE YEAR TO DATE (1998)

Net income available to common stockholders                                                           3,450,723
                                                                                                   ============

                                                                    SHARES          FRACTION OF       WEIGHTED
DATES OUTSTANDING                                                 OUTSTANDING         PERIOD        AVERAGE SHARES
July 1, 1997                                                           5,359,615         1.00         5,359,615
JULY 1 - SEPTEMBER 30, 1997
   Additional purchase price payments                                     57,127        66.70            38,154
   Acquisition of subsidiaries                                            27,624        66.70            18,450
   Warrants converted to shares during the quarter                       159,425        86.20           137,394
OCTOBER 1 - DECEMBER 31, 1997
   Acquisition of subsidiaries on October 1, 1997                        211,224        66.70           140,302
   Options converted to shares during the quarter                         10,000         0.30             5,292
   Warrants converted to shares during the quarter                        74,401        40.20            44,548
   Warrants swapped into shares during the quarter                     1,173,476        45.98           539,564
JANUARY 1 - MARCH 31, 1998
   Options converted to shares during the quarter                         25,000         0.00                91
                                                                     -----------                     ----------
WEIGHTED AVERAGE SHARES                                                7,097,892                      6,283,410
                                                                     ===========                     ==========


                          LEISUREPLANET HOLDINGS, LTD.
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998


6.       EARNINGS PER SHARE (continued)


DILUTED EARNINGS PER SHARE FOR THE YEAR TO DATE (1999)

Net income available to common stockholders                        (12,241,748)
Add impact of assumed conversions                                    1,633,758
                                                                   -----------
ADJUSTED NET INCOME AVAILABLE TO COMMON STOCKHOLDERS               (10,607,990)
                                                                   ===========
Weighted average shares                                              6,659,622
Warrants and options not yet exercised                                   6,617
9% convertible debentures                                              979,358
Increasing rate debentures                                           1,578,947
                                                                   -----------
ADJUSTED WEIGHTED AVERAGE SHARES                                     9,224,544
                                                                   -----------



DILUTED EARNINGS PER SHARE FOR THE YEAR TO DATE (1998)

Net income available to common stockholders                          3,450,723
Add impact of assumed conversions                                    1,120,246
                                                                   -----------
ADJUSTED NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                 4,570,969
                                                                   ===========
Weighted average shares                                              6,283,410
Warrants and options not yet exercised                                 674,860
9% convertible debentures                                            1,666,667
Increasing rate debentures                                             877,193
                                                                   -----------
ADJUSTED WEIGHTED AVERAGE SHARES                                     9,502,130
                                                                   ===========

                          LEISUREPLANET HOLDINGS, LTD.
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998


BACKGROUND AND HISTORY

The Company was incorporated in September 1995 with the intention to actively pursue acquisitions fitting a pre- defined investment strategy. The initial broad strategy followed in all investment decisions was as follows:


o The investment must show potential for future earnings growth and improve on the perceived shareholder value of the company, or

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

The Company has acquired one United Kingdom subsidiary, Leisure Planet Investments Limited, and through its South African subsidiary, First South African Holdings (Pty) Ltd., has acquired twelve South African subsidiaries which have met the acquisition criteria identified above.

The Leisure Planet acquisition marks a change in the Company's acquisition strategy. The strategy has been broadened to include Internet related companies with a particular emphasis on European based e-commerce related businesses.

The Company's acquisitions are listed below and are engaged in the following industry segments:


LIFESTYLE INTERESTS

         o     Piemans Pantry
         o     Astoria Bakery
         o     Seemann's Quality Meat Products
         o     Gull Foods
         o     Fifers Bakery
         o     SA Leisure
         o     Galactex
         o     Republic Umbrella
         o     Tradewinds

INTERNET AND E-COMMERCE

         o     LPI Ltd

                          LEISUREPLANET HOLDINGS, LTD.
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998


              Internet based international travel services provider.


FINANCING

o         STOCKHOLDERS' FUNDING

         The Company has funded itself primarily through stockholders' loans and capital contributions.

         Additional funds were raised from the proceeds of the Company's Initial Public Offering (IPO) completed in January 1996.

o         BRIDGE FINANCING

         Bridge financing was raised to finance acquisitions made prior to the IPO.

o         DEBENTURES

         The Company has issued two tranches of subordinated convertible debentures to raise funds for further acquisitions.

The Company anticipates that it will derive dividend income primarily through income generated from the operations of acquired companies in South Africa.


SOUTH AFRICAN OPERATIONS

As the Company's results are reported in U.S. Dollars, but revenues are primarily generated in South African Rand, the South African inflation rate and the depreciation of the South African Rand against the U.S. Dollar are important to the understanding of the Company's results.

In broad terms, if the deterioration of the Rand is in excess of the South African inflation rate, then the Company would need to generate South African revenue in excess of the South African inflation rate to maintain Dollar parity.

The average rate for the South African Rand against the U.S. Dollar for the periods presented in this report are as follows:

                          LEISUREPLANET HOLDINGS, LTD.
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998





                                     THREE MONTHS          THREE MONTHS
                                         ENDED                 ENDED
                                       MARCH 31,             MARCH 31,
                                         1999                  1998
Rate of exchange vs $1                    6.15                  4.97
Depreciation                             23.7%


                                      NINE MONTHS           NINE MONTHS
                                         ENDED                 ENDED
                                       MARCH 31,             MARCH 31,
                                         1999                  1998
Rate of exchange vs $1                     6.03                  4.83
Depreciation                              24.8%

The annual rate of inflation for South Africa was approximately 7% as reported by the South African Central Statistical services.

The results discussed below for both revenue and earnings growth are therefore greater than inflation adjusted South African Rand.


COMPARISON TO PRIOR PERIODS

o        THREE MONTHS ENDED MARCH 31, 1999 VERSUS MARCH 31, 1998

         SALES

              Sales have decreased to $24,591,506 from $28,218,692

              This is better interpreted as a net, after inflation increase in South African Rand of 7.84%. Due to the rapid deterioration in the South African Rand over the past year this has resulted in a decrease in Dollar terms. In addition the disposition of the Europair Group has resulted in a loss of revenue which amounted to $1,395,000 in the prior year.

              The results for the three months ended March 31, 1999 also include the following operations:

              o     Leisure Planet Investments Limited

              The sales from this company for the three months ended March 31, 1999 is negligible due to the fact that the company has only recently begun marketing its e-commerce transaction related services, having served as a content developer for most of its existence.

                          LEISUREPLANET HOLDINGS, LTD.
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998


              The contribution by the individual business segments towards total sales for the three months ended March 31, is as follows:


                                                       1999              1998
                                                         %                 %
Internet related businesses                              0.1              -
Lifestyle interests                                     82.1             72.7
Packaging equipment and materials                        8.9             11.8
Industrial Manufacturing                                 8.9             15.5
                                                      ------            -----
                                                       100.0            100.0
                                                      ======            =====

         The Rand value of sales in the Lifestyle interests business segment has increased over the prior period. The packaging and industrial segments have experienced decreased revenues. The decreases can be explained by the following:

              o The disposal of Europair Africa, First Strut and Humidair during the current financial year. These subsidiaries contributed approximately $1,395,000 of revenue for the comparative period in the prior year.

              o The difficult trading conditions generally and the trading conditions facing the packaging industry in South Africa has resulted in a reduction of capital expenditure by significant customers depressing sales of packaging machines.

              The overall increase experienced by the Lifestyle Interests business segment can be explained by:

              o Increase in demand for the Company's products as the middle class base of consumers continues to grow as South Africa's transition to more broad based economic participation moves forward.

              o The Company has made additional capital expenditures in order to increase manufacturing capacity and to exploit the additional demand being experienced.

              o Significant growth in export turnover due to the recent weakness of the South African Rand against all major currencies, resulting in more favorable pricing and competitive ability of South African products.


         COST OF SALES

         Cost of goods sold of $15,391,506, (representing 62.6% of sales) has decreased from $16,536,884 (representing 58.6% of sales) for the comparative period in the prior year.


                    The cost of goods sold by the individual business segments as a percentage of sales for the three months ended March 31, is as follows:

                          LEISUREPLANET HOLDINGS, LTD.
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998




                                                            1999         1998
                                                             %             %
Internet related businesses                                  -             -
Lifestyle interests                                         60.4          56.5
Packaging equipment and materials                           80.2          64.5
Industrial Manufacturing                                    66.2          63.8

         The overall increase in the percentage of cost of goods sold can be explained by the following:

         o    LIFESTYLE INTERESTS

              The increase in the Lifestyle cost of sales percentage can be attributed to the difficult economic conditions facing the emerging market economies as a whole exerting downward pressure on margins.

         o    PACKAGING EQUIPMENT AND MATERIALS

              The depressed state of packaging materials prices and the competitive pressure in this segment has eroded margins considerably. In addition, there are significant operating inefficiencies being experienced in one of the Company's subsidiaries. Management is deciding on a course of action to follow. Management is in the process of attempting to dispose of these businesses.

         o    INDUSTRIAL MANUFACTURING

              The remaining subsidiary in this segment has achieved lower margins than those previously reported for the segment as a whole before the disposals due to the difficult trading environment experienced in the emerging market countries during the current year, having a negative impact on margins.

         SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Selling, General and Administrative costs of $10,628,392, (representing 43.2% of sales) has increased from $9,732,843 (representing 34.5% of sales) for the comparative period in the prior year.

         The increase is primarily due to the inclusion of Leisure Planet in the results for the quarter. Leisure Plant at present has minimal revenue generation. However, there are significant operating and marketing costs being incurred in the development of the business. The SG&A costs of Leisure Planet for the quarter amounted to $2,569,890.

         Included in Selling, General and Administrative costs are the following non cash charges:

                                                     1999               1998

Depreciation                                         569,102            618,647

Amortization of intangibles and other assets         722,204            357,010
                                                   ---------            -------
                                                   1,291,306            975,657
                                                   =========            =======
Percentage of total sales                               5.25%              3.46%

                          LEISUREPLANET HOLDINGS, LTD.
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998



         Intangibles are principally goodwill, trademarks, intellectual property and restraint of trade agreements.

         The Selling, General and Administrative costs of the individual business segments as a percentage of sales for the three months ended March 31, is as follows:


                                                    1999               1998
                                                      %                  %
Internet related businesses                           -                  -
Lifestyle interests                                  31.3               33.3
Packaging equipment and materials                    29.3               36.7
Industrial Manufacturing                             24.5               33.1
Corporate (Percentage of total sales)                 3.2                0.9


         The overall decrease in the percentage of Selling, General and Administrative costs can be explained by the following:

         o    PACKAGING EQUIPMENT AND MATERIALS

              The decrease in the percentage is due to tighter controls being exercised over expenditure due to the poor turnover performance being experienced in this sector.

         o    LIFESTYLE INTERESTS

         Expenditures have been kept under control by improving the administrative processes.

         o    INDUSTRIAL MANUFACTURING

              The disposal of Europair group has resulted in a lower percentage of SG&A to sales. The remaining subsidiary achieves a lower percentage than the segment achieved as a whole in the past.


         INTEREST EXPENSE

         Interest expense of $610,491 has increased from $163,901 for the comparative period in the prior year.

                          LEISUREPLANET HOLDINGS, LTD.
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998


         Interest for the quarter ended March 31, 1999 consists of:

         o Interest on debentures including amortization of debenture issue costs and the creation of a capital redemption reserve fund for the redemption of the increasing rate debentures.
         o Interest income earned on cash resources and interest expense on long term borrowings and short term funding.


         OTHER INCOME

         Other income of $746,540 has increased from $370,949 for the comparative period in the prior year.

         Other income consists primarily of rebates, discounts received, commissions and government incentives earned by the operating subsidiaries.

         The significant increase is due to profit realized on the sale of subsidiaries and government incentives earned by the Lifestyle products segment.


         NET INCOME

         Net (loss)/income from consolidated subsidiaries of ($1,610,424) has decreased from $1,467,158. This is primarily due to the losses experienced by the Internet travel services company Leisure Planet.

         Included in the loss for the current year is a loss on the restructure of the group of $4,585,659 arising on the disposal of the Lifestyle interests to First SA Food Holdings Limited and the subsequent change of name of that company to First Lifestyle Holdings Limited. The loss represents the revalue of goodwill and trademarks in the Lifestyle segment to represent fair value at the time of the transaction. A provision of $5,007,596 for share repurchase charges in terms of agreements reached with the previous vendors of several of the food segment businesses in terms of which the price at which the Company's shares were held in escrow on their behalf was warranted at a certain level. These vendors have exercised a put option on the Company, requiring the repurchase of the escrow shares resulting in the extraordinary charge. A retrenchment provision of $500,000 was also raised to restructure the non performing companies within the packaging and industrial sectors.


         Net (loss)/income of $2,466,120 represents $0.40 a share as compared to $917,715 representing $0.13 per share in the comparative period in the prior year. Net income for the quarter ended March 31, 1999 included a provision of $855,696 for:

         o A 49% minority interest in the Company's publicly traded subsidiary, First Lifestyle Holdings Limited.

         The current market value of the Company's 51% stake in First Lifestyle Holdings Limited is approximately $37.7 million.

                          LEISUREPLANET HOLDINGS, LTD.
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998


         For purposes of the Company's earnings per share calculation, the Company had weighted average shares outstanding of 6,137,231 as opposed to 7,073,170 for the comparative period in the prior year.


NINE MONTHS ENDED MARCH 31, 1999 VERSUS MARCH 31, 1998

         SALES

              Sales have decreased to $82,807,084 from $85,770,957.

              This is better interpreted as a net, after inflation increase in South African Rand, of 20.5%.

              The nine month results reflect revenue for the Europair group for a significant portion of the year. Therefore, there is a disparity between the three months and the nine month results.

              The results for the nine months ended March 31, 1998 do not include the following operations:

              o      Leisure Planet Investments Limited

              The contribution by the individual business segments towards total sales for the nine months ended March 31, is as follows:


                                                1999               1998
                                                  %                  %
Internet related businesses                      0.3                -
Lifestyle interests                             78.6               72.8
Packaging equipment and materials                9.4               11.1
Industrial Manufacturing                        11.7               16.1
                                                ----              -----
                                               100.0              100.0
                                               =====              =====

              The packaging and industrial sectors have experienced decreased revenues due to the disposal of the Europair Group during the past quarter and the poor trading conditions facing the packaging sector.

              The increase in the Lifestyle sector can be explained by:

              o Increase in demand for the Company's products as the middle class base of consumers continues to grow as South Africa's transition to more broad based economic participation moves forward.

              o The Company has made additional capital expenditures in order to increase manufacturing capacity and to exploit the additional demand being experienced.

                          LEISUREPLANET HOLDINGS, LTD.
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998


              o Significant growth in export turnover due to the recent weakness of the South African Rand against all major currencies, resulting in more favorable pricing and competitive ability of South African products.

              The increases in the Lifestyle and Processed foods sectors can be explained by:

                      o Increase in demand for the Company's products as the middle class base of consumers continues to grow as South Africa's transition to more broad based economic participation moves forward.

                      o Additional capital expenditure on increasing manufacturing capacity has been made to exploit the additional demand being experienced.

                      o Significant growth in export turnover due to the recent weakness of the South African Rand against all major currencies, resulting in more favorable pricing and competitive ability of South African products.

         COST OF SALES

         Cost of goods sold of $52,520,280, (representing 63.4% of sales) has increased from $52,308,927 (representing 61.0% of sales) for the comparative period in the prior year.

         The cost of goods sold by the individual business segments as a percentage of sales for the nine months ended March 31, is as follows:


                                               1999               1998
                                                 %                  %
Internet related businesses                     -                  -
Lifestyle interests                            59.3               57.7
Packaging equipment and materials              79.5               71.3
Industrial Manufacturing                       69.6               68.8

         The overall increase in the percentage of cost of goods sold can be explained by the following:

         o    LIFESTYLE PRODUCTS

              The increase in the Lifestyle cost of sales percentage can be attributed to the difficult economic conditions facing the emerging market economies as a whole exerting downward pressure on margins.

         o    PACKAGING EQUIPMENT AND MATERIALS

              The depressed state of packaging materials prices and the competitive pressure in this segment has eroded margins considerably. In addition, there are significant operating inefficiencies being

                          LEISUREPLANET HOLDINGS, LTD.
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998


         experienced in one of the Company's subsidiaries. Management is deciding on a course of action to follow.

         SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Selling, General and Administrative costs of $28,179,333, (representing 34.0% of sales) has increased from $27,475,571 (representing 32.0% of sales) for the comparative period in the prior year.

         Included in Selling, General and Administrative costs are the following non cash charges:


                                                    1999           1998
Depreciation                                        1,874,843      1,698,884
Amortization of intangibles and other assets        1,318,037        933,743
                                                    ---------      ---------
                                                    3,192,880      2,632,627
                                                    =========      =========
Percentage of total sales                                3.86%          3.07%

         Intangibles are principally goodwill, trademarks, intellectual property and restraint of trade agreements.

         The Selling, General and Administrative costs of the individual business segments as a percentage of sales for the nine months ended March 31, is as follows:


                                                  1999                1998
                                                   %                   %
Internet related businesses                         -                   -
Lifestyle interests                                31.1                31.9
Packaging equipment and materials                  30.7                36.7
Industrial Manufacturing                           25.0                29.9
Corporate (Percentage of total sales)               -                   1.1

         The overall decrease in the percentage of Selling, General and Administrative costs can be explained by the following:

         o    LIFESTYLE INTERESTS

              Expenditure has been kept under control by improving the administrative processes. In addition, items that were previously reported as SG&A expenses are now reported as cost of sales in accordance with Company policy.

         o    PACKAGING EQUIPMENT AND MATERIALS

                          LEISUREPLANET HOLDINGS, LTD.
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998



              The decrease in the percentage is due to tighter controls being exercised over expenditures due to the poor turnover performance being experienced in this sector.

         o    INDUSTRIAL MANUFACTURING

              The disposal of Europair group has resulted in a lower percentage of SG&A to sales. The remaining subsidiary achieves a lower percentage than the segment achieved as a whole in the past.


         INTEREST RECEIVED/EXPENSE

         Interest expense of $1,175,922 has increased from an interest received of $93,680 for the comparative period in the prior year.

         Interest for the nine months ended March 31, 1999 consists of:

         o Interest on debentures including amortization of debenture issue costs and the creation of a capital redemption reserve fund for the redemption of the increasing rate debentures.
         o Interest income earned on cash resources and interest expense on long term borrowings and short term funding.


         OTHER INCOME

         Other income of $1,041,806 has increased from $1,050,860 for the comparative period in the prior year.

         Other income consists primarily of rebates, discounts received, commissions and government incentives earned by the operating subsidiaries.


         NET INCOME

         Net (loss)/income from consolidated subsidiaries of ($2,148,493) has decreased from $3,450,723.

         Included in the loss for the current year is a loss on the restructure of the group of $4,585,659 arising on the disposal of the Lifestyle interests to First SA Food Holdings Limited and the subsequent change of name of that company to First Lifestyle Holdings Limited. The loss represents the revalue of goodwill and trademarks in the Lifestyle segment to represent fair value at the time of the transaction. A provision of $5,007,596 for share repurchase charges in terms of agreements reached with the previous vendors of several of the food segment businesses in terms of which the price at which the Company's shares were held in escrow on their behalf was warranted at a certain level. These vendors have exercised a put option on the Company, requiring the repurchase of the escrow shares resulting in the extraordinary charge. A retrenchment provision of $500,000 was also raised to restructure the non performing companies within the packaging and industrial sectors.

         Net (loss)/income of ($12,241,748) represents a loss of ($1.84) per share as compared to $3,450,723 representing $0.55 per share in the comparative period in the prior year. Net income for the nine months ended March 31, 1999 included a provision of $2,369,370 for:

         o A 49% minority interest in the Company's publicly traded subsidiary, First Lifestyle Holdings Limited.

         For purposes of the Company's earnings per share calculation, the Company had a weighted average number of shares outstanding of 6,659,622 shares outstanding as opposed to 6,283,410 for the comparative period in the prior year.

FINANCING

o         INTERNALLY GENERATED FUNDING

                          LEISUREPLANET HOLDINGS, LTD.
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998


         As of March 31, 1999, the Company had net cash of $18,955,982 with working capital of $34,715,857. As of March 31, 1999, the Company had a total of $35,769,793 in debt, of which amount $20,530,000 related to the Company's 9% and increasing rate subordinated convertible debentures with the remainder being bank debt. Of the bank debt, $901,999 was classified as current.

         Cash flows utilized by operating activities for the period ended March 31, 1999 totalled $7,853,818. Cash flows generated in investing activities totalled $1,523,498 of which the Company realized $14,189 on the disposal of some of its non core operating subsidiaries. The Company expended $2,484,510 on additional purchase price payments and purchased $2,794,041 in net additions to property, plant and equipment of its subsidiaries. Net cash utilized in financing activities amounted to $5,640,188. This included the redemption of debentures amounting to $2,733,810. An additional $10,352,556 was generated by the disposal of a part interest in First Lifestyle Holdings Limited.

o         FUTURE COMMITMENTs

         The Company has contingent payments over the next 16 months amounting to approximately $3,074,044. The Company anticipates that its cash on hand and operating cash flows will be sufficient to fully fund these payments as well as fund the capital expenditures for its various operations. Excess cash will also be utilized to fund additional acquisitions. The Company anticipates that any longer term contingent acquisition payments will be funded out of operating cash flows of the acquired entities.

         In regard to the operations of its newly acquired subsidiary Leisure Planet Investments Limited, the Company has allocated approximately $9.9 million to fund the future losses of this operation. However, the Company anticipates that the projected losses for this subsidiary will exceed this allocation. As a result the Company will seek additional outside financing to provide capital to this subsidiary.

         The Company's operating subsidiaries generally collect their receivables within 65 - 90 days and reserve approximately 3% for doubtful accounts. Historically, the Company's operating and capital needs have been met by internal cash flow and outside bank borrowing. It is management's belief that capital expenditures for the foreseeable future can continue to be met by internal cash flow and bank borrowing. The Company's operating subsidiaries engage in certain hedging transactions with respect to certain overseas purchases in order to lock in a specified exchange rate.

         The Company intends to continue to pursue an aggressive acquisition strategy in South Africa and anticipates utilizing a substantial portion of its cash balances and operating earnings of its subsidiary First Lifestyle Holdings Limited to fund this strategy to the extent that suitable acquisition candidates can be identified.

         The Company may be required to incur additional indebtedness or equity financing in connection with future acquisitions. There is no assurance that the Company will be able to incur additional indebtedness or raise additional equity to finance future acquisitions on terms acceptable to management, if at all.

YEAR 2000 COMPLIANCE

                          LEISUREPLANET HOLDINGS, LTD.
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998


o         STATE OF READINESS

         Due to the nature and type of operations falling under the Company, none of the operating entities have very sophisticated Information Technology ("IT") and non IT systems. The majority of the management information systems within the group are purchased software packages.

         Management in each operating entity has evaluated or is currently evaluating the Year 2000 readiness of the management information systems and software upgrades have been purchased or are on order to ensure that the Company will be Year 2000 compliant from a management information perspective.

         The extent of usage of non IT systems within the group is limited to one or two cases. These systems are in the process of being tested to ensure Year 2000 compliance, however these processes are not of the nature that would seriously disrupt the functioning of the Company should any particular process fail.

         While evaluating the management information systems, a thorough check of all hardware within the Company is being carried out. Where necessary, changes and upgrades are being made to ensure that the Company is Year 2000 compliant. These changes are not expected to be material and the costs have already being incurred and paid where the amounts are considered to be significant.

o         COSTS TO ADDRESS YEAR 2000 ISSUES

         Based on the assessments already carried out by the Company and the ongoing assessments being performed, the costs that have materialized to date and the costs that are expected to materialize are not significant to the Company or any individual entity as a whole. However, there can be no guarantee that the costs involved will not be material should a significant problem be subsequently discovered.

         The costs incurred to date have typically been to replace aging hardware, which have not amounted to material amounts and were already provided for in general capital expenditure budgets. Costs also have been incurred to upgrade the existing purchased software. In each case, upgrades are available from the software suppliers who certify Year 2000 compliance. The costs incurred on the software upgrades have not been material to date.

o         RISK ASSOCIATED WITH YEAR 2000 ISSUES

         Based on risk assessments already carried out and assessments which are due to take place, the Company feels that due to the level of IT sophistication within the Company, the risk of ceasing production and distribution completely is minimal.

         The Company is able to support a manual record keeping system temporarily should there be a total IT system failure.

         In management's opinion, the significant risks that face the Company are the states of readiness of the utility suppliers, the Company's major suppliers, customers and bankers.

         The Company has taken steps to confirm that its suppliers, customers and bankers are fully Year 2000 compliant.

                          LEISUREPLANET HOLDINGS, LTD.
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998


         The likely impact on the Company from this risk is significant and all steps are being taken to ensure that this risk is adequately addressed.

o         CONTINGENCY PLANS

         The Company is developing a contingency plan which will ensure that the production and distribution and the recording of all transactions will be adequately covered should there be a significant problem. However, the Company cannot guarantee that these plans will be sufficient to prevent disruption and the likely impact that this may have on the group as a whole.

         Where possible, alternative sources of supply have been identified, should there be a significant disruption from one of our suppliers. However, there are significant suppliers within the group which are sole suppliers and therefore, the Company is not able to cover this risk sufficiently. Therefore, the Company is attempting to the best of its ability to assess the state of readiness of these suppliers.


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

                          LEISUREPLANET HOLDINGS, LTD.
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998


                           PART II - OTHER INFORMATION


ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                  27.1 Financial Data Schedule

              (b) Reports on Form 8-K filed during quarter ended March 31, 1999:

                  Report on Form 8-K, dated February 16, 1999 regarding changes in the issued and outstanding shares of Class A and Class B Common Stock of the Company (Item 5).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   May 16, 1999

                                        LEISUREPLANET HOLDINGS, LTD.


                                        /s/ Clive Kabatznik
                                        ----------------------------------------
                                        Clive Kabatznik
                                        Chief Executive Officer, President and
                                        Chief Financial Officer