Form 10-K
period 1999-06-30
FIRST SOUTH AFRICA CORP LTD
filed 1999-10-13
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     For the fiscal year ended June 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

    For the transition period from _______________ to ______________________

                         Commission file number 0-27494

                          LEISUREPLANET HOLDINGS, LTD.
               (formerly known as First South Africa Corp., Ltd.)
          -------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Bermuda                                       N/A
 -------------------------------        ------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

             Clarendon House, Church Street, Hamilton HM CX, Bermuda
            ---------------------------------------------------------
             (Address of Principal Executive Offices with Zip Code)

        Registrant's telephone number, including area code (441) 295-1422

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                Name of each exchange on which registered

          None                                          None
     ---------------                         --------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                         ------------------------------
                                ("Common Stock")

                           Class A Redeemable Warrants
                         ------------------------------
                              ("Class A Warrants")

                           Class B Redeemable Warrants
                         ------------------------------
                              ("Class B Warrants")

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405).

The  aggregate   market  value  of  the   Registrant's   Common  Stock  held  by
non-affiliates of the Registrant as of September 17, 1999, was $26,196,480.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

As of September 17, 1999, there were 5,468,447 shares of the Registrant's Common Stock outstanding and 946,589 shares of the Registrant's Class B Common Stock outstanding.

PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

         We are the parent company of LPI Limited. LPI Limited is a provider of international online travel services for leisure travelers. We are also the parent company of First South African Holdings (Pty.) Ltd. which maintains a majority interest in First Lifestyle Holdings. First Lifestyle Holdings is the owner of the companies through which we conduct our lifestyle products business.

HISTORY

         We were founded in September 1995 to pursue opportunities in South Africa as an emerging market. We were originally organized to acquire, own and operate seasoned, closely held companies in South Africa with annual sales in the range of approximately $5 million to $50 million. Recently, we broadened our focus to the Internet and e-commerce sectors through our acquisition in February 1999 of an 81% interest in LPI Limited, an international online travel services company. We are currently engaged in the following industry segments:

         o        Internet and e-commerce travel services; and
         o        Lifestyle products.

DESCRIPTION OF OUR CORE INDUSTRY SEGMENTS

INTERNET AND E-COMMERCE TRAVEL SERVICES

         Through LPI Limited, our international online travel services company, we offer our consumers a comprehensive online leisure travel service, including the ability to shop online for airline tickets, hotel rooms, car rentals and cruises. We have established a database of over 10,000 independent hotels, including 60,000 full color photographs of hotels, a series of travel guides covering 186 destinations in electronic format and a multilingual customer call center. Our proprietary technology and user-friendly interface enable customers to easily and quickly access travel information seven days a week. We primarily target our services to consumers outside of the United States; in particular in Europe. We do so by offering our services to our customers in their own language and by offering our users the opportunity to reserve hotel stays in independent hotels such as owner operated hotels and inns rather than only hotels which comprise a chain. We also offer users of our web sites in Europe a large volume of airline fares that have been specially negotiated by our fulfillment partners in Europe.

         We operate our own multilingual web site at WWW.LEISUREPLANET.COM. In addition, to broaden our online presence and to build brand recognition, we have entered into various strategic relationships to provide a number of co-branded web sites. In January 1999, we entered into a three-year agreement with Lycos Bertelsmann GmbH, a European affiliate of Lycos. We serve as the exclusive travel retailer within the Lycos Bertelsmann travel web guide in 14 major European markets, including France, Germany, the United Kingdom, Italy, Sweden, Norway, Denmark, Switzerland, Austria, Belgium, The Netherlands, Luxembourg, Spain and Finland. Also, in February 1999, we entered into a two-year agreement with a subsidiary of Yahoo! Inc., a leading search engine provider. We are Yahoo!'s exclusive provider of airline flights, hotel reservations and car rental bookings through a comprehensive list of airlines, hotels and car rentals, to users in France and Germany of Yahoo!'s travel page and our co-branded web site with Yahoo!. In addition, in June 1999, we entered into a three-year agreement with InfoSpace.com, Inc., a leading aggregator of content on the Internet. We serve as the exclusive integrated booking engine for hotel, air travel, vacation and cruise packages, accessible through InfoSpace's web sites.

         For fiscal year ended June 30, 1999, our online travel services business had revenues of approximately $165,000 which accounted for approximately 1% of our revenues. Our online travel services business had a loss from operations of approximately $6.5 million for fiscal 1999.

INDUSTRY BACKGROUND

         GROWTH OF THE INTERNET AND ONLINE COMMERCE. The Internet and commercial online services are emerging as a significant global communications media enabling millions of people to share information and conduct business electronically. A number of factors have contributed to the growth of the Internet and commercial online services usage. These factors include the large and growing installed base of advanced personal computers in the home and workplace; improvements in network infrastructure; easier, faster and cheaper access to the Internet and commercial online services; the introduction of alternative Internet access devices and increased awareness of the Internet; and additional commercial online services among consumer and business users.

         Computer Industry Almanac, Inc. estimates that the number of World Wide Web users will grow from approximately 151 million in 1998 to approximately 319 million by 2000. The functionality and accessibility of the Internet and commercial online services have made them an increasingly attractive commercial medium by providing features that historically have been unavailable through traditional channels. The Internet and commercial online services provide users with convenient access to large volumes of dynamic data to support their investment, purchase and other decisions. Online retailers are able to communicate effectively with customers by providing frequent updates of featured selections, content, pricing and visual presentations and provide tailored services by capturing valuable data on customer tastes, preferences, shopping and buying patterns. Online retailers are also able to utilize consumer buying patterns to more effectively target their audience. Unlike most traditional distribution channels, online retailers do not have the burden of managing and maintaining numerous local sales facilities to provide their services on a global scale. Because of these advantages, online retailers benefit from the relatively low cost of reaching and electronically serving customers world wide from a central location. As a result, an increasingly broad base of products and services are being sold online, including books, brokerage services, computers and music, as well as travel services. Boston Consulting Group estimates that online retail revenues will grow from $14.9 billion in 1998 to $36 billion in 1999. Forrester Research estimates that online retail sales will reach $184 billion by 2004. Forrester Research also estimates that online travel revenues will exceed $29 billion by 2003, representing 12% of total industry revenue.

         Moreover, as the number of online content, commerce and service providers has expanded, strong brand recognition and strategic alliances have become critical to the success of such providers. Brand development is especially important for online retailers due to the need to establish trust and loyalty among consumers in the absence of face-to-face interaction.

         THE TRADITIONAL TRAVEL INDUSTRY. The travel industry is large and growing. Historically, airlines, hotels, rental car agencies, cruise lines and vacation packagers have relied on internal sales departments and travel agencies as their primary distribution channels. The traditional travel agency channel is highly fragmented, with few nationally recognized brands. According to American Society of Travel Agents, there are over 23,000 travel agencies operating in more than 33,000 locations in the United States alone, with the average travel agency generating less than $3 million in annual gross bookings per location.

         Travel agents are compensated primarily through commissions paid by travel suppliers on services booked. Some travel agencies also charge service fees to their customers. Traditionally, standard retail base commission rates paid by travel suppliers to travel agents have been 7% - 10% for airline tickets, 10% for hotel reservations and car rentals, and 10% to 15% for cruises and vacation packages. In addition, travel agencies can earn significant performance-based incentive compensation from travel suppliers that can substantially impact financial performance. These commission rates and override commissions are determined by travel suppliers and are subject to frequent change. In recent years, commission capping has led to a reduction in average commission rates.

         Travel agencies typically book reservations by telephone and fax and through electronic global distribution services, often referred to as GDS systems. Two such GDS systems are Galileo International's Apollo system and SABRE Group Holdings Inc.'s SABRE system. The GDS systems provide real-time access to voluminous data on fares, availability and other travel information. The GDS data is constantly changing, with as many as one million airfare changes being made daily. Customers traditionally have relied on travel agents to access and interpret such rapidly changing information via complex and proprietary interfaces to GDS systems. As a result, the ability of customers to obtain the most favorable schedules and fares has been subject to the skill and experience of individual travel agents, whose availability may be limited, as well as the commission offered to travel agents.

         THE ONLINE TRAVEL OPPORTUNITY. The online travel opportunity is created by the trends to drive distribution costs lower in the traditional travel industry combined with a need for a more effective and efficient means of purchasing and distributing travel services to address the needs of consumers. The online market benefits from this drive to lower costs. In addition, at a time when many traditional travel agencies may be experiencing pressure to reduce levels of service as a result of recent reductions in commission rates, many customers are demanding greater convenience and flexibility in how, where and when they shop for travel services. Customers are also demanding more control over their travel decisions, including the opportunity to compare prices and products and review availability. In an effort to reduce their distribution costs and develop more direct relationships with their customers, travel suppliers seek ways to distribute their services outside of the traditional travel agency channel. The Internet provides this and, as a result of these trends, the Internet and commercial online services have emerged as an attractive medium through which travel services can be purchased.

         According to Jupiter Communications, online travel bookings will grow from $4.2 billion in 1999 to over $16.6 billion in 2003. The Travel Industry Association of America estimates that online travel revenues will grow from $827 million in 1997 to $9 billion in 2002. The interactive nature of the online medium enables consumers to use reservation engines which automate the processing and confirmation of travel reservations. We believe that this has increased the consumers' control over the process by providing them with additional choices, resulting in better service.

         The online medium also provides travel suppliers with an effective advertising and promotional vehicle. Forrester Research estimates that online advertising will grow to $33 billion by 2004, with approximately $22 billion spent in the United States and $5.5 billion spent in Europe. According to the Travel Industry Association of America, online advertising on travel web sites will grow from $2 million in 1996 to $282 million in 2002.

         THE EUROPEAN TRAVEL OPPORTUNITY. The Internet and commercial online services, including travel services, are emerging rapidly in Europe. According to IDC Research, there were an estimated 44 million Internet users in Europe in September 1999. IDC Research also predicts that the online population of Europe will overtake that of the United States for the first time in 2003. In addition, according to Computer Industry

Almanac, there will be 102 million Internet users in Europe by 2000. Also, according to Datamonitor, online travel spending in Europe is expected to grow from $7.7 million in 1997 to $1.7 billion by 2002.

         Our unique hotel inventory includes a database of over 13,000 independent hotels outside of the GDS systems. We believe that European leisure travelers prefer independent hotels over chain hotels since, according to Worldspan, approximately 30% of all hotels in the GDS system are European based hotels, while over 50% of all hotels in the GDS systems are hotels based in the United States. In addition, according to Worldspan, approximately 10% of the hotels in Spain, and approximately 27% of the hotels in France, two of the largest inbound destination markets in Europe, are included in the GDS systems.

LEISUREPLANET SOLUTION

         As consumer spending on online travel services grows in the coming years, we believe that we are uniquely positioned to satisfy an international market of consumers who desire a wide selection of travel destinations and services combined with informative travel content. We intend to include in our travel service offerings a comprehensive mix of travel products, associated merchandise, services and content, all brought to our customers in their own language in a personalized travel community web environment. For example, we offer our customers the opportunity to reserve hotel stays in independent hotels, owner operated hotels and inns with an average of 50 beds rather than only hotels which comprise a chain. Both online and offline travel services typically book hotel reservations through GDS systems, which typically offer hotel stays in chain hotels rather than independent hotels. We have established an inventory of over 10,000 independent hotels where our customers can book reservations. Also, unlike other online travel service providers, we offer a large number of airline fares, particularly fares outside North America, that cannot be found in GDS systems.

BENEFITS TO CUSTOMERS.

         EXPANSIVE INVENTORY. As with other travel services, we have complete access to air, hotel and auto rental information published on the GDS systems. We distinguish ourselves from other online and offline travel services by adding a huge selection of inventory outside of the GDS systems, including air, hotel and cruise information. Our hotel inventory is our most extensive non-GDS inventory. It currently includes over 10,000 independent hotels with whom we have contractual relationships to sell reservations and display their content on our web sites. We also intend to add non-GDS package vacations in the future. The package vacations will be targeted to the travel needs of the consumers in each of the markets in which we operate.

         EXTENSIVE PHOTO LIBRARY. Most of the over 10,000 independent hotels who provide us with inventory also provide us with a series of full color photos of their premises, including their rooms, which are available for viewing on our web sites. We also display photos of over 3,000 of our GDS hotels. Our full color photo library currently contains over 60,000 images of our various hotels.

         MULTILINGUAL SERVICES. European customers will benefit from our travel services since our travel services are offered on a variety of web sites in local languages. For example, our travel services are currently deployed through Lycos in local languages in France, Germany and the United Kingdom, and will be similarly deployed in the future in local languages in Sweden, Norway, Denmark, Switzerland, Austria, Belgium, The Netherlands, Luxembourg, Spain and Finland. Our travel services are also deployed through Yahoo! in local languages in France and Germany and our own web site at LEISUREPLANET.COM in English, French and German.

         CUSTOMER CALL CENTER. Our customer call center assists our customers in using our web sites and accessing our travel services 7 days a week. Our call center is staffed by multilingual customer service agents. In addition, our call center offers an alternative for completing transactions for customers who prefer to purchase travel services over the telephone.

         FULFILLMENT PARTNERS. We currently have relationships with fulfillment partners in the United States with Uniglobe Travel Online, Australia with
Concorde International, South Africa with Experts in Travel, France with Reductour, Germany with Aeroworld GmbH, the United Kingdom with Major Travel, and Italy with Travel United. As we expand our customer base into additional markets, we plan to establish relationships with fulfillment partners in these markets as well. By establishing relationships in all of the markets we serve, we believe we will be able to obtain lower rates as a result of the size and negotiating position that each of our fulfillment partners has in each of their respective markets.

         EXTENSIVE TRAVEL GUIDES. We offer our guests an extensive travel guide resource covering 186 international travel destinations, including 125 countries, and all states of the United States and Canada. Eighty of our travel guides have been translated in English, French, German, Italian, Spanish and Dutch, and the English, French and German guides are currently available through our web sites. We intend to offer our travel guides in local languages in all of the markets we serve. In addition to maps, history and a variety of other travel information, our guests are also offered a unique slide show for many of the destinations in our travel guides.

BENEFITS TO HOTELS.

         ACCESS TO CUSTOMERS. We offer our independent hotels an opportunity to market their business to a large, global customer base at no cost. These hotels have, in the past, missed out on a large part of the leisure travel market because of their non-affiliation with a GDS system.

         BRAND RECOGNITION. Due to the high cost associated with traditional advertising and their non-affiliation with a GDS system, most of our independent hotels have struggled with brand recognition and customer awareness in the past. Our web sites allow our independent hotels to market their facilities and make full color photos of their facilities available to leisure travelers 24 hours a day, 7 days a week at the click of a button, all at no cost to the hotel.

         RESERVATION PROCESSING SYSTEM. Through our web sites and customer call center we offer a full service reservation processing system to our independent hotels.

BENEFITS TO AIRLINES AND AUTO RENTALS

         ACCESS TO CUSTOMERS. We offer airlines and auto rentals an additional platform to access customers. Our access to an international audience makes us a valuable partner for these suppliers.

LEISUREPLANET STRATEGY

         Our objective is to become the leading international online leisure travel service provider by offering our customers a unique combination of travel services. The principal elements of our business strategy are to:

         EXPAND STRATEGIC RELATIONSHIPS TO ATTRACT NEW CUSTOMERS. We intend to continue to leverage our strategic relationships with Yahoo!, Lycos and InfoSpace and seek other strategic relationships with other major multinational Internet portals to attract additional customers to our web sites. We also intend to seek other strategic relationships with national Internet portals in selected markets.

         AGGRESSIVELY DEVELOP BRAND. Our strategy is to promote the value of our brand through high quality customer service, active marketing and promotional programs. We intend to broaden our online visibility and expand our customer base by purchasing inexpensive online banner advertisements on high traffic web sites and offline advertising in a variety of mediums. We believe that strong brand recognition is increasingly important in online commerce to attract customers and promote consumer trust and loyalty in the absence of face to face relationships.

         EXPAND INDEPENDENT HOTEL RELATIONSHIPS AND OTHER OFFERINGS. We plan to strengthen and expand the number of hotels in our independent hotel database and to broaden our online travel offerings to include more destinations, cruises and other travel packages, including last minute travel packages. We also intend to add to our library of over 60,000 full color photo images of hotels displayed on our web sites and add to our extensive travel guide resource by adding other travel related content such as licensed city guides.

         INVEST IN LEADING TECHNOLOGY. We intend to continue to invest in the implementation of technology driven enhancements to our web sites, with the goal of making our customer's visit easy, intuitive and as pleasant as possible. We also intend to invest in enhancing our transaction processing systems and our customer call center.

         PURSUE INCREMENTAL REVENUE OPPORTUNITIES. We plan to offer additional travel services and products to meet our customers' needs at each stage of the leisure travel process, such as travel insurance, travel financing services and travel-related merchandise. We also plan to aggressively pursue media sales to targeted advertisers based on increased traffic to our web sites.

LEISUREPLANET ONLINE SERVICE

         Visitors to our web sites can access our vast inventory of travel services, including airlines, hotels, car rentals and cruises. To access our inventory of travel services, each customer registers by providing basic information such as name, street address, e-mail address and telephone number. This information is stored in our database and is used solely by us to complement and facilitate our travel services. By registering with us, our customers can quickly access our reservation system on subsequent visits. Our registered visitors then enter their travel itinerary or other travel information, including their profile which holds information such as preferred seat class for air travel and frequent flyer number. Our search engine will then display a range of options for the visitor to compare. Through our travel guides, visitors can review detailed information about desired destination markets, including maps, historical and sight-seeing information and other travel related information. Through our customer call center, we answer customer questions and assist in finding the best travel value for our customers' needs. Customers can either complete travel purchases in a few easy steps online through one of our web sites, or call our customer call center for assistance and information in completing a travel purchase offline.

         THE LEISUREPLANET BOOKING PROCESS. Our travel inventory includes our own inventory of over 10,000 independent hotels and access to a the Worldspan global distribution service, or GDS system. Access to Worldspan through our web sites provides our users with access to 650 major international airlines, 30,000 major hotels and all major rental car companies. Once a visitor initiates a search for a flight reservation, our search engine reviews our GDS and, at our European web sites, our private fares inventory to locate the best prices possible for the desired travel. User friendly presentation of available options that meet the customer's requests allow easy comparison shopping. To complete a purchase, customers select the air reservation of their choice and supply credit card information. Once the order is submitted, the customer receives instant online confirmation that travel has been booked and a subsequent e-mail to verify the transaction. Fulfillment is completed with printed tickets sent to the customer according to the customer's fulfillment needs, which may include overnight delivery. The process for purchasing hotel and car rental reservations is similar, although it currently does not have the capability to search for low fares. When a customer makes a request for a reservation at one of our independent hotels, the request is sent automatically by facsimile or e-mail to the hotel to determine availability. Once the hotel confirms availability, the customer is informed by e-mail and is offered the opportunity to return to our site and complete the transaction by submitting credit card details. After we receive the customer's credit card information, the transaction is confirmed to the customer on-line and by e-mail.

         In addition to accessing our inventory of travel services, our customers can use the following travel services to make better informed travel purchase decisions:

                  o HOTEL CONTENT. In addition to rates and availability, we provide in-depth content on the hotels featured on our web sites, including over 60,000 full color pictures of properties and rooms covering our database of over 10,000 independent hotels and 3,000 GDS hotels, offering our users the chance to look before they buy.

                  o TRAVEL GUIDES. We provide our users the opportunity to review our value-added travel guides. Our travel guides cover 186 international travel destinations, including 125 countries and all the states of the United States and Canada. In addition to maps, history and a variety of other travel information, our guests are also offered a unique slide show for many of the destinations in our travel guides.

                  o WORLD EVENTS CALENDAR. Our world events calendar informs our visitors of major leisure events in various destinations throughout the world and offers our customers quick access to hotel reservations in those destinations and our travel guide for those destinations.

                  o CURRENCY CONVERTER. Ourcurrency converter covers most major currencies in the world and informs our visitors of what to expect when exchanging their local currency for that of their destination.

                  o VACATION IDEAS. We are currently developing a library of vacation ideas which we intend to make available through our web sites.

                  o TRAVEL PRODUCT REVIEWS. We are currently developing a system of rating of destinations and travel products. We intend to make this system, which will be based on our customers' experiences, available through our web sites.

STRATEGIC RELATIONSHIPS

         We pursue strategic relationships to increase our access to online customers, to build brand recognition and to expand our online presence. To date, we have established the following alliances, among others, for distribution and product enhancement:

         LYCOS-BERTELSMANN. In January 1999, we entered into an agreement with Lycos-Bertelsmann, a leading search engine provider in Europe. The agreement is for a three year term and provides that Lycos and LPI Limited will form a co-branded version of the LEISUREPLANET.COM web site accessible to users of various Lycos web sites in Europe. The co-branded site will be promoted throughout the Lycos web sites. The co-branded site will be deployed on local Lycos services in the following countries in the languages specified: France (French), Germany (German), United Kingdom (English), Italy (Italian), Sweden (Swedish), Norway (Norwegian), Denmark (Danish), Switzerland (German), Austria (German), Belgium (Dutch and French), The Netherlands (Dutch), Luxembourg (German and French), Spain (Spanish) and Finland (Finnish). Lycos has agreed to deliver a minimum number of impressions and banners to promote the co-branded site.

         YAHOO! (DEUTSCHLAND) GMBH AND YAHOO! FRANCE SARL. In February 1999, we entered into an agreement with Yahoo! (Deutschland) GmbH and Yahoo! France SARL, leading search engine providers in Germany and France, respectively. The agreement is for a two year term and provides that Yahoo! and LPI Limited will form a co-branded version of the LEISUREPLANET.COM web site accessible to users of the Yahoo! web sites in Germany and France, respectively. The co-branded site will be promoted through the Yahoo! web sites. The co-branded site will be deployed on local Yahoo! services in France (in French) and Germany (in German). Under the agreement, we obtained the right to bid for similar services in selected European countries, including Spain and Italy. Yahoo! has agreed to deliver a minimum number of page views and banner advertisements to promote the co-branded site.

         INFOSPACE. In June 1999, we entered into an agreement with InfoSpace.com, an aggregator of content, including yellow pages, white pages, maps and classified advertisements, on the Internet. The agreement is for a three year term and provides that InfoSpace can post promotional banners on its web site INFOSPACE.COM with links to LEISUREPLANET.COM. InfoSpace agreed to deliver a minimum number of click-throughs to LEISUREPLANET.COM for each year. InfoSpace has also agreed to launch a travel service on its home page incorporating LEISUREPLANET.COM travel content and travel engines, as well as integrate our travel engine into various aspects of InfoSpace's content.

         NOMADE. In June 1999, we entered into an agreement with Nomade, a leading French portal. The agreement is for a one year term and provides that Nomade will provide a minimum number of LEISUREPLANET.COM promotional buttons and banners on its web site and will provide a minimum number of click throughs to LEISUREPLANET.COM.

         M-WEB HOLDINGS LIMITED. In June 1998, we entered into an agreement with M-Web Holdings Limited, an entity which operates a leading web site in South Africa. Pursuant to the agreement, we granted M-Web a conditionally exclusive license to link a co-branded travel services web site incorporating LEISUREPLANET.COM content to M-Web's web site. For as long as the co-branded site enjoys certain agreed upon page views and user sessions per month and M-Web operates the premier family of web sites in South Africa, we agreed not to grant a similar license to any other South African based web site operator that targets primarily South African users.

         FULFILLMENT PARTNERS. We have entered into agreements with fulfillment partners in the United States, Australia, South Africa, France, Germany, the United Kingdom and Italy. Our agreements with our fulfillment partners afford us with favorable airline fares and holiday packages, as well as fulfillment services to our customers. Fulfillment services include the processing and issuance of tickets and other travel documents, handling of customer phone calls and other correspondence, and collection of commissions.

         There can be no assurance that we will achieve sufficient online traffic, travel bookings or commissions to realize economies of scale that justify our significant fixed financial obligations to Yahoo!, Lycos, InfoSpace and Nomade. There also can be no assurance that we will be able to satisfy the minimum level of travel service bookings required to maintain certain of our fulfillment partner agreements. Failure of any of the foregoing will have a material adverse effect on our business, operating results and financial condition.

         We are aggressively pursuing other strategic relationships for both distribution, marketing and content that could generate additional significant financial obligations over the next several years. There can be no assurance that we will be successful in establishing such additional strategic relationships.

MARKETING AND SALES

         Our marketing strategy is to attract new customers, develop our brand name and develop loyalty programs to better serve and satisfy our customers. Our sales strategy is focused in part on generating other revenues from sales of travel related products and services to our independent hotels and customers and on generating advertising and promotional revenue from sponsors who seek a cost-effective way to reach a travel- oriented audience online.

         We also employ a variety of traditional media programs and promotional activities to enhance the effectiveness of our marketing initiatives:


         o STRATEGIC RELATIONSHIPS. To broaden our online presence and build brand recognition, we have entered into strategic relationships to provide co-branded web sites with leading Internet portals Yahoo!, Lycos, and Nomade, and with leading Internet content aggregator, InfoSpace.

         o ADVERTISING. We intend to supplement our strategic relationships with Yahoo!, Lycos, InfoSpace and Nomade by entering into additional relationship with other Internet portals as well as investing in online advertising to drive traffic to our web sites. By purchasing low cost advertisements on high traffic sites, we will seek to cost-effectively generate traffic to our web sites. We may also advertise from time to time in traditional media such as television, print and broadcast to increase the awareness of our travel services.

         o CO-MARKETING/PROMOTIONS. We intend to establish a number of co-marketing relationships to promote our travel services and to sponsor contests that offer travel related prizes, including online auctions and other sponsored events. These programs will necessarily involve participation with airlines, hotels, car rental agencies and other online service providers.

         o LOYALTY AWARDS. We intend to offer various incentives and awards to our customer base. These incentives are designed to increase customer loyalty and brand awareness.

         o ONLINE TRAVEL RELATED AND ADVERTISING SALES. As the number of independent hotels on our web sites increases, we intend to offer our independent hotels a variety of options, including the ability to upgrade their content and advertise for a fee. We also intend to offer our customers an assortment of travel related products and services such as travel insurance, travel financing and travel supplies. We also believe that the sale of online advertising will become an increasingly important source of revenue. Accordingly, we intend to increase our investment in advertising sales that target key advertisers who seek to reach a travel oriented online audience. Client advertisements can be incorporated into our online sites in the form of banners, links and buttons that encourage viewers to click through for additional information. In addition, we can develop extensive editorial and marketing content to support the various marketing initiatives of sponsors.

COMPETITION

         The online travel services market is new, rapidly evolving and intensely competitive, and we expect such competition to intensify in the future. We currently compete primarily with traditional travel agencies and online travel reservation services. In the online travel services market, we compete with other entities that maintain online travel web sites, such as Expedia, which is operated by Microsoft Corporation, Travelocity, which is operated by SABRE Group Holdings Inc., a majority owned subsidiary of American Airlines, PreviewTravel, TravelWeb, which is operated by Pegasus, and Internet Travel Network.

         In the United States, over 75% of online travel commerce is represented by Expedia, Travelocity, Preview Travel and Internet Travel Network. This consolidation presents a significant barrier to entry. In the United Kingdom, Expedia, Travelocity and LASTMINUTE.COM represent our major competitors. In Germany, Expedia represents our major competitor. Except for the foregoing, our competition for online travel commerce in Europe is currently limited. However, many of our other competitors in the United States may increase their efforts in the international markets. In addition, the leading traditional travel agencies, such as American Express Travel Related Services Co. Inc., Uniglobe Travel and Carlson Wagonlit Travel, may in the future establish commercial web sites offering online travel services. Some of these existing and potential competitors have significantly greater financial, technical and marketing resources than we do. We cannot assure you that we will be able to compete effectively.

         In addition to the traditional travel agency, most travel suppliers also sell their services directly to customers, including by telephone and their own web sites. Selling their services directly eliminates the need of the travel suppliers to pay commissions to third parties. As the market for online travel services grows, we believe that the range of companies involved in the online travel services industry, including travel suppliers, traditional travel agencies and travel industry information providers, will increase; with each offering services that compete with our services.

         We believe that the success of companies entering the online travel services business will be based on the following competitive factors: broad distribution, quality and exclusivity of content, technological sophistication and brand awareness. If we fail to establish these competitive factors quickly, competitors may prevent us from obtaining a leading market share, which would adversely affect our business. Therefore, we intend to deploy significant resources and pursue an aggressive implementation of these factors. However, we cannot assure that we will be able to capture or maintain sufficient market share in the face of increasing competition.

TECHNOLOGY

         Our operations include a multilingual call center facility, a customer service unit, two electronic publishing units, an information system support unit, a web site development unit, a hotel recruitment center, and a local travel agency partner network providing fulfillment services. These operations utilize a sophisticated infrastructure, including a scalable high capacity web server infrastructure.

         We provide 24 hour continuous access to our online travel services. Continuous access is maintained through constant automated server polling and by ensuring that users are routed to optimal services. We maintain back-up ISDN lines should parts of the network fail.

         We seek to ensure server security, as well as protect user information, other vital information resources and server infrastructure through the location of web server farms in secure server rooms and the deployment of sophisticated firewall software.

PROPRIETARY RIGHTS

         We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success, and rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We pursue the registration of certain of our key trademarks and service marks in the United States and internationally. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online. We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that the quality of our brand is maintained by such licensees, there can be no assurance that such licensees will not take actions that might materially adversely affect the value of our proprietary rights or reputation, which could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our copyrights, trademarks, or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by us and our licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

         We also intend to continue to strategically license certain content for our online sites from third parties, including content which is integrated with internally developed content and used on the online sites to provide key services. There can be no assurance that these third party content licenses will be available to us on commercially reasonable terms or that we will be able to successfully integrate such third party content. Such content licenses may expose us to increased risks, including risks associated with the assimilation of new content, the diversion of resources from the development of our content, the inability to generate revenues from new content sufficient to offset associated acquisition costs and the maintenance of uniform, appealing content. The inability to obtain any of these licenses could result in delays in site development or services until equivalent content can be identified, licensed and integrated. Any such delays in site development or services could have a material adverse effect on our business, operating results and financial condition.

GOVERNMENT REGULATION

         We are subject to various United States and foreign laws and regulations relating to our online travel services business, including United States Department of Transportation regulations prohibiting unfair and deceptive practices. Few laws or regulations are currently, direct applicable to access to the Internet. However, because of the Internet's popularity and increasing use, new laws and regulations may be adopted. Such laws and regulations may be issued such as:

         o        user privacy;
         o        pricing;
         o        content;
         o        copyrights;
         o        distribution; and
         o        characteristics and quality of products and services.

         In addition, the growth of the Internet and electronic commerce, coupled with publicity regarding Internet fraud, may lead to the enactment of more stringent consumer protection laws. These laws may impose additional burdens on our online travel services business. The enactment of any additional laws or regulations may impede the growth of the Internet, which could decrease our potential revenues from electronic commerce or otherwise adversely affect our business, financial condition and operating results.

OUR SOUTH AFRICAN LIFESTYLE PRODUCTS OPERATIONS

         Our lifestyle products operations consists of nine companies which operate as wholly owned subsidiaries of First Lifestyle Holdings, a publicly traded company on the Johannesburg, South Africa Stock Exchange. We own approximately 51.5% of First Lifestyle Holdings. Of our nine lifestyle products companies, five are engaged in the manufacture of specialty foods, and four are engaged in the manufacture and distribution of a wide variety of indoor and outdoor consumer products.

         Piemans Pantry, Gull Foods, Seemanns Meat Products, Astoria Bakery and Fifers Bakery are engaged in the manufacture of a variety of specialty foods. Each of our specialty foods companies is characterized by a focus on providing food products to the upper end of the market, with a significant emphasis on quality. We sell to South Africa's leading supermarkets and retail chains, a number of fast food franchises as well as independent bakeries and convenience stores. Piemans Pantry manufactures, sells and distributes quality meat, vegetarian and fruit pies, both in the baked and frozen, unbaked form. Gull Foods manufactures and sells a wide range of prepared food products. Gull's product line includes over 150 products ranging from hamburger patties, prepared sandwiches, salads, prepared pastas, pizzas, and flavored breads. Seemanns manufactures, sells, and distributes a wide range of processed meat products including products typically found in retail butcheries, as well as high margin processed and smoked meat products. Astoria Bakery manufactures, sells and distributes high margin specialty breads such as special rye breads from its bakery in Randburg, South Africa. In addition, Astoria Bakery Lesotho manufactures, sells and distributes staple bread to the Lesotho market, from its bakers in Maseru, the capital of Lesotho. Fifers Bakery manufactures and distributes high quality long life baked confectionary products and filo pastry.

         SA Leisure, Republic Umbrella, Galactex and Tradewinds Parasol are engaged in the manufacture and distribution of a variety of indoor and outdoor consumer products. Each of our indoor and outdoor consumer products companies is characterized by a focus on providing a broad spectrum of products to the South African retail market, with an increasing emphasis on exports as well. We sell to South Africa's leading retail chains. SA Leisure manufactures a wide range of injection molded consumer items. SA Leisure's product line includes over 100 products ranging from injection molded household products such as containers, waste and laundry baskets, garden chairs and tables, do-it-yourself tool kits and luggage, as well as a range of office shelving and filing systems. Republic Umbrella specializes in the assembly and distribution of a wide variety of umbrellas and other related outdoor products. Republic Umbrella is the largest distributor of SA Leisure products. Galactex Outdoor is the largest broad range distributor of barbecues and barbecue accessories in South Africa, and is the exclusive Southern Africa distributor of Weber-Stephen barbeque products. The distribution agreement with

Weber  was  entered  into in 1984  and has been  renewed  until  December  1999.
Tradewinds  Parasol is South  Africa's  leading  manufacturer  of large  outdoor wooden  parasols.  Tradewinds  Parasol is an export  oriented  producer  and has established an international reputation as a leading manufacturer of high-quality canvas and wooden parasols.

         We source our raw materials and products for all of our lifestyle products businesses from both local and foreign suppliers. We have adequate alternative suppliers and to date have had no difficulty obtaining adequate supplies of all our requirements. Our specialty foods business is slightly stronger in the months of July through October as well as December. However, these increases are not significant enough to make it a seasonal business. Our indoor and outdoor consumer products business is seasonal, with business increasing significantly from September to January paralleling the South African summer.

         During fiscal year ended June 30, 1999, the following customers accounted for approximately the following percentage of our sales revenue:
Woolworths, 15%; Pick n Pay, 11.5%; and Massmart, 10%. Our lifestyle products businesses had revenues of approximately $84.9 million which accounted for approximately 99% of our revenues for fiscal year ended June 30, 1999. Our lifestyle products business had income from operations of approximately $7.7 million for fiscal 1999.

         During fiscal year ended June 30, 1999, we decided to focus our operations on our newly acquired online travel services business and our lifestyle products businesses. In order to accomplish the foregoing, we have disposed of or closed our operations in our industrial products and packaging businesses, including L.S. Pressings, Europair and First Strut in the industrial products business, and Starpak, Pacmatic and Pacforce in the packaging business.

GOVERNMENT REGULATION

         Our South African specialty food and lifestyle product business operations are subject to a number of laws and regulations governing the use and disposition of hazardous substances, air and water pollution and other activities that effect the environment. Our management believes that each of our subsidiaries is in substantial compliance with applicable South African law and regulations and that no violation of any such law or regulation has occurred which would have a material adverse effect on our financial condition.

EMPLOYEES

         In addition to our President, Clive Kabatznik, who devotes substantially all of his business time to our various businesses, Leisureplanet Holdings, Ltd. has only one full-time salaried employee. Our subsidiary, First South African Holdings (Pty.) Ltd. has only three full-time salaried employees. Our operating subsidiaries currently employ approximately 2,300 people. We intend to add employees as necessary to meet management and other requirements from time to time.

         Our success will depend on our ability to attract and retain highly qualified employees. We provide performance based and equity based compensation programs to reward and motivate significant contributors among our employees. Competition for qualified personnel in the industry is intense. There can be no assurance that our current and planned staffing will be adequate to support our future operations or that management will be able to hire, train, retain, motivate, and manage required personnel. Although none of our employees is represented by a labor union, there can be no assurance that our employees will not join or form a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2.  PROPERTIES

         Our principal executive offices are located at Clarendon House, Church Street, Hamilton, HM CX, Bermuda, which space is made available to us pursuant to a corporate services agreement entered into with a corporate services company in Bermuda. The principal executive offices of First South African Holdings (Pty.) Ltd. are located in the facilities of Galactex in South Africa.

         LPI Limited, our online travel services subsidiary, has two offices, one in Cape Town, South Africa and one in Hassrode, Belgium. Our web servers are located in Atlanta, Georgia and Hassrode, Belgium. Our lease in Cape Town covers 10,000 square feet, costs approximately $120,000 annually and expires in October 2004. Our lease in Hassrode, Belgium covers approximately 17,750 square feet, costs approximately $230,000 annually and expires in April 2009.

         Piemans Pantry operates from premises and facilities that it owns in Krugersdorp, South Africa. The facility has two floors with a total size of 38,000 square feet.

         Astoria Bakery leases approximately 20,000 square feet of space in Randburg, South Africa for which it pays an annual rent of approximately $100,000 pursuant to a lease expiring in 2006.

         Seemanns Meat Products operates from premises and facilities that it owns in Randburg, South Africa. These premises include a retail outlet and comprise approximately 44,000 square feet.

         Gull Foods operates from premises and facilities that it rents in Bronkhorstspruit, South Africa. Such premises include approximately 52,000 square feet of space. Rental cost is approximately $62,000 per annum with a lease term of five years expiring in June 2003.

         Fifers Bakery leases approximately 18,840 square feet in Isando, South Africa for which it pays an annual rent of approximately $288,000 pursuant to a lease expiring in June 2006.

         Republic   Umbrella   leases   approximately   16,000  square  feet  in
Springfield Park, Kwa Zulu-Natal, South Africa for which it pays an annual rent of approximately $322,000 pursuant to a lease expiring in November 2003.

         Galactex Outdoor leases approximately 10,000 square feet in Route 24, Meadowdale, Gauteng, South Africa for which it pays an annual rent of approximately $131,000 pursuant to a lease expiring in September 2008.

         SA Leisure operates out of an administration building in Gardens, Gauteng, South Africa which it owns and which includes approximately 2,100 square feet of space. S.A. Leisure also operates out of a 30,000 square foot leased facility in Isithebe, Kwa Zulu-Natal, South Africa for which it pays an annual rent of approximately $361,000 pursuant to a lease expiring in October 2000.

         Our United States subsidiary, First South Africa Management Corp., a Delaware corporation incorporated in 1995, has its principal executive offices at 1348 Washington Avenue, Suite 155, Miami, Florida 33139. The lease is on a month to month basis and costs us approximately $2,500 per year.

ITEM 3.  LEGAL PROCEEDINGS

         Neither we nor any of our subsidiaries is subject to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On April 29, 1999, we held our annual meeting of shareholders. At the annual meeting, our shareholders elected four directors to serve until the next annual meeting and until their respective successors are elected and qualified. At the annual meeting, our shareholders also approved a change in our corporate name from First South Africa Corp., Ltd. to Leisureplanet Holdings, Ltd and approved the appointment of PricewaterhouseCoopers Inc as our independent public accountants. The votes for directors were as follows:


                                                           Votes
                                           -------------------------------------
                                              For                      Withheld
                                           ---------                   --------
Michael Levy                               8,341,711                    7,600
Clive Kabatznik                            8,341,711                    7,600
Cornelius Roodt                            8,341,711                    7,600
George Garrick                             8,341,711                    7,600

The votes with respect to our name change were as follows:


      For                    Against                  Abstain
---------------           --------------           --------------
   8,336,511                  12,800                    -0-

The votes with respect to the appointment of our independent public accountants were as follows:


      For                    Against                  Abstain
---------------           --------------           --------------
   8,338,843                  8,468                    2,000


PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is listed for quotation on the National Market on the Nasdaq System under the symbol LPHL. Our units, redeemable Class A warrants and redeemable Class B warrants are listed for quotation on the Nasdaq SmallCap Market under the symbols LPHLU, LPHLW and LPHLZ, respectively. The following table sets forth, for the periods indicated the high and low closing sales prices for our common stock, units, redeemable Class A warrants and redeemable Class B warrants as reported by Nasdaq.


                                                    High              Low
                                                    ----              ---
Common Stock
Fiscal 1998
1st Quarter.........................................$8.875            $7.125
2nd Quarter.........................................$9.00             $6.00
3rd Quarter.........................................$7.6875           $5.50
4th Quarter.........................................$8.55             $4.00

Fiscal 1999
1st Quarter.........................................$4.75             $.75
2nd Quarter.........................................$1.6875           $.75
3rd Quarter.........................................$3.25             $1.3125
4th Quarter.........................................$11.875           $1.1875

Fiscal 2000
1st Quarter (through September 17, 1999)............$7.9375           $3.625

Units
Fiscal 1998
1st Quarter.........................................$14.625           $10.00
2nd Quarter.........................................$14.75            $8.625
3rd Quarter.........................................$14.50            $8.25
4th Quarter.........................................$14.00            $6.50

Fiscal 1999
1st Quarter.........................................$8.75             $1.25

                                                    High              Low
                                                    ----              ---
2nd Quarter.........................................$2.625            $.75
3rd Quarter.........................................$5.25             $1.00
4th Quarter.........................................$23.5             $2.50

Fiscal 2000
1st Quarter (through September 17, 1999)............$15.00            $7.00

Class A Warrants
Fiscal 1998
1st Quarter.........................................$4.00             $2.00
2nd Quarter.........................................$4.0625           $1.9375
3rd Quarter.........................................$3.40625          $1.75
4th Quarter.........................................$3.6875           $1.03125

Fiscal 1999
1st Quarter.........................................$1.375            $.375
2nd Quarter.........................................$0.625            $0.0625
3rd Quarter.........................................$0.75             $0.0625
4th Quarter.........................................$9.00             $0.4375

Fiscal 2000
1st Quarter (through September 17, 1999)............$4.75             $2.00

Class B Warrants
Fiscal 1998
1st Quarter.........................................$1.9375           $1.00
2nd Quarter.........................................$1.9375           $1.25
3rd Quarter.........................................$1.625            $1.25
4th Quarter.........................................$1.8125           $.9375

Fiscal 1999
1st Quarter.........................................$1.125            $0.625
2nd Quarter.........................................$0.625            $0.125
3rd Quarter.........................................$0.625            $0.125
4th Quarter.........................................$0.3125           $0.125

Fiscal 2000
1st Quarter (through September 17, 1999)............$2.00             $.75

         As of September 17, 1999, there were approximately 29 holders of our common stock, exclusive of holders whose shares were held by brokerage firms, depositaries and other institutional firms in "street name" for their customers. As of September 17, 1999, there were approximately 8 holders of our Class A warrants and 5 holders of our Class B warrants.

         We have never declared or paid any cash dividends on our common stock or our Class B common stock. We do not intend to declare or pay any dividends on our common stock or our Class B common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

         In connection with our agreement with InfoSpace.com, Inc., on June 30, 1999, we issued a warrant to purchase 720,000 shares of our common stock at an exercise price of $.01 which warrant will vest in six consecutive quarters.

ITEM 6.   SELECTED FINANCIAL DATA

SELECTED CONDENSED COMBINED FINANCIAL DATA

         The results of our predecessor set forth below represent the combined results of Starpak and L.S. Pressings, which are deemed to be our predecessor due to the common ownership and control of such entities. The data presented for Starpak and L.S. Pressings was derived from the combined audited financial statements of such entities. We disposed of each of Starpak and L.S. Pressings during fiscal year ended June 30, 1999.

         The results from March 1, 1995 to June 30, 1995 represent unaudited financial data, which data, in the opinion of management, contains all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation. The results of such interim period are not necessarily indicative of the results of a full year.

         Our net income after tax for the fiscal year ended June 30, 1997 includes a net gain of $3,327,478 on the sale of our investment in First SA Food Holdings, Ltd., as well as a minority interest of $135,224.

         Our net income after tax for the fiscal year ended June 30, 1998 includes a net gain of $2,608,834 on the sale of our investment in First SA Food Holdings, Ltd., as well as a minority interest of $2,016,791.

         Our net loss after tax for the fiscal year ended June 30, 1999 includes a net gain of $701,913 on the sale of our investment in First Lifestyle Holdings Limited, formerly known as First SA Food Holdings Limited, and a net loss on disposal of First SA Lifestyle Holdings Limited of $409,040. First SA Lifestyle Holdings Limited was sold to First Lifestyle Holdings Limited during the fiscal year ended June 30, 1999. The minority shareholders' interest for such fiscal year amounted to $3,292,802.

         All of the financial data set forth below should be read in conjunction with the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

STATEMENT OF OPERATIONS DATA         PREDECESSOR                                 LEISUREPLANET HOLDINGS, LTD.
                                     YEARS ENDED      MARCH 1 TO                    YEARS ENDED JUNE 30,
                                     FEBRUARY 28,      JUNE 30,
                                         1995           1995            1996           1997            1998            1999
                                           $              $               $              $               $              $
Revenues                                      -              -       1,570,888       41,885,913      82,759,698     85,108,795

Total operating expenses                      -              -      (8,198,079)     (38,559,968)    (75,328,804)   (86,806,538)

    Operating (loss)/income                   -              -      (6,627,191)       3,325,945       7,430,894     (1,697,743)

    Interest (expense)/income                 -              -        (351,793)          26,016          98,458     (1,298,438)
Net (loss)/income before tax and
minority interests from
continuing operations                         -              -      (6,965,556)       7,149,970      10,609,251     (1,302,630)
Net (loss)/income from
continuing operations                  (222,558)      (145,216)     (6,743,363)       5,832,922       6,022,885     (7,298,238)
(Loss)/gain from discontinued
operations                              536,440        359,045       1,005,803          850,243     (2,178,473)     (2,433,939)

     Net (loss)/income after tax        313,882        213,829      (5,737,560)       6,683,165       3,844,412     (9,732,177)
(Loss)/income per share (Basic)
- from continuing operations             ($0.40)        ($0.26)         ($3.56)           $1.13           $0.94         ($1.11)
(Loss)/income per share
(Diluted)-from continuing                ($0.40)        ($0.26)         ($3.56)           $1.07           $0.80         ($1.11)
operations


                            PREDECESSOR                         LEISUREPLANET HOLDINGS, LTD.
BALANCE SHEET DATA          FEBRUARY 28,                                  JUNE 30,
                                1995             1996           1997            1998             1999
                                  $               $              $                $                $
Total assets                 5,161,709        23,604,994     64,197,149       89,561,459       102,903,830
Long term liabilities        1,123,665         2,361,372     13,341,758       29,507,926        33,598,244
Net working capital          1,366,602         4,624,417     25,357,584       25,648,684        28,278,287
Stockholders'equity          1,828,656        12,792,376     23,220,014       17,299,673         5,254,902

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND HISTORY

         Leisureplanet Holdings, Ltd. (formerly known as First South Africa Corp., Ltd.) was incorporated in September 1995 with the intention of actively pursuing acquisitions fitting a pre-defined investment strategy. Prior to our acquisition of LPI Limited, an online travel services company, in February 1999, the broad strategy followed by us in all of our investment decisions was as follows:

o  Turnover  must be within the range of $5 million - $50  million;
o  Net income must yield a  sustainable  above  average  return  on  investment;
o Growth in turnover must be above average and must be sustainable over the medium term; and
o The target must operate in one of the pre-defined industry sectors identified by management.

         We currently hold, through our South African subsidiary, First South African Holdings (Pty.) Ltd., nine South African subsidiaries which met the acquisition criteria identified above. In addition, in February 1999, we acquired an 81% stake in LPI Limited, an online travel services company. Also, during fiscal 1999, we disposed of our interests in the industrial products and packaging industry segments. Our remaining subsidiaries are listed below and are engaged in the following industry segments:

         INTERNET AND E-COMMERCE RELATED BUSINESSES

         o        LPI Limited

         LIFESTYLE PRODUCTS

         FOOD DIVISION
         o        Piemans Pantry
         o        Astoria Bakery
         o        Seemanns Meat Products
         o        Gull Foods
         o        Fifers Bakery

         LEISURE DIVISION
         o        SA Leisure
         o        Galactex
         o        Republic Umbrella
         o        Tradewinds Parasol

SOUTH AFRICAN OPERATIONS

         As our results are reported in US Dollars, but our revenues are primarily generated in South African Rand, the South African inflation rate and the depreciation of the South African Rand against the US Dollar are important to an understanding of our results. In broad terms, if the depreciation of the South African Rand against the US Dollar is in excess of the South African inflation rate, then we would need to generate South African revenue in excess of the South African inflation rate to maintain U.S. Dollar parity. The average rate for the South African Rand against the US Dollar for the periods presented in this report are as follows:


                                                   YEAR ENDED        YEAR ENDED         YEAR ENDED
                                                  JUNE 30, 1999     JUNE 30, 1998      JUNE 30, 1997
Rate of exchange vs $1                                 6.05              4.97              4.53
Depreciation                                           21.7%             9.7%             17.7%


                                                    YEAR ENDED         YEAR ENDED        YEAR ENDED
                                                  JUNE 30, 1999      JUNE 30, 1998     JUNE 30, 1997

South African Rand annual rate of inflation                4.9%          7.2%              8.8%
RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

         REVENUES. Revenues increased by $2.3 million, or 2.8%, from $82.8 million in fiscal 1998 to $85.1 million in fiscal 1999. Our revenues for fiscal 1999 are disclosed net of rebates, discounts and allowances of $4.7 million, which amounts were not accounted for in the previous years due to the lack of adequate information. Our increase in revenues resulted primarily from growth in revenues in our lifestyle business segment, which grew by 2.4% in U.S. Dollar terms, representing a growth in South African Rand of 24%, which is significantly better than inflation. The increase is also attributable to the fact that our fiscal 1998 revenues only include the leisure division of our lifestyle products business for a nine month period. Finally, fiscal 1999 has also seen an increase in exports of South African manufactured products to European and American destinations.

         COST OF GOODS SOLD. Cost of goods sold increased as a percentage of revenues from 54% to 69%. This increase primarily resulted from the reclassification of certain manufacturing overhead costs to cost of goods sold during fiscal 1999. Two of our lifestyle products subsidiaries, one in the leisure division and one in the food division, experienced difficulties arising from poor inventory control during fiscal 1999, resulting in a significant charge to cost of goods sold. The percentage of cost of goods sold to revenues for fiscal 1999 was increased by the reduction of revenues for rebates, discounts and allowances of $4.7 million, discussed above. Cost of goods sold as a percentage of revenues for fiscal 1999 excluding this reduction amounts to 66%.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $3.6 million, or 13%, from $27.6 million during fiscal 1998 to $24.0 million during fiscal 1999. This decrease takes into account the selling, general and administrative expenses of our online travel services business. This decrease is primarily attributable to the set off of rebates, discounts and allowances against revenues, discussed above.

         AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased from $1.0 million in fiscal 1998 to $1.5 million in fiscal 1999. This increase is due primarily to the fact that the additional purchase price payments incurred under various of our acquisition agreements have been allocated to intangibles and therefore have been amortized.

         DEPRECIATION. Depreciation increased from $1.7 million in fiscal 1998 to $2.1 million in fiscal 1999. This increase is due primarily to the fact that we made various additions to property, plant and equipment in our lifestyle products business to promote our growth. In addition, our fiscal 1999 numbers include the leisure division of our lifestyle products business for 12 months, while our fiscal 1998 numbers only include our leisure division for 9 months.

         FOREIGN CURRENCY LOSS. Foreign currency loss decreased from $415,000 in fiscal 1998 to $282,000 in fiscal 1999. This decrease is due primarily to a lower depreciation of the South African Rand against the U.S.
Dollar during fiscal 1999 than during fiscal 1998.

         GAIN ON DISPOSAL OF SUBSIDIARY STOCK. Gain on disposal of subsidiary stock decreased from $2.6 million in fiscal 1998 to $702,000 in fiscal 1999. This decrease is due primarily to the fact that we realized lower proceeds from the sale of shares in our subsidiaries due to the depressed state of the South African market in fiscal 1999, and the fact that the shares of our subsidiary which we sold during fiscal 1999 had a higher carrying cost than those sold during fiscal 1998.

         OTHER INCOME. Other income increased from $471,000 in fiscal 1998 to $992,000 in fiscal 1999. This increase is due primarily to the fact that our fiscal 1999 numbers include the leisure division of our lifestyle products business for 12 months, while our fiscal 1998 numbers only include our leisure division for 9 months.

         INTEREST EXPENSE. Interest expense increased from net interest income of $98,000 in fiscal 1998 to net interest expense of $1.3 million in fiscal 1999. This increase was primarily due to the establishment of a capital redemption reserve fund during the fiscal 1999 for our outstanding increasing rate debentures, combined with the redemption of various debentures during fiscal 1999, each of which utilized a substantial portion of our surplus reserves and caused a reduction in interest income earned on our reserves. The reserve fund was established because the increasing rate debentures are required to be redeemed at a premium if certain specified share prices are not attained. In addition, we accrued interest expense on our increasing rate debentures for a full year during fiscal 1999, compared to eight months in fiscal 1998.

         PROVISION FOR TAXES ON INCOME. Our income tax provision decreased from $2.6 million in fiscal 1998 to $2.2 million in fiscal 1999. This decrease was primarily due to a decrease in the South African tax rate from 35% to 30% during fiscal 1999.

         LOSS FROM DISCONTINUED OPERATIONS. Our loss from discontinued operations increased from $2.2 million in fiscal 1998 to $2.4 million in fiscal 1999. Our loss in fiscal 1999 resulted from the discontinuance of our industrial products and packaging business segments. We decided to discontinue these segments since their performance was below average.

         MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY COMPANIES. The minority interest in our subsidiaries increased from $2.0 million in fiscal 1998 to $3.3 million in fiscal 1999. This increase was primarily due to a decrease in our share holdings of First Lifestyle Holdings Limited during fiscal 1999 from 67% to approximately 51.5%.

         PREFERENCE DIVIDEND DECLARED. During fiscal 1999, our South African subsidiary, First South African Holdings (Pty.) Ltd., declared a preferred dividend of $496,000. No such dividend was declared or paid during fiscal 1998. This dividend was declared for the benefit of the holders of preferred stock of First South African Holdings (Pty.) Ltd. The preferred stock was issued during fiscal 1999 to fund our acquisition of LPI Limited.

         NET (LOSS)/ INCOME. As a result of the above, we achieved a loss of $9.7 million as compared to a profit of $3.8 in fiscal 1998.

FISCAL 1998 COMPARED TO FISCAL 1997

         REVENUES. Revenues for the fiscal 1998 increased $40.9 million, or 98%, from $41.9 million to $82.8 million. This increase is primarily attributable to the acquisition of various companies making up the leisure division, and the acquisition of two companies in the food division. The sales from these companies for fiscal 1998 total $30.8 million.

         COST OF SALES. Cost of goods sold for fiscal 1998 increased to 53.8% of revenues from 53.6% of revenues for the comparative period in the prior year.

         SELLING, GENERAL AND ADMINISTRATIVE COSTS. Selling, general and administrative costs of $27.6 million for fiscal 1998 has increased from $14.7 million for the comparative period in fiscal 1997. This increase is due to the addition of the leisure division companies and two additional food subsidiaries during the 1998 fiscal year.

         GAIN ON DISPOSAL OF SUBSIDIARY STOCK ON DISPOSAL OF SUBSIDIARY STOCK. The gain on disposal of subsidiary stock decreased to $2.6 million from $3.3 million. During fiscal 1998, 3.2% of our investment in First SA Food Holdings Limited shares was sold to minorities, realizing a profit of $2.6 million. In fiscal 1997, the profit was realized on the disposal of an effective 30% interest in First SA Food Holdings Limited.

         INTEREST EXPENSE. Interest income of $98,000 has increased from $26,000 for the comparative period in fiscal 1997. Interest for fiscal 1998 consists primarily of interest income earned on cash balances and surplus funds in the processed foods business.

         PROVISION FOR TAXES ON INCOME. Our income tax provision increased from $1.2 million in fiscal 1997 to $2.6 million in fiscal 1998. This increase was due primarily to an increase in the effective corporate tax rate from 16.5% to 24.2%, combined with an increase in taxable income while maintaining a relative constant base of non-taxable income in US Dollar terms.

         LOSS FROM DISCONTINUED OPERATIONS. The discontinued industry segments contributed income of $850,000 during fiscal 1997, compared to a loss of $2.2 million in fiscal 1998. The loss in fiscal 1998 was primarily due to the acquisition of a loss generating subsidiary which we were unable to make profitable.

         NET INCOME. Net income of $3.9 million has decreased from $6.7 million, a decrease of 42.5% over the comparative period in fiscal 1997. The decrease is primarily attributable to the factors set forth above combined with a general depreciation of the South African Rand against the US Dollar during fiscal 1998.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Our cash increased $2.9 million to $20.8 million at June 30, 1999, from $17.9 million at June 30, 1998. This increase was due primarily to funds raised on the issuance of preferred shares of our South African subsidiary, First South African Holdings (Pty.) Ltd., and the discontinuance of the industrial products and packaging businesses, which were largely cash negative.

         Our working capital increased $2.6 million to $28.3 million at June 30, 1999 from $25.7 million at June 30, 1998. The working capital increase was due primarily to an increase in other current assets and a decrease in trade accounts payable and other payables.

         At June 30, 1999, we had $36.7 million in borrowings, an increase from $31.8 million at June 30, 1998. Our borrowings at June 30, 1999 include $10 million owed to the minority shareholder of our on-line travel services subsidiary, LPI Limited. Excluding the amount owing to the minority shareholder of LPI Limited, we reduced our borrowings by $5.1 million during fiscal 1999. We did so by redeeming approximately 55% of our 9% convertible debentures and through the normal repayment of other loan funds.

         Our operations for fiscal 1999, excluding non-cash charges, resulted in the net utilization of cash of $4.6 million. That cash was used primarily to fund our online travel services business. Investing activities resulted in the net utilization of an additional $5.9 million of cash during fiscal 1999, including the acquisition of property, plant and equipment of $6.0 million, additional purchase price payments of $3.6 million and the acquisition of LPI Limited for $2.4 million. Our investing activities were financed primarily by the disposal of an additional 8.9% of our ownership of First Lifestyle Holdings Limited for $5.7 million and the issuance of mandatory redeemable preferred shares of our South African subsidiary, First South African Holdings (Pty.) Ltd., for $9.9 million. Net cash provided from financing activities amounted to $9.8 million in fiscal 1999, which was primarily raised by the issuance of preferred shares in our South African subsidiary, First South African Holdings (Pty.) Ltd. for $9.9 million.

FUTURE COMMITMENTS

         Under the various acquisition agreements we entered into acquiring certain of our businesses, we anticipate spending approximately $750,000 in cash on contingent payments over the next 12 months, as well as approximately $600,000 in stock. We anticipate that our cash on hand at June 30, 1999 and our operating cash flows will be sufficient to fully fund these payments. We also anticipate that any longer term contingent acquisition payments will be funded out of operating cash flows of our acquired entities.

         Our operating subsidiaries generally collect their receivable within 65-90 days and reserve approximately 5% for doubtful accounts. Historically, our operating and capital needs have been met by internal cash flow and outside bank borrowing. We anticipate that capital expenditures for the foreseeable future can continue to be met by internal cash flow and bank borrowing. Our operating subsidiaries engage in certain foreign exchange contracts with respect to certain overseas purchases in order to lock in a specified exchange rate.

         Due to the nature and stage of growth of our online travel services business, our online travel services subsidiary, LPI Limited, incurs operational losses of approximately $1.0 million per month with minimal revenues. These costs are expected to increase over the coming months. For example, under certain of our strategic agreements such as Lycos, Yahoo!, InfoSpace and Nomade, we are required to make payments aggregating approximately $6 million over the next 12 months. We anticipate paying for these expenses, as well as the anticipated operating losses of our online travel services business, through equity financing and/or additional indebtedness. However, there is no assurance that we will be able to raise any additional equity financing or incur additional indebtedness.

         We intend to continue to pursue an aggressive acquisition strategy of Internet related businesses and in South Africa. We anticipate utilizing a substantial portion of our excess cash balances and operating cash flows to fund this strategy to the extent that suitable acquisition candidates can be identified. In addition, we may be required to incur additional indebtedness or raise equity financing in connection with future acquisitions. There is no assurance that we will be able to incur additional indebtedness or raise additional equity to finance future acquisitions on acceptable terms, if at all.

RECENTLY ISSUED FINANCIAL STANDARDS

         We believe that recently issued financial standards will not have a significant impact on our results of operations, financial position or cash flows.

YEAR 2000

         Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

         We made a preliminary assessment of the Year 2000 readiness of our operating, financial and administrative systems, including the hardware and software that comprise our systems. Based on our preliminary assessment, we believe that the significant risk that faces us regarding the Year 2000 readiness of our systems relates to the Year 2000 compliance of our utility suppliers, major suppliers, customers, and bankers. We are currently confirming the Year 2000 compliance of each of the foregoing. Based on the responses we have received, we believe that our risks have been adequately addressed. In addition, where possible, we have identified alternative sources of supply where available. However, certain of our existing suppliers are sole suppliers. In addition, there can be no assurance that such third party systems will be Year 2000 compliant. A failure to be Year 2000 compliant could result in lost revenues, increased costs or loss of customers and other business interruptions, all of which could have a material adverse effect on our business, financial condition and results of operations.

         The costs incurred by us to date on Year 2000 readiness have typically been to replace aging hardware and to upgrade existing purchased software. In each case where upgraded software was required, the upgrade was available from software suppliers and those suppliers certified Year 2000 compliance of such software. Our costs incurred to date have not been material. However, there can be no guarantee that the costs to be incurred will not be material should a significant Year 2000 compliance problem be subsequently discovered.

         We are developing a contingency plan which will ensure that the production and distribution and the recording of transactions will continue should we have a significant Year 2000 compliance problem. For example, we are able to temporarily support a manual recording keeping system should our IT system fail. However, we cannot guarantee that our contingency plans will be sufficient to prevent significant disruption.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not ordinarily hold market risk sensitive instruments for trading purposes. We do however recognize market risk from interest rate, foreign currency exchange and commodity price exposure.

INTEREST RATE RISK

         At June 30, 1999, approximately $4.3 million of our long term debt, specifically the borrowings in First Lifestyle Holdings Limited, was subject to interest at variable rates. Similarly, our cash resources earn interest at variable rates. Accordingly, our net income and after tax cash flows are affected by fluctuations in interest rates. Assuming the current level of cash resources and borrowings at variable interest rates and assuming a two percentage point decrease in the average interest rate under these borrowings and cash resources, it is estimated that the net effect on interest would be a reduction in interest earned of $330,000, resulting in a reduction in our net income and after tax cash flow of $231,000. Any adverse changes in interest rates would likely result in our taking action to mitigate our exposure. However, due to the uncertainty of the actions that we would take and their possible effects, this analysis assumes no action is taken. There can be no assurance that decreases or increases in interest rates will not exceed possible projections.

FOREIGN CURRENCY RISK

         Our primary operations are based in South Africa and most of our economic activity is denominated in South African Rands. This exposes us to market risk with respect to fluctuations in the relative value of the South African Rand against the US Dollar. Certain of this risk is covered through our purchase of foreign exchange contracts.

COMMODITY PRICE RISK

         The lifestyle products segment of our business makes use of several commodity products.

PROCESSED FOODS

         The main ingredient in many of our processed food products includes raw produce such as meat, potatoes, vegetables and other staple products. These food groups are commodities whose prices are largely dependent on supply and demand. The supply of these products is also dependent on environmental factors such as weather conditions and rainfall patterns. While these price fluctuations will impact on the input cost of the products produced, these are not expected to have a material impact on our profitability due to the pass through of commodity price increases to customers.

LEISURE PRODUCTS

         The leisure products side of our business make use of processed raw materials such as polypropylene, as well as natural resources such as timber. The price of polypropylene is determined on an import parity basis in South Africa, which means that worldwide surpluses and shortages are factored into the product pricing. This results in fluctuations of the price of this material from time to time. These price fluctuations impact on the per unit input cost of the products produced. We, therefore, mitigate this risk by entering into pricing agreements with suppliers to limit the effects of any adverse movements in the commodity price.

         Timber as a natural resource is subject to sustainability requirements and is also dependent on environmental factors such as weather conditions and rainfall patterns. The price of timber may fluctuate depending on supply and demand which has an impact on the input price of our products produced. In order to mitigate this risk we enter into supply arrangements with suppliers wherever possible, including arrangements covering pricing terms. In addition, raw material input prices may be passed onto customers where the factors governing such price fluctuations are outside of our control.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         LEISURE PLANET HOLDINGS LIMITED

               Report of the Independent Auditors

               Consolidated Balance Sheets at June 30, 1999 and 1998

               Consolidated   Statements  of  (Loss)/Income   and  Comprehensive
               (Loss)/Income for the years ended June 30, 1999, 1998 and 1997

               Consolidated Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997

               Consolidated Statement of Changes in Stockholders' Investment for the period June 30, 1996 to June 30, 1999

               Notes to the Consolidated Financial Statements for the years ended June 30, 1999, 1998 and 1997

                         LEISUREPLANET HOLDINGS, LIMITED

                       REPORT OF THE INDEPENDENT AUDITORS


To the Board of Directors
of Leisure Planet Holdings Limited


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of (loss)/income and comprehensive (loss)/income, of cash flows and of changes in stockholders' investment after the restatement described in note 12, present fairly, in all material respects, the financial position of Leisure Planet Holdings Limited and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers Inc
------------------------------------
PricewaterhouseCoopers Inc
Registered Accountants and Auditors
Chartered Accountants (SA)
Sandton, South Africa
October 12, 1999

                         LEISURE PLANET HOLDINGS LIMITED

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                   JUNE 30,         JUNE 30,
                                                     1999             1998
                                                                    RESTATED
                                                       $                $

CURRENT ASSETS
     Cash on hand                                   20,813,301      17,948,991
     Trade accounts receivable                      13,388,561      16,871,292
     Less: Allowances for bad debts                   (443,172)       (833,785)
                                                   -----------     -----------
                                                    12,945,389      16,037,507
     Inventories (net)                               9,152,575      11,742,613
     Prepaid expenses and other current assets       5,236,587       1,711,428
     Deferred income taxes                             539,884         377,738
                                                   -----------     -----------
              TOTAL CURRENT ASSETS                  48,687,736      47,818,277

Property, plant and equipment                       30,777,399      31,410,837
Less: Accumulated depreciation                     (11,488,982)    (11,423,572)
                                                   -----------     -----------
                                                    19,288,417      19,987,265

Intangible assets (net)                             34,024,745      20,045,983
Deferred charges (net)                                 868,944       1,448,199
Other assets                                            33,988         261,735
                                                   -----------     -----------
                                                   102,903,830      89,561,459
                                                   ===========      ==========


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         LEISURE PLANET HOLDINGS LIMITED

                           CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                                                                           JUNE 30,
                                                                                          JUNE 30,           1998
                                                                                            1999           RESTATED
                                                                                             $                $
CURRENT LIABILITIES
     Bank overdraft payable                                                                      -        2,787,965
     Current portion of long term debt                                                   3,088,435        2,256,275
     Trade accounts payable                                                              9,058,811        9,205,092
     Other provisions and accruals                                                       4,618,283        4,506,770
     Dividends payable                                                                   1,870,959          558,185
     Other taxes payable                                                                   558,669        1,064,432
     Income taxes payable                                                                1,214,292        1,790,874
                                                                                       -----------        ---------

              TOTAL CURRENT LIABILITIES                                                 20,409,449       22,169,593

Long term debt                                                                          33,598,244       29,507,926
Deferred income taxes                                                                    1,551,724          907,143
                                                                                        ----------     ------------

                                                                                        55,559,417       52,584,662
                                                                                        ----------       ----------

Minority stockholders' investment                                                       32,198,314       19,677,124

FSAH mandatory redeemable preferred stock                                                9,891,197                -

STOCKHOLDERS' INVESTMENT
Capital stock:
     A class  common  stock,  $0.01 par value -  authorized  23,000,000  shares, issued
and outstanding 5,383,142 shares (1998: 5,649,224 shares)                                   53,832           56,492

     B class common stock, $0.01 par value - authorized 2,000,000 shares, issued
and
outstanding 946,589 shares (1998: 1,822,500 shares)                                          9,466           18,225

     FSAH B class common stock, R0,001 par value - authorized 10,000,000 shares,
issued and outstanding 2,550,466 shares (1998: 2,307,782 shares)                               580              537

     Preferred stock, $0.01 par value - authorized 5,000,000 shares, issued and
outstanding nil shares                                                                           -                -

     Capital in excess of par                                                           22,971,261       28,288,404

Retained (loss)/earnings                                                                (3,084,700)       6,647,477
                                                                                        ----------      -----------

                                                                                        19,950,439       35,011,135

Foreign currency translation adjustments                                               (14,695,537)     (17,711,462)
                                                                                       ------------     -----------

                                                                                         5,254,902       17,299,673
                                                                                       -----------       ----------
                                                                                       102,903,830       89,561,459
                                                                                       ===========       ==========


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          LEISUREPLANET HOLDINGS, LTD.

                  CONSOLIDATED STATEMENTS OF (LOSS)/INCOME AND
                           COMPREHENSIVE (LOSS)/INCOME



                                                                                                  YEAR ENDED
                                                                             YEAR ENDED             JUNE 30,            YEAR ENDED
                                                                               JUNE 30,                 1998              JUNE 30,
                                                                                   1999             RESTATED                1997
                                                                                      $                    $                    $
Revenues                                                                     85,108,795           82,759,698           41,885,913
                                                                             ----------           ----------           ----------
Operating expenses
     Cost of sales                                                           58,874,284           44,525,217           22,438,793
     Selling, general and administrative costs                               24,038,714           27,606,151           14,651,996
     Amortization of intangibles                                              1,515,773            1,042,263              371,635
     Depreciation                                                             2,095,416            1,739,952            1,097,544
     Foreign currency loss                                                      282,351              415,221                    -
                                                                             ----------           ----------           ----------
                                                                             86,806,538           75,328,804           38,559,968
                                                                             ----------           ----------           ----------

Operating (loss)/income                                                     (1,697,743)            7,430,894            3,325,945

Gain on disposal of subsidiary stock                                            701,913            2,608,834            3,327,478
Other income                                                                    991,638              471,065              468,531
Interest (expense)/income                                                   (1,298,438)               98,458               26,016
                                                                             ----------           ----------           ----------

(Loss)/income from consolidated companies before income taxes
and minority interests                                                      (1,302,630)           10,609,251            7,149,970
Provision for taxes on income                                               (2,206,815)          (2,570,111)          (1,181,602)
                                                                             ----------           ----------           ----------
(Loss)/income from continuing operations before minority
interests and preference dividends                                          (3,509,445)            8,039,140            5,966,368
Minority interest in consolidated subsidiary companies                      (3,292,802)          (2,016,255)            (133,446)
Preference dividend                                                           (495,991)                    -                    -
                                                                             ----------           ----------           ----------

(Loss)/income from continuing operations                                    (7,298,238)            6,022,885            5,832,922
(Loss)/gain from discontinued operations                                    (2,433,939)          (2,178,473)              850,243
                                                                             ----------           ----------           ----------
Net (loss)/income                                                           (9,732,177)            3,844,412            6,683,165
Other comprehensive income/(loss):
     Foreign currency translation adjustments                                 3,015,925         (15,183,266)            (639,985)
                                                                            -----------         ------------           ----------

Comprehensive (loss)/income                                                 (6,716,252)         (11,338,854)            6,043,180
                                                                            ===========         ============            =========

Basic (loss)/earnings per share from continuing operations                      ($1.11)                $0.94                $1.13

Basic (loss)/earnings per share from discontinued operations                    ($0.37)              ($0.34)                $0.17
                                                                                -------              -------                -----

Total basic (loss)/earnings per share                                           ($1.48)                $0.60                $1.30
                                                                                -------                -----                -----

Diluted (loss)/earnings per share from continuing operations                   ($1.11)*                $0.80                $1.07

Diluted (loss)/earnings per share from discontinued operations                 ($0.37)*              ($0.23)                $0.15
                                                                               --------              -------                -----

Total diluted (loss)/earnings per share                                        ($1.48)*                $0.57                $1.22

                                                                               --------                -----                -----
*    Additional shares were not considered as the result would be anti-dilutive



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         LEISURE PLANET HOLDINGS LIMITED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                             YEAR ENDED           YEAR ENDED           YEAR ENDED
                                                                               JUNE 30,             JUNE 30,             JUNE 30,
                                                                                   1999                 1998                 1997
                                                                                                    RESTATED
                                                                                      $                    $                    $
                                                                                                                           >
Cash flows from operating activities:
     Net (loss)/income                                                      (9,732,177)            3,844,412            6,683,165
     Loss/(income) from discontinued operations                               2,433,939            2,178,473            (850,243)
                                                                            -----------            ---------           ----------
      (Loss)/income from continuing operations                              (7,298,238)            6,022,885            5,832,922
     Adjustments to reconcile (loss)/income to net cash
          (utilized)/generated by operating activities:
        Depreciation and amortization                                         3,611,189            2,782,215            1,469,179
        Deferred income taxes                                                   506,679              255,637              349,543
        Net loss/(gain) on sale of assets                                       303,752            (200,408)            (198,473)
        Net gain on sale of investment in subsidiaries                        (701,913)          (2,608,834)          (3,327,478)
        Net loss/(gain) on minority shares issued in First
          Lifestyle Holdings Limited                                            409,040                (557)                    -
        Vendor earnout settlement                                           (4,527,209)                    -                    -
        Effect of changes in current assets and current                                              421,084
          liabilities                                                         1,855,235                               (2,922,764)
        Minority interest in consolidated subsidiary companies                3,292,802            2,016,255              133,446
        FSAH preference dividends declared                                      495,991                    -                    -
        Change in minorities on capitalization dividend                     (1,076,804)                    -                    -
        Creation of debenture redemption reserve fund                           843,750              562,500                    -
        Loss on other assets                                                    362,090                    -                    -
                                                                            -----------     ----------------    -----------------

Net cash (utilized)/generated by continuing operating activities            (1,923,636)            9,250,777            1,336,375
Net cash (utilized)/generated by discontinued operations                    (2,686,810)          (1,321,483)            1,394,196
                                                                            -----------

Net cash (utilized)/generated by operating activities                       (4,610,446)            7,929,294            2,730,571
                                                                            -----------            ---------            ---------

Cash flows from investing activities:

     Proceeds on disposal of investment in First Lifestyle
       Holdings Limited                                                       5,712,671            4,358,027           16,479,827
     Proceeds on disposal of discontinued operations                             91,718                    -                    -
     Proceeds on minority shares issued in First SA Food
       Holdings Limited                                                               -                6,054                    -
     Additional shares in First Lifestyle Holdings Limited
       acquired                                                               (143,025)                    -                    -
     Additional intangibles acquired                                          (177,398)                    -                    -
     Additions to property, plant and equipment                             (5,968,074)          (5,346,671)          (3,325,153)
     Proceeds on disposal of property, plant and equipment                      740,482            1,226,083            1,182,199
     Additional purchase price payments                                     (3,585,065)          (5,410,628)          (2,023,835)
     Other assets acquired                                                    (171,322)            (229,857)             (42,676)
     Decrease in loans to related companies                                           -                    -               80,969
     Acquisitions of subsidiaries (net of cash of $430,556, 1998:
       $347,052, 1997: $985,410)                                            (2,438,376)         (17,881,676)          (7,073,641)
                                                                            -----------         ------------          -----------

Net cash (used in)/realized by investing activities                         (5,938,389)         (23,278,668)            5,277,690

                                                                            -----------         ------------            ---------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                        LEISURE PLANET HOLDINGS LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                             YEAR ENDED           YEAR ENDED           YEAR ENDED
                                                                               JUNE 30,             JUNE 30,             JUNE 30,
                                                                                   1999                 1998                 1997
                                                                                                    RESTATED
                                                                                      $                    $                   $
Cash flows from financing activities:

     Net (repayments)/borrowings in bank overdrafts
     Borrowings in long term debt                                              (21,690)              881,244           (1,155,094)
     Redemption of debentures                                                 1,116,733           12,559,148           10,601,298
     Repayments of long term debt                                           (2,630,134)                    -                    -
     Increase in deferred debt issue costs                                            -                    -            (985,630)
     Borrowings in short term debt                                                    -            (875,910)            (853,683)
     Repayments of short term debt                                              863,246            1,065,271              689,682
     Minority shareholders share of issue expenses                                    -                    -            (921,810)
     FSAH preference dividends declared                                        (34,689)              (7,871)                    -
     Proceeds on FSAH mandatory redeemable preferred                          (495,991)                    -                    -
       stock issues
     Proceeds on stock issues                                                 9,891,197                    -                    -
                                                                              1,140,615            3,731,779               27,040
                                                                              ---------            ---------          -----------

Net cash provided in financing activities                                     9,829,287           17,353,661            7,401,803
                                                                              ---------           ----------            ---------

Effect of exchange rate changes on cash                                       3,583,858          (3,944,407)            (202,988)
                                                                              ---------          -----------         ------------
Cash generated/(utilized) by operations                                       2,864,310          (1,940,120)           15,207,076
Cash on hand at beginning of period                                          17,948,991           19,889,111            4,682,035
                                                                             ----------           ----------          -----------

Cash on hand at end of period                                                20,813,301           17,948,991           19,889,111
                                                                             ==========           ==========           ==========


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         LEISURE PLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997



                                                              Leisure          Leisure
                                                      Planet Holdings  Planet Holdings      First South
                                                              Limited          Limited African Holdings
                                                       A class common   B class common          B class       Capital in
                                                                stock            stock           common        excess of
                                                                                                  stock              par
                                                                    $                $                 $               $
Balance at June 30, 1996                                       22,000           19,425              276       18,518,986

Issuance of stock to FSAC escrow agent                         11,915                -                -                -
Conversion of B class common stock to A class common stock      1,200          (1,200)                -
Issuance of stock to acquire subsidiaries                           -                -              190        4,357,228
Proceeds on warrants exercised                                    246                -                -          159,879
Stock issue expenses written off                                    -                -                -        (145,000)
Net income for the year                                             -                -                -                -
Translation adjustment                                              -                -                -                -
Total comprehensive income                                          -                -                -                -
                                                         ------------       ----------            ----- -----------------

Balance at June 30, 1997                                       35,361           18,225              466       22,891,093

Issuance of stock to FSAC escrow agent                          3,863                -                -                -
Issuance of stock to acquire subsidiaries                       1,429                -               19        1,685,282
Issuance of stock on additional purchase price payments             -                -               52        1,223,274
Proceeds on warrants exercised                                  2,339                -                -        1,517,765
Proceeds on options exercised                                     350                -                -          137,150
Warrant swap out at par value                                  11,738                -                -         (11,738)
Debenture conversion                                            1,412                -                -          845,578
Net income for the year                                             -                -                -                -
Translation adjustment                                              -                -                -                -
Total comprehensive loss                                            -                -                -                -
                                                        -------------    -------------            -----    -------------

Balance at June 30, 1998                                       56,492           18,225              537       28,288,404


Issuance of stock to FSAC escrow agent                          2,434                -                -          (2,434)
Issuance on stock on additional purchase price payments             -                -               43        1,033,572
Conversion of 9% debentures to common stock                     3,207                -                -        1,732,895
Redemption and cancellation of stock from FSAC escrow agent  (15,831)                -                -      (7,117,517)
Redemption and cancellation of stock                          (1,429)                -                -      (1,070,459)
Conversion of B class common stock to A class common stock      8,759          (8,759)                -                -
Options exercised                                                 200                -                -          106,800
Net loss for the year                                               -                -                -                -
Translation adjustment                                              -                -                -                -
Total comprehensive loss                                            -                -                -                -
                                                            ---------        ---------            -----  ---------------

Balance at June 30, 1999                                       53,832            9,466              580       22,971,261
                                                               ======            =====              ===       ==========

                                                                                      Other
                                                                              comprehensive
                                                                                     (loss)
                                                                                    /income
                                                                                  (Foreign
                                                                                   currency
                                                                Retained        translation
                                                                earnings        adjustments)             Total
                                                                    $                $                       $
Balance at June 30, 1996                                       (3,880,100)       (1,888,211)        12,792,376

Issuance of stock to FSAC escrow agent                                   -                 -            11,915
Conversion of B class common stock
     to A class common stock                                             -                 -                 -
Issuance of stock to acquire subsidiaries                                -                 -         4,357,418
Proceeds on warrants exercised                                           -                 -           160,125
Stock issue expenses written off                                         -                 -         (145,000)
Net income for the year                                          6,683,165
Translation adjustment                                                             (639,985)
Total comprehensive income                                                                           6,043,180
                                                         ------------------ ----------------         ---------

Balance at June 30, 1997                                         2,803,065       (2,528,196)        23,220,014

Issuance of stock to FSAC escrow agent                                   -                 -             3,863
Issuance of stock to acquire subsidiaries                                -                 -         1,686,730
Issuance of stock on additional purchase price payments                  -                 -         1,223,326
Proceeds on warrants exercised                                           -                 -         1,520,104
Proceeds on options exercised                                            -                 -           137,500
Warrant swap out at par value                                           `-                 -                 -
Debenture conversion                                                     -                 -           846,990
Net income for the year                                          3,844,412
Translation adjustment                                                          (15,183,266)
Total comprehensive loss                                                                          (11,338,854)
                                                        --------------------------------------    ------------

Balance at June 30, 1998                                         6,647,477      (17,711,462)        17,299,673
                                                                                                    ----------

Issuance of stock to FSAC escrow agent                                   -                 -                 -
Issuance on stock on additional purchase price payments                  -                 -         1,033,615
Conversion of 9% debentures to common stock                              -                 -         1,736,102
Redemption and cancellation of stock from FSAC escrow agent  (           -                 -       (7,133,348)
Redemption and cancellation of stock                                     -                 -       (1,071,888)
Conversion of B class common stock to A class common stock               -                 -                 -
Options exercised                                                        -                 -           107,000
Net loss for the year                                          (9,732,177)
Translation adjustment                                                             3,015,925
Total comprehensive loss                                                                           (6,716,252)
                                                            ----------------------------------     -----------

Balance at June 30, 1999                                       (3,084,700)      (14,695,537)         5,254,902
                                                               ===========      ============         =========


                                      -36A-

                        LEISURE PLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997


1.   ORGANISATION AND PRINCIPAL ACTIVITIES OF THE GROUP

     Leisure Planet Holdings Limited (formerly First South Africa Corp., Ltd.), (the "Company") was founded on September 6, 1995. The purpose of the Company is to acquire and operate South African companies.

     The principal activities of the group include the following:

     LIFESTYLE PRODUCTS

     The manufacture, sale and distribution of lifestyle enhancing products, which includes both consumable food products and semi durable outdoor and indoor products.

     INTERNET RELATED ACTIVITIES

     The maintenance and provision of an Internet travel service to Internet subscribers, providing the convenience of one stop travel planning with on line booking and flexibility.

     DISCONTINUED OPERATIONS

     During the current year the Company disposed of its interests in the packaging and industrial manufacturing sectors in an effort to concentrate on its core competencies.

2.   ACQUISITIONS AND DISPOSALS

     The following subsidiaries/businesses acquired were accounted for using the purchase method of accounting. The assets and liabilities were recorded at fair market value as determined by management:

                                                                  PURCHASE
                                              PERCENTAGE             PRICE
                                                ACQUIRED     CONSIDERATION
SUBSIDIARY/BUSINESS          DATE ACQUIRED             %                 $

Leisure Planet PLC         January 1, 1999            81         2,868,932

                         LEISURE PLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997


2.   ACQUISITIONS AND DISPOSALS (CONTINUED)

                                                                       $

Acquisition costs
     Cash consideration (net of cash acquired of $430,556)       2,438,376

Purchase price to be allocated

Summary allocation of purchase price
     Current assets                                                224,907
     Property, plant and equipment                                 307,168
     Goodwill                                                   11,416,020
                                                                ----------
TOTAL ASSETS ACQUIRED                                           11,948,095
                                                                ----------
     Current liabilities                                          (826,938)
     Long term debt                                             (8,682,781)
TOTAL LIABILITIES ASSUMED                                       (9,509,719)
                                                                ----------
                                                                   2,438,37
                                                                -----------

         The Company is required to make additional payments to the former owners based on a multiple of pre tax earnings. These payments are to be made by the issue of stock and cash over the next three years.

         Additional purchase price payments made during the current year total $3,585,065. This amount was allocated as follows:



                                                                  $

Goodwill                                                       673,623
Recipes                                                      1,764,606
Trademarks                                                   1,146,836
                                                             ---------
                                                             3,585,065
                                                             ---------

         These additional purchase price payments were made and are to be made as follows:

                                                                   $

Cash                                                         1,114,895
Shares issued in lieu of cash                                  977,233
Amount still to be settled                                   1,492,937
                                                             ---------
                                                             3,585,065
                                                             ---------

During the current year a decision was taken to discontinue the non-core segments of the Company, resulting in the disposal of the packaging and industrial manufacturing business segments. This will enable the Company to concentrate on its core activities in the Lifestyle enhancing and Internet travel related businesses.

                         LEISURE PLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

2.   ACQUISITIONS AND DISPOSALS (CONTINUED)

     The following subsidiaries were disposed of by the Company:



                                                                             PROCEEDS
                                                                                   ON
SUBSIDIARY/BUSINESS                                     DATE DISPOSED        DISPOSAL
                                                                                    $
INDUSTRIAL MANUFACTURING SEGMENT
     Humidair (Pty) Ltd                                  July 1, 1998          58,824
     First Strut (Pty) Ltd                           December 1, 1998               -
     Europair Africa (Pty) Ltd                          March 1, 1999               -
     LS Pressings (Pty) Ltd                               May 1, 1999         495,050

PACKAGING SEGMENT
     Pakmatic Company (Pty) Ltd                         April 1, 1999               -
     Starpak (Pty) Ltd                                  April 1, 1999               -
     Pacforce (Pty) Ltd - cessation of operations       June 30, 1999               -
                                                                            ---------
TOTAL DISPOSAL CONSIDERATION                                                  553,874
                                                                            ---------


              During the current year the Company disposed of its Leisure interests housed in a separate subsidiary to a fellow subsidiary, First SA Food Holdings Limited, which subsequently changed its name to First Lifestyle Holdings Limited. The disposal was settled by the issue of additional shares in First Lifestyle Holdings Limited at a determined value of $10,342,000.

              Where no disposal proceeds are recorded, the liabilities generally exceeded the assets of the company concerned, with the exception of Europair Africa and Pakmatic Company, where the vendors were required to repay shareholders' loans back to the group.


                                                                    $

Assets and liabilities disposed of:
       Current assets (including cash of $462,156)             8,983,186
       Property, plant and equipment                           3,149,176
       Goodwill                                                  901,340
       Other assets                                              124,057
                                                            ------------
TOTAL ASSETS SOLD                                             13,157,759

       Current liabilities                                  (11,510,761)
       Long term debt                                        (1,839,722)
       Deferred taxes                                           (19,351)
       Other liabilities                                         (1,205)
                                                            ------------
TOTAL LIABILITIES SOLD                                      (13,371,039)

Net liabilities disposed                                       (213,280)
                                                            ------------

                         LEISURE PLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

3.   SUMMARY OF ACCOUNTING POLICIES

     The consolidated financial statements have been prepared in accordance with US generally accepted accounting principles and incorporate the following significant accounting policies:

     CONSOLIDATION
     Leisure Planet Holdings Limited, consolidates its majority owned subsidiaries. The consolidated financial statements include the accounts of the Company and its subsidiaries. Minority interests have been taken into account when determining the net income due to the Company. Intercompany transactions have been eliminated on consolidation.

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

     (LOSS)/EARNINGS PER SHARE
     (Loss)/earnings per share on common shares is based on net (loss)/income and reflects dilutive effects of any stock options and warrants which exist at year end.

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

     Also included in intangible assets are non competition agreements which are being amortized on a straight line basis over the six year term of the agreements.

     The company has adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". No impairments in long-lived assets has taken place.

     FOREIGN CURRENCY TRANSLATION
     The functional currency of the underlying companies in the Lifestyle enhancing segment is that of South African Rands. Accordingly, the following rates of exchange have been used for translation purposes:

     Assets and liabilities are translated into United States Dollars using the exchange rates at the balance sheet date.

     Common stock and capital in excess of par are translated into United States Dollars using historical rates at date of issuance.

                         LEISURE PLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

3.   SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

     Revenue, expenses, gains and losses are translated into United States Dollars using the weighted average exchange rates for each year.

     The  resultant  translation  adjustments  are reported in the  component of
     stockholders'   investment  designated  as  "Foreign  currency  translation adjustments".

     FOREIGN ASSETS AND LIABILITIES
     Transactions in foreign currencies arise as a result of inventory purchases from foreign countries and intercompany funding transactions between the subsidiaries and Leisure Planet Holdings Limited. Transactions in foreign currencies are accounted for at the rates ruling on transaction dates. Exchange gains and losses are charged to the income statement during the period in which they are incurred. Foreign assets and liabilities of the group which are not denominated in United States Dollars are converted into United States Dollars at the exchange rates ruling at the financial year end or at the rates of forward cover purchased. Forward cover is purchased to cover the currency exposure on foreign liabilities.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     As at June 30, 1999, the carrying value of accounts receivable, accounts payable and investments approximate their fair value. The carrying value of long term debt approximates fair value, as the debt, other than convertible debentures, interest rates are keyed to the prime lending rate. The convertible debentures are believed to approximate fair market.

     REVENUES
     Revenues comprise net invoiced sales of shipped Lifestyle enhancing products and Internet travel related commissions. Combined revenues exclude sales to group companies.

     Revenues are stated net of allowances granted to customers and trade discounts. Returns of defective product are offset against revenues.

                         LEISURE PLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

     GAIN ON DISPOSAL OF SUBSIDIARY STOCK
     Subsidiary stock disposed of during the period is recognized as a gain in the statement of income and is separately disclosed as a non operating gain.

     CASH FLOWS
     For the purposes of the statements of cash flows, cash includes cash on hand and deposits held on notice.

     RECLASSIFICATION
     Certain items in the prior year financial statements have been reclassified to conform with the current period presentation.

     RECENTLY ISSUED ACCOUNTING STANDARDS
     In June 1998, the FASB adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivatives gains and losses to offset related results on the hedged item in the income statement and requires that the company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company believes that the future adoption of this statement will not have a significant impact on the results of operations or financial position of the Company.

4.   INVENTORIES

     Inventories consist of the following:



                                           JUNE 30,              JUNE 30,
                                               1999                  1998
                                                  $                     $

Finished goods                            4,655,361             7,156,784
Work in progress                            587,544               649,465
Raw materials and ingredients             2,983,298             3,220,748
Supplies                                  1,066,595               959,396
                                          ---------            ----------

Inventories (Gross)                       9,292,798            11,986,393
     Less:  Valuation allowances          (140,223)             (243,780)
                                          ---------            ----------

Inventories (Net)                         9,152,575            11,742,613
                                          =========            ==========

5.   DEFERRED CHARGES

     Represents the debt issue costs of the 9% convertible debentures and the increasing rate debentures amounting to $1,378,705. This charge is being amortized over the tenure of the debenture issue (Refer note 12). The charge for the current year is $287,477.

                         LEISURE PLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997


6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:


                                                                JUNE 30,             JUNE 30,
                                                                    1999                 1998
                                                                       $                    $
Land and buildings                                             2,028,094            2,408,367
Leasehold improvements                                         1,203,152              893,245
Plant and equipment                                           24,570,108           24,314,263
Vehicles                                                       2,508,450            3,382,781
Capital work in progress                                         467,595              412,181
                                                            ------------         ------------
Total cost                                                    30,777,399           31,410,837
Accumulated depreciation                                    (11,488,982)         (11,423,572)
                                                            ------------         ------------
Net book value                                                19,288,417           19,987,265
                                                            ============         ============
Depreciation charge - Continuing operations                    2,095,416            1,739,952
                                                            ============         ============
Depreciation charge - Discontinued operations                    415,537              745,886
                                                            ============         ============

         Certain assets of the company are encumbered as security for the liabilities of the group (Refer note 12).

                         LEISURE PLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997


7.   INTANGIBLE ASSETS

     Intangible assets consist of the following:



                                                      JUNE 30,        JUNE 30,
                                                          1999            1998
                                                             $               $

Recipes and other intellectual property             12,405,069      10,223,662
Trademarks                                           5,978,928       5,442,802
Goodwill arising on acquisitions                    16,143,171       5,072,082
Patents                                                104,135         102,379
Development costs                                       46,678          23,505
Non competition agreements                           1,424,309         252,101
                                                     ---------         -------
Total cost                                          36,102,290      21,116,531
Accumulated amortization                           (2,077,545)     (1,070,548)
                                                   -----------     -----------
Net book value                                      34,024,745      20,045,983
                                                    ==========      ==========
Amortization - Continuing operations                 1,515,773       1,042,263
                                                     =========      ==========
Amortization - Discontinued operations                  98,754         110,568
                                                        ======         =======

8.   BANKING FACILITIES

     The group has general short term banking facilities of $6,719,761 available in its subsidiary First Lifestyle Holdings Limited. These facilities bear interest at rates linked to the prime lending rate, which is currently 16.5%, and are repayable on demand. The terms of these facilities are generally less than twelve months.

9.   FORWARD EXCHANGE CONTRACTS

     The functional currency of the Company's major subsidiary is South African Rand. Due to the volatility of this currency against the currencies of the South African operations' major trading partners, forward foreign currency exchange contracts are entered into which effectively result in the purchase of foreign currency at a set value for delivery at a future date.

                         LEISURE PLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

         The following table summarizes the forward foreign currency exchange contracts in existence at year end:

                                                                                           Foreign          South African
                                                                                          currency                   Rand
                                                             Maturity dates                 amount             Equivalent
US Dollars                                                  July 7, 1999 to
                                                           October 20, 1999                666,000              4,149,000


10.  DIVIDENDS PAYABLE

                                                             JUNE 30,             JUNE 30,
                                                                 1999                 1998
                                                                    $                    $
Dividends payable to minority shareholders                  1,374,968              558,185

Dividends payable on mandatory redeemable
preference shares                                             495,991                    -
                                                           ----------         ------------

                                                            1,870,959              558,185
                                                            =========         ============


11.  OTHER TAXES PAYABLE

                                    JUNE 30,             JUNE 30,
                                        1999                 1998
                                           $                    $

Value added taxation                 370,652              752,804
Payroll taxes                        171,052              297,114
Other taxes                           16,965               14,514
                                   ---------           ----------

                                     558,669            1,064,432
                                     =======            =========

                         LEISURE PLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997


12.  SHORT AND LONG TERM DEBT



                                                    JUNE 30,        JUNE 30,
                                                        1999            1998
                                                           $               $

LONG TERM DEBT
        9% convertible debentures                  4,495,000       9,153,010
        Increasing rate convertible debentures    15,000,000      15,000,000
        Debenture redemption reserve fund          1,406,250         562,500
        Mortgage loans                               489,503       1,009,204
        Equipment notes                            3,623,319       5,341,740
        Accrued purchase consideration             1,672,607         385,434
        Unsecured notes                                    -         312,313
        Interest free notes                       10,000,000               -
                                                  ----------    ------------

                                                  36,686,679      31,764,201
     Less:   Current portion                     (3,088,435)     (2,256,275)
                                                 -----------    ------------

         TOTAL LONG TERM DEBT                     33,598,244      29,507,926
                                                  ==========      ==========

SHORT TERM DEBT
Current portion of long term debt                  3,088,435       2,256,275
                                                   =========       =========

     9% CONVERTIBLE DEBENTURES
     10,000 9% convertible debentures of $1,000 were issued in June 1997. These debentures are unsecured, senior and subordinated, bearing interest at 9% per annum, payable quarterly. The debentures are convertible into shares of common stock at any time prior to maturity at a price of $6.00 per share (fair market value at debenture issue date). The debentures may be redeemed at the option of the Company from June 15, 1999 through June 14, 2003 at a redemption premium ranging from 109% to 102.5% of face value, depending on the redemption date.

     The debentures have mandatory sinking fund payments due in two equal instalments totalling 67% of the outstanding fair value on June 15, 2002 and June 15, 2003, with the balance of the issue due at maturity on June 15, 2004.

     The Company has filed an S - 1 Registration Statement for the shares issuable upon conversion.

     The following covenants are in existence:

     A restriction has been placed on the ability of the Company to pay any dividends and to repurchase stock, except in terms of stock issued under escrow agreements to vendors of subsidiaries acquired.

     A restriction has been placed on transactions with affiliates, whereby all transactions must be no less favorable than those on normal commercial terms.

     The Company may not adopt any plan of liquidation (Bankruptcy).

                         LEISURE PLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

12.  SHORT AND LONG TERM DEBT (CONTINUED)

     During the current financial year 1,924 9% convertible debentures of $1,000 were converted to shares of common stock and a further 2,734 9% convertible debentures of $1,000 were repurchased and cancelled.

     INCREASING RATE CONVERTIBLE DEBENTURES
     15,000 increasing rate convertible debentures of $1,000 were issued on October 31, 1997.

     These debentures bear interest at the following rates which is payable quarterly:

     4% per annum for the year ending October 31,1998 4.5% per annum for the two years ending October 31, 2000 5% per annum for the year ending October 31, 2001

     The debentures are convertible into shares of common stock at any time prior to maturity at a price of $9.50 per share. The debentures may be redeemed at the option of the Company from October 31, 1998 if the Company's common stock trades at more than $14.25 per share for 30 consecutive market days. Should the debentures not be converted into shares of common stock prior to October 31, 2001, the maturity date, the redemption value of the debentures will be 122.5% of the principal amount.

     The following covenants are in existence:

     A restriction has been placed on the ability of the Company to pay any dividends and to repurchase stock, except in terms of stock issued under escrow agreements to vendors of subsidiaries acquired.

     A restriction has been placed on transactions with affiliates, whereby all transactions must be no less favorable than those on normal commercial terms.

     The Company may not adopt any plan of liquidation (Bankruptcy).

     DEBENTURE REDEMPTION RESERVE FUND
     In terms of the tenure of the increasing rate convertible debentures a redemption reserve fund has been created to cater for the premium required on the redemption of those debentures on October 31, 2001. This debenture redemption reserve fund is being created on the straight line basis over the remaining period of the debenture tenure.

     The Company originally believed that the debentures would be converted into shares of common stock and did not record interest expense to accrete the debentures up to their redemption value. In fiscal 1999, it was determined that it is more appropriate to accrete the debentures up to their redemption value. Accordingly, the financial statements for the year ended June 30, 1998 have been restated to include accretion on the debentures. The effect of the restatement was to increase interest expense in fiscal 1998 by $562,500, which reduced net income from continuing operations and basic earnings per share from continuing operations to $6,022,885 and $0.94 respectively.

     MORTGAGE LOANS
     Mortgage loans are collateralized by first and second mortgage bonds over property with a net book value of $1,818,683. These loans are repayable in equal monthly instalments and equal annual instalments over periods ranging from five to twenty years and bear interest at rates ranging from 14.5% to 17.5%. Generally these interest rates are linked to the prime lending rate which is currently at 16.5%.

                         LEISURE PLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

     EQUIPMENT NOTES
     Equipment notes are collateralized over movable assets with a net book value of $16,010,390. These loans are generally repayable in equal monthly instalments over a maximum period of five years. These loans bear interest at rates ranging from 7% to 1.75% above the prime lending rate, which is currently 16.5%.

     ACCRUED PURCHASE CONSIDERATION
     Represents guaranteed minimum payments to the previous vendors of Pakmatic Company and Fifers Bakery which are only payable at fixed dates in terms of the agreements entered into with those vendors and calculated additional purchase price payments based on the attainment of certain profit warranties in Astoria Bakery and Gull Foods.

     INTEREST FREE NOTES
     Represents loan funds due to the minority shareholders of Leisure Planet PLC. This amount is interest free and is only repayable when and if Leisure Planet PLC produces positive earnings.

                         LEISURE PLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997


12.  SHORT AND LONG TERM DEBT (CONTINUED)

     The following is a schedule of repayments of long term debt by year of repayment:



YEAR ENDING JUNE 30,                                      $

2000                                              3,088,435
2001                                              2,064,209
2002                                             17,931,599
2003                                              1,867,675
Thereafter                                       11,734,761

13.  FSAH MANDATORY REDEEMABLE PREFERRED STOCK

                                                 June 30,             June 30,
                                                     1999                 1998
                                                        $                    $

FSAH mandatory redeemable preferred stock       9,891,197                    -
                                                =========             ========

     Represents 60,000,000 authorized, issued and outstanding, mandatory redeemable preferred stock of R0,001 each issued at a premium of R0,999 by FSAH, the wholly owned South African subsidiary of Leisure Planet Holdings Limited. This stock was issued on April 16, 1999 and is redeemable on April 17, 2002 at 100% of the issue price, including the share premium on issuance, and earns a preference dividend of the greater of the dividend declared by First Lifestyle Holdings Limited, a subsidiary of FSAH, which is listed on the Johannesburg Stock Exchange, or R2,727,272, which represents 10% of the number of shares ceded to the preference shareholders as security for the preference share debt. The preference stock is secured by a cession of shares in First Lifestyle Holdings Limited to the value of R60,000,000.

14.  OPERATING LEASES

     The group has several operating leases over land and buildings. These leases generally expire within the next five years. These leases generally contain renewal options at the fair market value at the date of renewal.

     In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

                         LEISURE PLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997


     The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of June 30, 1999:

YEAR ENDING JUNE 30,                                              $

2000                                                          1,227,294
2001                                                          1,291,217
2002                                                          1,383,904
2003                                                          1,028,769
Thereafter                                                    2,038,699

     The following schedule shows the composition of total rental expense for all operating leases except those with terms of a month or less:

                                  YEAR ENDED     Year ended    Year ended
                                    JUNE 30,       June 30,      June 30,
                                        1999           1998          1997
                                           $              $             $

Minimum rentals                    1,070,224      1,615,875       614,450
                                   =========      =========       =======

15.  GAIN ON DISPOSAL OF SUBSIDIARY STOCK

     The Company sold an effective 8.9% of its interest in First Lifestyle Holdings Limited during the current year.

     The  gain  on  disposal  recognized  in  the  consolidated   statements  of
     (loss)/income and comprehensive (loss)/income is made up as follows:

                                                                       YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                                         JUNE 30,            JUNE 30,            JUNE 30,
                                                                             1999                1998                1997
                                                                                $                   $                   $
Proceeds received                                                       5,712,671           4,358,027          16,479,827
     Less: Net carrying value of shares of First Lifestyle
Holdings Limited                                                      (5,010,758)         (1,749,193)        (13,152,349)
                                                                      -----------         -----------        ------------

Net gain on sale of investment in subsidiary company                      701,913           2,608,834           3,327,478
                                                                      ===========           =========         ===========

16.  OTHER INCOME

     Other income includes profit on disposal of assets, proceeds from insurance claims and commissions received.

                         LEISURE PLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                  YEAR ENDED           YEAR ENDED           YEAR ENDED
                                                    JUNE 30,             JUNE 30,             JUNE 30,
                                                        1999                 1998                 1997
                                                           $                    $                    $
Profit on disposal of assets                               -               25,344              198,473
Profit on sale of foreign exchange contract                -               81,000                    -
Decentralization benefits                            355,554              164,992                    -
Discounts received                                   285,994                    -                    -
Export rebates                                       202,156                    -                    -
Other                                                147,934              199,729              270,058
                                                     -------              -------              -------

                                                     991,638              471,065              468,531
                                                     =======              =======              =======

17.  INCOME TAXES

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

                         LEISURE PLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

17.  INCOME TAXES (CONTINUED)

         The provision for income taxes charged to continuing operations was as follows:

                                                        YEAR ENDED      YEAR ENDED     YEAR ENDED
                                                          JUNE 30,        JUNE 30,       JUNE 30,
                                                              1999            1998           1997
                                                                 $               $              $
Current:
         South African normal taxation                   1,574,099       2,267,212        923,713
         Foreign normal taxation                            81,939               -         62,345
                                                        ----------     -----------       --------
                      TOTAL CURRENT TAXES                1,656,038       2,267,212        986,058
                                                         ---------       ---------        -------
Deferred:
         South African normal taxation                     497,045         277,759        195,544
                                                        ----------       ---------      ---------
                      TOTAL DEFERRED TAXES                 497,045         277,759        195,544
                                                        ----------         -------     ----------
Secondary tax on companies:
         South African normal taxation                      53,732          25,140              -
                                                        ----------      ----------     ----------
                      TOTAL OTHER TAXES                     53,732          25,140              -
                                                        ----------      ----------     ----------
PROVISION FOR TAXES ON INCOME                            2,206,815       2,570,111      1,181,602
                                                         =========       =========      =========

     Deferred tax liability at June 30, is comprised of the following:

                                                    JUNE 30,        JUNE 30,
                                                        1999            1998
                                                           $               $

Property, plant and equipment                      1,551,724         907,143
Prepaid expenditure                                   42,125          52,390
                                                 -----------        --------
         Gross deferred tax liabilities            1,593,849         959,533
                                                   ---------         -------
Accruals                                                   -       (133,185)
Assessable losses                                  (582,009)       (296,943)
                                                   ---------       ---------
         Gross deferred tax assets                 (582,009)       (430,128)
                                                  ----------       ---------
NET DEFERRED TAX LIABILITY                         1,011,840         529,405
                                                   =========         =======

                         LEISURE PLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

     The net deferred tax liability is split into a current asset and a non current liability as follows:



                                                  $                    $

Non current liability                     1,551,724              907,143
Current asset                             (539,884)            (377,738)
                                         ----------
NET DEFERRED TAX LIABILITY                1,011,840              529,405
                                          =========              =======

17.  INCOME TAXES (CONTINUED)
     The principle activities of the Company are based in South Africa. Accordingly a tax rate reconciliation for the South African operations is prepared after excluding taxation payable at First South Africa Management Corp., Ltd of $1,219 and taxation payable in Leisure Planet PLC of $26,988. The Company is a Bermuda registered corporation where there are no tax laws applicable; accordingly, the net loss of Leisure Planet PLC, First South Africa Management Corp.,Ltd and Leisure Planet Holdings Limited of $8,685,662 have been excluded from the tax rate reconciliation.

     The provision for taxes on income differs from the amount of income tax determined by applying the applicable South African statutory income tax rate to pre-tax income from continuing operations as a result of the following differences:



                                                                     YEAR ENDED           YEAR ENDED           YEAR ENDED
                                                                       JUNE 30,             JUNE 30,             JUNE 30,
                                                                           1999                 1998                 1997
                                                                              %                    %                    %
South African statutory tax rate                                           30.0                 35,0                 35.0

Disallowable expenditure                                                   20.5                  2.6                  1.3
Creation of assessable losses                                               6.5                  1.7                  3.2
Non taxable income - profit on sale of investment                        (20.8)               (11.2)               (12.9)
Non taxable income                                                            -                (7.6)                (1.1)
Foreign tax rate differential                                             (0.8)                (0.7)                (0.9)
Capital allowances                                                            -                    -                (7.7)
Unprovided timing differences                                             (2.5)                    -                    -
Deferred tax rate change                                                  (0.3)                    -                    -
Secondary tax on companies                                                  0.8                    -                    -
Provision in respect of previous years                                    (2.4)                    -                    -
Other                                                                         -                  0.5                (0.4)
                                                                         ------                 ----                -----

                                                                           31.0                 20.3                 16.5
                                                                           ====                 ====                 ====

18.  DISCONTINUED OPERATIONS

     During the current fiscal year the Company discontinued its operations in the Industrial manufacturing and Packaging business segments in order to concentrate all of its efforts on its core operations of Lifestyle enhancing products and Internet travel related businesses.

                         LEISURE PLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

     The businesses disposed of, or where the operations have ceased are as follows:

     INDUSTRIAL MANUFACTURING
     Humidair (Pty) Ltd
     First Strut (Pty) Ltd
     Europair Africa (Pty) Ltd
     LS Pressings (Pty) Ltd

     PACKAGING
     Starpak (Pty) Ltd
     Pakmatic (Pty) Ltd
     Pacforce (Pty) Ltd - cessation of operations

     In addition, the Company ceased the development of the processed food pie business in markets outside of South Africa. This resulted in the write off of the cost of investment of $362,090, which is included below.

     The following summarizes the results of the discontinued operations:



                                                                       YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                                         JUNE 30,            JUNE 30,            JUNE 30,
                                                                             1999                1998                1997
                                                                                $                   $                   $
Revenue                                                                18,492,864          30,648,652          24,690,018
Cost of sales                                                        (13,805,507)        (23,979,748)        (15,430,962)
Selling, general and administrative                                   (5,383,057)         (8,040,783)         (7,143,432)
                                                                     ------------         -----------         -----------

Operating (loss)/income                                                 (695,700)         (1,371,879)           2,115,624
Other income                                                               56,083             315,828                   -
Interest expense                                                        (729,308)         (1,125,123)           (884,083)
                                                                      -----------         -----------         -----------

(Loss)/income before income taxes and minority                        (1,368,925)         (2,181,174)           1,231,541
interests                                                                (90,066)            (12,420)           (390,447)
                                                                     ------------      --------------         -----------
Provision for taxes on income

                                                                      (1,458,991)         (2,193,594)             841,094
Minority shareholders' interest                                                 -               (536)             (1,778)
                                                                     ------------      --------------         -----------

Net (loss)/income before equity earnings                              (1,458,991)         (2,194,130)             839,316
Equity in net earnings of affiliated companies                                  -              15,657              10,927
                                                                -----------------        ------------           ---------

Net (loss)/income from discontinued operations                        (1,458,991)         (2,178,473)             850,243
Loss on disposal of discontinued operations                             (612,858)                   -                   -
Write off of development costs incurred on processed
food pie business                                                       (362,090)                   -                   -
                                                                        ---------   -----------------      --------------

Net (loss)/gain on discontinued operations                            (2,433,939)         (2,178,473)             850,243
                                                                      ===========         ===========          ==========

Interest   expense   represents  the  actual  interest  costs  incurred  by  the discontinued operations.

                         LEISURE PLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

19.  (LOSS)/EARNINGS PER SHARE

     (Loss)/earnings per share data is calculated as follows:


BASIC LOSS PER SHARE FOR THE YEAR ENDED JUNE 30,                                                                         $
1999
Net loss available to common stockholders from                                                                 (7,298,238)
continuing operations
Net loss available to common stockholders from                                                                 (2,433,939)
                                                                                                              ------------
discontinued operations                                                                                        (9,732,177)
Total net loss

                                                                           SHARES         FRACTION OF             WEIGHTED
DATES OUTSTANDING                                                     OUTSTANDING              PERIOD              AVERAGE
                                                                                                                    SHARES

July 1, 1998                                                            7,472,324                1.00            7,472,324
JULY 1, 1998 TO JUNE 30, 1999
       Additional purchase price payments                                 242,684                0.75              182,179
       Escrow shares and ordinary shares repurchased
         and cancelled during the year                                (1,725,977)                0.73          (1,259,251)
       Options converted to shares during the year                         20,000                0.25                4,932
       Debentures converted into shares during the                        320,700                0.46              148,307
                                                                        ---------                               ----------
         year

WEIGHTED AVERAGE SHARES                                                 6,329,731                                6,548,491
                                                                        =========                                =========

                         LEISURE PLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

19.  (LOSS)/EARNINGS PER SHARE (CONTINUED)
BASIC EARNINGS PER SHARE FOR THE YEAR ENDED JUNE 30,                                                                        $
1998

Net income available to common stockholders from                                                                    6,022,885
continuing operations
Net loss available to common stockholders from                                                                    (2,178,473)
                                                                                                                  -----------
discontinued operations                                                                                             3,844,412
Total net income

                                                                              SHARES         FRACTION OF             WEIGHTED
DATES OUTSTANDING                                                        OUTSTANDING              PERIOD              AVERAGE
                                                                                                                       SHARES

July 1, 1997                                                               5,359,615                1.00            5,359,615
JULY 1, 1997 TO JUNE 30, 1998
        Additional purchase price payments                                   290,394                0.15               42,884
        Acquisition of subsidiaries                                          238,848                0.46              109,220
        Warrants converted to shares during the year                         233,826                0.83              194,549
        Options converted to shares during the year                           35,000                0.39               13,616
        Warrants swapped into shares during the year                       1,173,476                0.59              697,608
        Debentures converted into shares during the year                     141,165                0.05                7,489
                                                                          ----------                              -----------


WEIGHTED AVERAGE SHARES                                                    7,472,324                                6,424,981
                                                                           =========                                =========


BASIC EARNINGS PER SHARE FOR THE YEAR ENDED JUNE 30,                                                                        $
1997

Net income available to common stockholders from                                                                    5,832,922
continuing operations
Net income available to common stockholders from                                                                      850,243
                                                                                                                   ----------
discontinued operations                                                                                             6,683,165
Total net income

                                                                              SHARES         FRACTION OF             WEIGHTED
DATES OUTSTANDING                                                        OUTSTANDING              PERIOD              AVERAGE
                                                                                                                       SHARES

July 1, 1996                                                               4,475,079                1.00            4,475,079
JULY 1, 1996 TO JUNE 30, 1997
         Acquisition of subsidiaries                                         702,006                0.71              496,653
         Additional purchase price payments                                  157,895                0.25               39,474
         Warrants not exercised at year end                                  124,544                1.00              124,544
         Warrants converted to shares during the year                         24,635                0.17                4,106
                                                                          ----------                              -----------

WEIGHTED AVERAGE SHARES                                                    5,484,159                                5,139,856
                                                                           =========

                         LEISURE PLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997


19.  (LOSS)/EARNINGS PER SHARE (CONTINUED)

DILUTED LOSS PER SHARE FOR THE YEAR ENDED JUNE 30,                $
1999

Net loss available to common stockholders from          (7,298,238)
continuing operations                                     2,258,044
                                                        -----------
Add impact of assumed conversions                       (5,040,194)

Net loss available to common stockholders from          (2,433,939)
discontinued operations

ADJUSTED NET LOSS                                       (7,474,133)

Weighted average shares                                   6,548,491
Warrants and options not yet exercised                       41,252
9% convertible debentures                                   945,618
Increasing rate debentures                                1,578,947
                                                          ---------

ADJUSTED WEIGHTED AVERAGE SHARES                          9,114,308
-------------------------------------------------------------------

     The adjusted weighted average number of shares and the adjusted net loss available to common stockholders has not been taken into account as the result achieved is anti-dilutive.



DILUTED EARNINGS PER SHARE FOR THE YEAR ENDED JUNE                    $
30, 1998

Net income available to common stockholders from
continuing operations                                            6,022,885
Add impact of assumed conversions                                1,646,170
                                                                 7,669,055
Net loss available to common stockholders from
discontinued operations                                        (2,178,473)

ADJUSTED NET INCOME                                              5,490,582

Weighted average shares                                          6,424,981
Warrants and options not yet exercised                             502,279
9% convertible debentures                                        1,659,178
Increasing rate debentures                                       1,046,865
                                                                ----------

ADJUSTED WEIGHTED AVERAGE SHARES                                 9,633,303
                                                                ----------

                         LEISURE PLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997


DILUTED EARNINGS PER SHARE FOR THE YEAR ENDED JUNE                         $
30, 1997

Net income available to common stockholders from
continuing operations                                              5,832,922
Add impact of assumed conversions                                    124,761
                                                                   5,957,683
Net income available to common stockholders from
discontinued operations                                              850,243

ADJUSTED NET INCOME                                                6,807,926

Weighted average shares                                            5,139,856
Warrants and options not yet exercised                               176,518
9% convertible debentures                                            278,539
                                                                   ---------

ADJUSTED WEIGHTED AVERAGE SHARES                                   5,594,913
                                                                   ---------

20.  CASH FLOWS

     The changes in assets and liabilities consist of the following:


                                                                         YEAR ENDED           YEAR ENDED           YEAR ENDED
                                                                           JUNE 30,             JUNE 30,             JUNE 30,
                                                                               1999                 1998                 1997
                                                                                  $                    $                    $
(Increase)/decrease in trade accounts receivable                        (1,609,848)            1,251,842          (2,788,051)
(Increase)/decrease in inventories                                      (1,257,940)            (956,318)          (3,158,181)
Increase in prepaid expenses and other current assets                   (3,758,667)            (169,887)            (368,252)
Decrease/(increase) in income taxes prepaid                                       -               17,037              (9,990)
Increase/(decrease) in trade accounts payable                             2,139,821          (1,550,592)            1,872,035
Increase in other provisions and accruals                                 5,398,166                    -                    -
Increase in dividends payable                                             1,315,222              656,147            1,096,189
Increase in other taxes payable                                               8,482              676,319              656,088
(Decrease)/increase in income taxes payable                               (380,001)              496,536            (222,602)
                                                                          ---------              -------          -----------
                                                                          1,855,235              421,084          (2,922,764)
                                                                          =========              =======          ===========

                         LEISURE PLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997


                                                                         Year ended           Year ended           Year ended
                                                                           June 30,             June 30,             June 30,
                                                                               1999                 1998                 1997
                                                                                  $                    $                    $
Supplemental disclosure of cash flow information:

Acquisition of subsidiaries is reconciled to the purchase consideration of the subsidiaries/businesses as follow:

Purchase consideration of subsidiaries/businesses                       (2,868,932)         (23,578,560)         (11,722,044)
     Add:    Debts assumed                                                        -                    -            (694,425)
     Less:   Minority shareholders interest in
             companies acquired                                                   -            3,663,102                    -
     Less:   Cash acquired                                                  430,556              347,052              985,410
                                                                        -----------        -------------         ------------
                                                                        (2,438,376)         (19,568,406)         (11,431,059)
     Less:   Stock issued in lieu of cash                                         -            1,686,730            4,357,418
                                                                        -----------          -----------           ----------
                                                                        (2,438,376)         (17,881,676)          (7,073,641)
                                                                        ===========         ============          ===========

Interest paid                                                             1,298,438              464,165              858,067
                                                                          =========              =======              =======

Taxes paid                                                                2,099,029            1,532,677            1,513,166
                                                                          =========            =========            =========

Non cash movement on debentures converted to
common stock during the year                                              1,924,200              846,990                    -
                                                                          =========              =======      ===============

21.  EMPLOYMENT BENEFITS

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

     Amounts charged to pension costs and contributed by the Company to the funds were as follows:



                                YEAR ENDED      YEAR ENDED      YEAR ENDED
                                  JUNE 30,        JUNE 30,        JUNE 30,

                                      1999            1998            1997
                                         $               $               $

Pension costs                      389,141         629,216         497,788
                                   =======         =======         =======

     The group and employees participate in various health plans which provide medical cover for employees on an annual basis. Neither the health plan nor the group are liable for post retirement medical costs. The

                         LEISURE PLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997



     contributions to the health plan are borne equally by the employee and the group except for a few salaried employees where the Company is responsible for 100% of the contribution. The Company has no liability for employees' medical costs in excess of the contributions to the health plan.

     Amounts charged to health plan costs and contributed by the Company were as follows:



                             YEAR ENDED         YEAR ENDED         YEAR ENDED
                               JUNE 30,           JUNE 30,           JUNE 30,
                                   1999               1998               1997
                                      $                  $                  $

Health plan costs               355,655            391,460            336,706
                                =======            =======            =======

22.      BUSINESS SEGMENT INFORMATION

         In June 1997, SFAS 131, "Disclosures about segments of an enterprise and related information" was issued effective for fiscal years ending after December 15, 1998. This statement allows and the company has chosen the early adoption of this statement for the year ended June 30, 1998.

         The Company's reportable segments are strategic business units that offer different products and services. These business units are managed separately as each unit is in a different technological and marketing field. The Company has two reporting segments: Lifestyle enhancing products and Internet related businesses. The company manufactures and distributes lifestyle enhancing products, including food products and semi durable outdoor and indoor products through its Lifestyle enhancing products segment and provides Internet related travel services through its Internet related business. The aggregation method has been applied in determining the reported segments.

         No geographical segmental analysis is presented as, with the exception of Leisure Planet PLC, all revenue is derived from a South African source.

                         LEISURE PLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997



         Summarized financial information by business segment for the years ended June 30, 1999, 1998 and 1997 is presented.


                                                  YEAR ENDED           YEAR ENDED           YEAR ENDED
                                                    JUNE 30,             JUNE 30,             JUNE 30,
                                                        1999                 1998                 1997
                                                           $                    $                    $
Revenues:
         Internet related businesses                 164,486                    -                    -
         Lifestyle enhancing products             84,944,309           82,759,698           41,885,913
                                                  ----------           ----------           ----------
                                                  85,108,795           82,759,698           41,885,913
                                                  ----------           ----------           ----------
Operating (loss)/income:
         Internet related businesses             (6,389,016)                    -                    -
         Lifestyle enhancing products             12,540,093            8,066,278            4,782,675
         Corporate expenses                      (7,848,820)            (635,384)          (1,456,730)
                                                 -----------            ---------        -------------
                                                 (1,697,743)            7,430,894            3,325,945
                                                 -----------            ---------            ---------
Total assets:
         Internet related businesses              13,826,446                    -                    -
         Lifestyle enhancing products             78,570,047           51,009,887           41,037,271
         Discontinued operations                           -            8,019,414           11,866,956
         Corporate                                10,507,337           30,532,158           11,293,252
                                                  ----------           ----------           ----------
                                                 102,903,830           89,561,459           64,197,479
                                                 -----------           ----------           ----------
Depreciation and amortization:
         Internet related businesses                 333,038                    -                    -
         Lifestyle enhancing products              2,837,446            2,495,368            1,311,369
         Corporate                                   440,705              286,847              157,810
                                                   ---------           ----------           ----------
                                                   3,611,189            2,782,215            1,469,179
                                                   ---------            ---------            ---------
Capital expenditure:
         Internet related businesses                 360,243                    -                    -
         Lifestyle enhancing products              5,605,319            3,902,544            1,652,677
         Discontinued operations                           -            1,427,382            1,654,766
         Corporate                                     2,512               16,745               17,710
                                                ------------          -----------           ----------
                                                   5,968,074            5,346,671            3,325,153
                                                   ---------            ---------            ---------

23.  EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with two key employees. In terms of the agreements the two employees will devote substantially all of their business time to the group and receive salaries of $180,000 and $150,000 per annum. The Company intends to pay the key employees an annual incentive bonus based on pre-tax profits.

                         LEISURE PLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997



24.  STOCK OPTION PLAN

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

     The Company has granted options to purchase 590,000 shares of common stock under the Plan, of which 30,000 options have been exercised. The options issued under the stock option still outstanding are reflected in the table below.

                         LEISURE PLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997


                                             OPTIONS              Per share
                                             GRANTED         exercise price          EXPIRATION DATE            EXERCISABLE
Stock options granted during                  60,000                  $5.00         January 24, 2001            Immediately
1996
                                             150,000                  $5.00                                  On the seventh
                                                                                                                anniversary
                                                                                                         subject to earlier
                                                                                                                   vesting.
                                             150,000                  $3.00
                                                                                                             On the seventh
                                                                                                                anniversary
                                                                                                         subject to earlier
                                                                                                                   vesting.
Stock options granted during                  15,000                  $3.75          January 1, 2002            Immediately
1997
Stock options granted during                  30,000                  $6.00          January 1, 2003            Immediately
1998
Stock options granted during                  70,000                  $2.19       Various expiration
1999                                                                                           dates            Immediately
                                              25,000                  $1.00       Various expiration
                                                                                               dates            Immediately
                                              20,000                  $1.03       Various expiration
                                                                                               dates            Immediately
                                              40,000                  $4.81       Various expiration
                                             -------                                           dates        January 1, 2001
                                             560,000
                                             -------

     Options exercisable at June 30, 1999 totalled 220,000.

                         LEISURE PLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997



24.  STOCK OPTION PLAN (CONTINUED)

     In addition to the stock options issued under the stock option plan, the compensation committee has issued the following non plan options:


                                       OPTIONS             Per share
                                       GRANTED        exercise price      EXPIRATION       EXERCISABLE
                                                                                DATE
Stock options granted during 1997      500,000                 $4.75                       Immediately
                                       -------
                                       500,000
                                       =======

     Subsequent to year end an additional 600,000 non plan options were awarded by the compensation committee.

     The Company measures compensation cost for its stock option plan using the intrinsic value based method of accounting.

     Had the Company used the fair value-based method of accounting to measure compensation expense for it stock option plans beginning in 1997 and charged compensation cost against income, over the vesting periods, based on the fair value of options at the date of the grant, income from continuing operations and the related diluted per common share amounts for 1999, 1998 and 1997 would have been reduced to the following proforma amounts:


                                                                    1999                  1998                 1997
                                                                       $                     $                    $
(Loss)/income from continuing operations
         As reported                                         (7,298,238)             6,022,885            5,832,922
         Proforma                                            (8,983,151)             2,955,531            5,429,237

Diluted (loss)/income from continuing operations per
common share
         As reported                                             ($1.11)                 $0.80                $1.07
         Proforma                                                ($1.37)                 $0.48                $0.99

                         LEISURE PLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997


The weighted average grant date fair value of options granted in 1999, 1998 and 1997 and the significant assumptions used in determining the underlying fair value of each option grant on the date of the grant utilizing the Black Scholes option pricing model were as follows:


                                                               1999        1998          1997
Weighted average grant-date fair value of options             $4.51       $6.82         $4.97
granted

Assumptions
         Risk free interest rate                              14.6%       14.0%         15.9%
         Expected life                                      5 Years     5 Years       5 Years
         Expected volatility                                 108.6%       87.3%        104.3%
         Expected dividend yield                               0.0%        0.0%          0.0%

25.      WARRANTS OUTSTANDING

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

         Warrants outstanding at June 30, 1999 were as follows:

WARRANT                     NUMBER OF           EXERCISE
                            WARRANTS             PRICE          EXPIRY DATE             ENTITLEMENT
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

                         LEISURE PLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997


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


26.      FIRST SOUTH AFRICAN HOLDINGS ESCROW AGREEMENT

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

         In 1997 a further 1,192,480 shares of common stock were issued to the FSAH escrow agent in terms of FSAC Escrow Agreements entered into during the fiscal year in connection with the acquisitions of Piemans Pantry, Astoria Bakery, Seemann's Quality Meat Products, Gull Foods and First Strut.

         In 1998 a further 386,324 shares of common stock were issued to the FSAH escrow agent in terms of the FSAC Escrow agreements entered into during the fiscal year in connection with the acquisitions of Piemans Pantry, Pacforce, Seemann's Quality Meat Products and Fifers Bakery.

         In 1999 a further 243,400 shares of common stock were issued to the FSAH escrow agent in terms of the FSAC Escrow agreements entered into during the fiscal year in connection with the acquisitions of Gull Foods, Seemann's Quality Meat Products and Fifers Bakery.

         In terms of the agreements entered into with the previous vendors of Piemans Pantry, Seemann's Quality Meat Products, Gull Foods and Fifers Bakery, the underlying value of the FSAC escrow stock was

                         LEISURE PLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997


         underpinned at certain minimum values. The previous vendors had the option to put the shares to the Company at those values, who was obligated to honour the minimum values placed on those shares. These vendors exercised this option during the current fiscal year, which resulted in the redemption and cancellation of 1,583,059 FSAC A class common stock.

         There are no further stock price warranties outstanding.

27.      CONTINGENT LIABILITIES

         South African Secondary Tax on Companies at 12.5 percent is payable on all future dividends declared out of distributable reserves of South African companies.

         The Company is liable to pay to the previous vendors an estimated $1,659,200 based on the attainment of profit warranties which form an integral part of all acquisition agreements concluded with previous vendors of acquired companies. The payment of this amount is dependent upon the achievement of pre defined profit targets.

         The company has guaranteed the banking facilities of certain of the subsidiaries disposed of during the fiscal year. These guarantees amount to $2,156,960. In addition, the Company has guaranteed the debt of Pacforce (Pty) Ltd. This company has been placed into liquidation and the company has provided $995,520 to cover the potential exposure that it may have to the secured creditors of Pacforce (Pty) Ltd.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

         Our directors and our executive officers and the executive officers of our subsidiaries, their ages and present position are as follows:


               NAME                        AGE                                  POSITIONS
-----------------------------------    -----------    -------------------------------------------------------------
Michael Levy.......................        53         Chairman of the Board
Clive Kabatznik....................        42         Vice Chairman of the Board, Chief Executive Officer,
                                                      President and Chief Financial Officer
Cornelius J. Roodt.................        40         Director, Managing Director and Chief Financial Officer
                                                      of First South African Holdings (Pty.) Ltd.
Pierre Kleinhans...................        38         Chief Executive Officer of LPI Limited
Bart Goedseels.....................        31         Chief Operating Officer of LPI Limited
John Welch.........................        50         Managing Director of Piemans Pantry
Gerald S. Crosman..................        55         Group Finance Director of First Lifestyle Holdings
Mark J. Korb.......................        31         Group Finance Director of First Lifestyle Holdings
George R. Garrick..................        47         Director

         MICHAEL LEVY is our co-founder and has served as Chairman of our Board of Directors since our inception. Since 1987, Mr. Levy has been the Chief Executive Officer and Chairman of the Board of Arpac L.P., a Chicago-based manufacturer of plastic packaging machinery.

         CLIVE KABATZNIK is our co-founder and has served as a director and our President since inception and as our Vice Chairman, Chief Executive Officer and Chief Financial Officer since October 1995. Since June 1992, Mr. Kabatznik has served as President of Colonial Capital, Inc. a Miami-based investment banking company that specializes in advising middle market companies in areas concerning mergers, acquisitions, private and public agency funding and debt placements.

         CORNELIUS J. ROODT has served as a member of our Board of Directors since December 1996 and was appointed Managing Director and Chief Financial Officer of one of our subsidiaries, First South African Holdings (Pty.) Ltd., in July 1996. Mr. Roodt is responsible for overseeing all of the South African operations of First South African Holdings (Pty.) Ltd. From February 1994 to June 1996, Mr. Roodt was a senior partner at Price Waterhouse Corporate Finance, South Africa. From January 1991 to January 1994, he was an audit partner at Price Waterhouse, South Africa.

         PIERRE KLEINHANS is the founder of LPI Limited, our travel services subsidiary, a business we acquired in February 1999. Mr. Kleinhans has served in various capacities with the business, including Chief Executive Officer since December 1997, Head of Business Development from January 1997 to December

1997, head of Corporate Strategy from March 1996 to December 1996 and Chief Executive Officer from January 1992 to March 1996.

         BART GOEDSEELS has been the Chief Operating Officer of LPI Limited, our travel services subsidiary, since December 1997. Mr. Goedseels has also served as Director of Hotel Sales and Marketing from January 1997 to December 1997 and Head of International Hotel Recruitment from August 1993 to January 1997.

         JOHN WELCH is the founder of Piemans Pantry, a company he established in 1982, and Managing Director of Piemans Pantry since we acquired Piemans in June 1996. His responsibilities include overall supervision of all aspects of the Piemans Pantry business.

         GERALD S. CROSSMAN is the Group Finance Director of First Lifestyle Holdings, a position he has held since 1997. From 1983 to 1996, Mr. Grossman served on the board and was responsible for group finance at Hunt Lechars and Hepburn Holdings Limited.

         MARK J. KORB has been the Group Finance Director of First Lifestyle Holdings since April 1997. Prior to such time, from August 1993 to March 1997, Mr. Korb was an employee of PricewaterhouseCoopers Inc, as a Senior Audit Manager from July 1994 to March 1997 and a Manager from August 1993 to June 1994.

         GEORGE R. GARRICK has served as a member of our Board of Directors since April 1999. He has also served as Chief Executive Officer and President of Flycast Communications Corporation since joining that company in May 1998. He also has been a member of the Board of Directors of Flycast since June 1998 and has been Chairman of the Board of Flycast since January 1999. Flycast is a provider of Internet advertising solutions. From September 1997 until May 1998, Mr. Garrick owned and operated his own private venture and consulting company, G2 Ventures, Inc. From April 1997 until September 1997, Mr. Garrick served as Chief Marketing Officer for PowerAgent, Inc., an Internet media and marketing company. From March 1996 until April 1997, Mr. Garrick founded and operated NetROI LLC, an audience measurement software company. From November 1993 until March 1996, Mr. Garrick served as the President and Chief Executive Officer of Information Resources, Inc.-North America, a marketing measurement company. Other than the period from July through October 1993, when Mr. Garrick served as President and Chief Executive Officer of Nielsen Marketing Research U.S.A., a unit of A.C. Nielsen Co., Mr. Garrick served Information Resources, Inc. in various capacities from 1981 until his departure in March 1996.

         All of our directors hold office until their respective successors are elected, or until death, resignation or removal. Officers hold office until the meeting of the Board of Directors following each Annual Meeting of Stockholders and until their successors have been chosen and qualified.

COMMITTEES OF THE BOARD OF DIRECTORS

         Our Board of Directors has an audit committee and a compensation committee. The audit committee is composed of Cornelius Roodt and Michael Levy. The audit committee is responsible for recommending annually to the Board of Directors the independent auditors to be retained, reviewing with the independent auditors the scope and results of the audit engagement and establishing and monitoring our financial policies and control procedures.

         The compensation committee is currently composed of Michael Levy and George Garrick. Both Mr. Levy and Mr. Garrick are intended to be non-employee directors within the meaning of Rule 16b-3(b)(3)(i) promulgated under the Securities Exchange Act of 1934. The compensation committee has power and authority with respect to all matters pertaining to compensation and the administration of employee benefits, deferred compensation and our stock option plans.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following persons have failed to file on a timely basis certain reports required by Section 16(a) of the Securities Exchange Act of 1934 as follows: each of Messrs. Levy and Kabatznik has failed to file a Form 5 disclosing option grants and certain changes in the right to vote shares of our Class B common stock.

         During the fiscal year ended June 30, 1999, other than as listed above, we are not aware of any late filings, or failure to file, any reports required by Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

         The following summary compensation table sets forth the aggregate compensation we paid or accrued to our Chief Executive Officer and to the Managing Director and Chief Financial Officer of our subsidiary, First South African Holdings (Pty.) Ltd., during the fiscal years ended June 30, 1997, June 30, 1998 and June 30, 1999. Apart from Mr. Kabatznik, whose annual salary is $180,000, and Mr. Roodt, whose annual salary is $150,000, none of our executive officers or any of our subsidiaries received compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION                             LONG TERM COMPENSATION
                                         --------------------------                     ----------------------------------
                             FISCAL                                                                           SECURITIES
                              YEAR                                                        RESTRICTED          UNDERLYING
NAME AND                      ENDED                                    OTHER ANNUAL         STOCK                STOCK
PRINCIPAL POSITION          JUNE 30,        SALARY        BONUS        COMPENSATION         AWARDS              OPTIONS
----------------------     -----------   ----------   -------------  ----------------   --------------      --------------
                                              $             $
Clive Kabatznik,              1999        180,000             0           ---              ---                  5,000
President and Chief           1998        180,000       170,509                                               255,000
Executive Officer             1997        135,000       195,142                                               210,000

Cornelius J. Roodt,           1999        150,000             0           ---              ---                  5,000
Managing Director and         1998        150,000       170,509           ---              ---                255,000
Chief Financial Officer of    1997        150,000       195,142           ---              ---                155,000
First South African
Holdings (Pty.) Ltd.

         The options granted to Mr. Kabatznik and Mr. Roodt during fiscal year ended June 30, 1999 were granted under our 1995 Stock Option Plan and represent, in each case, an option to purchase 5,000 shares of our common stock which is currently exercisable at an exercise price of $2.19 per share.

         The options granted to Mr. Kabatznik and Mr. Roodt during fiscal year ended June 30, 1998 represent, in each case:

         o        an option granted under our 1995 Stock Option Plan to purchase
                  5,000   shares  of  our  common   stock  which  is   currently
                  exercisable at an exercise price of $6.00 per share; and

         o a non-plan option granted by our Board of Directors to purchase 250,000 shares of our common stock which is currently exercisable at an exercise price of $4.75 per share.

         The options granted to Mr. Kabatznik during fiscal year ended June 30, 1997 represent:

         o        an option granted under our 1995 Stock Option Plan to purchase
                  5,000   shares  of  our  common   stock  which  is   currently
                  exercisable at an exercise price of $3.75 per share; and

         o an option granted under our 1995 Stock Option Plan to purchase 205,000 shares of common stock at an exercise price of 5.00 per share, which option is currently exercisable with respect to 155,000 shares of our common stock.

         The options granted to Mr. Roodt during fiscal year ended June 30, 1997 represent:

         o        an option granted under our 1995 Stock Option Plan to purchase
                  5,000   shares  of  our  common   stock  which  is   currently
                  exercisable at an exercise price of $3.75 per share; and

         o an option granted under our 1995 Stock Option Plan to purchase 150,000 shares of our common stock at an exercise price of $2.00 per share, which option is currently exercisable with respect to 80,000 shares of our common stock.

OPTIONS GRANTED IN FISCAL 1999

         The following table sets forth the details of options to purchase common stock we granted to our executive officers during fiscal year ended June 30, 1999, including the potential realized value over the 5 year term of the option based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock. Each option is immediately exercisable.


                                                           OPTIONS GRANTED
                                                                                                           POTENTIAL REALIZABLE
                                NUMBER OF         PERCENT OF TOTAL           PER                          VALUE AT ASSUMED ANNUAL
                                SECURITIES                TO                SHARE                           RATE OF STOCK PRICE
                                UNDERLYING          EMPLOYEES IN          EXERCISE     EXPIRATION              APPRECIATION
NAME                             OPTIONS             FISCAL YEAR            PRICE         DATE               FOR OPTION TERM
--------------------------    --------------     -------------------     -----------   --------------    -----------------------
                                                                                                              5%           10%
                                                                                                         -----------     -------
Clive Kabatznik...........          5,000               50.00%              $2.19      April 29, 2004        $3,025      $6,685
Cornelius J. Roodt........          5,000               50.00%              $2.19      April 29, 2004        $3,025      $6,685

AGGREGATED OPTION EXERCISES IN LAST
FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         No options were exercised by any of the above during fiscal year ended June 30, 1999. The following table sets forth the number of shares of our common stock underlying unexercised stock by us to our executive officers and the value of those options at June 30, 1999. The value of each option is based on the positive difference, if any, of the closing bid price for our common stock on the Nasdaq National Market on June 30, 1999, or $4.8125, over the exercise price of the option.


                                 NUMBER OF SECURITIES UNDERLYING
                                     UNEXERCISED OPTIONS AT          VALUE OF UNEXERCISED IN THE MONEY
                                         FISCAL YEAR-END                OPTIONS AT FISCAL YEAR-END
                                ---------------------------------  -------------------------------------
NAME OF EXECUTIVE OFFICER         EXERCISABLE      UNEXERCISABLE      EXERCISABLE        UNEXERCISABLE
------------------------------  ----------------  ---------------  ------------------  -----------------
Clive Kabatznik                          420,000           50,000         $34,050                  0
Cornelius J. Roodt                       345,000           70,000        $259,050           $196,875

DIRECTOR COMPENSATION

         Except for Mr. Levy, our directors do not receive fixed compensation for their services as directors other than options to purchase 10,000 shares of our common stock granted to each non-employee director and options to purchase 5,000 shares of our common stock granted to each director who is an employee, in each case under our 1995 Stock Option Plan. Mr. Levy receives an annual consulting fee of $60,000 and options to purchase 10,000 shares of our common stock for every year of service as a member of our Board of Directors. However, directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties.

         In February 1999, Mr. Garrick received options to purchase 25,000 shares of our common stock, which options were immediately exercisable and had an exercise price of $1.00, as compensation for consulting services in connection with our Internet-related activities and opportunities and in exchange for his agreement to be a nominee for our Board of Directors.

EMPLOYMENT AGREEMENTS

         First South Africa Management, our management subsidiary, entered into an employment agreement with Clive Kabatznik, our Vice Chairman, President and Chief Executive Officer. The agreement provides for a term commencing on October 1, 1995 and terminating on October 1, 2000. The agreement also provides that Mr. Kabatznik will devote substantially all of his business time, energies and abilities to our business and will receive an annual salary of $180,000. Mr. Kabatznik also received a one time immediately exercisable option to purchase 55,000 shares of our common stock at an exercise price of $5.00 per share. In addition, Mr. Kabatznik was granted an additional option to purchase 150,000 shares of our common stock at an exercise price of $5.00 per share, exercisable after the seventh anniversary following the grant date. However, the vesting of such option will be accelerated as follows:

         o the option will be exercisable with respect to 50,000 shares on such earlier date that we realize earnings per share of $.75 or more on a fiscal year basis;

         o the option will be exercisable with respect to an additional 50,000 shares on such earlier date that we realize earnings per share of $1.00 or more on a fiscal year basis; and

         o the option will be exercisable with respect to an additional 50,000 shares on such earlier date that we realize earnings per share of $1.50 or more on a fiscal year basis.

The option has vested with respect to 100,000 shares as a result of our realization of the applicable earnings per share requirements. We intend, during the term of Mr. Kabatznik's employment agreement, to pay Mr. Kabatznik an annual incentive bonus of five percent of the Minimum Pretax Income, as defined in Mr. Kabatznik's employment agreement, above $4,000,000, as is reported in our audited financial statements for each fiscal year in which Mr. Kabatznik is employed, exclusive of certain extraordinary earnings or charges. In November 1998, Mr. Kabatznik agreed to a non-competition agreement with First South African Holdings (Pty.) Ltd. In exchange for his agreement, Mr. Kabatznik received 2,000,000 shares of First Lifestyle Holdings.

         First South African Holdings (Pty.) Ltd. has entered into an employment agreement with its Managing Director and Chief Financial Officer, Cornelius J. Roodt. The agreement provides for a term commencing on July 1, 1996 and terminating in June 2001. The agreement provides that Mr. Roodt will devote substantially all of his business time, energies and abilities to our business and will receive an annual salary of $150,000. Mr. Roodt also received a one time option to purchase 150,000 shares of our common stock at an exercise price of $2.00 per share. The option to purchase 150,000 shares of our common stock is exercisable after the fifth anniversary following the grant date. However, the vesting of such option will be accelerated as follows:

         o the option will be exercisable with respect to 30,000 shares on such earlier date that we realize earnings per share of $.75 or more on a fiscal year basis;

         o the option will be exercisable with respect to an additional 50,000 shares on such earlier date that we realize earnings per share of $1.00 or more on a fiscal year basis; and

         o the option will be exercisable with respect to an additional 70,000 shares on such earlier date that we realize earnings per share of $1.50 or more on a fiscal year basis.

The option has vested with respect to 80,000 shares as a result of our realization of the applicable earnings per share requirements. We intend, during the term of Mr. Roodt's employment agreement, to pay Mr. Roodt an annual incentive bonus of four percent of the Minimum Pretax Income, as defined in Mr. Roodt's employment agreement, above $5,000,000, as is reported in our audited financial statements for each fiscal year in which Mr. Roodt is employed, exclusive of certain extraordinary earnings or charges. In November 1998, Mr. Roodt entered into a non-competition agreement with First South African Holdings (Pty.) Ltd. In exchange for his agreement, Mr. Roodt received 2,000,000 shares of First Lifestyle Holdings.

         LPI Limited, our online travel services subsidiary, entered into an employment agreement with Pierre Kleinhans, the Chief Executive Officer of LPI Limited. The agreement provides for a term commencing on June 1, 1999 and terminating on December 31, 2003, subject to certain extension terms. The agreement provides that Mr. Kleinhans will devote all of his time during normal business hours to our online travel service business and will receive an annual salary of $150,000. Mr. Kleinhans also received a one time immediately exercisable option to purchase 250,000 shares of LPI Limited at an exercise price of the lower of $2.43 per share or 20% of the price at which shares of LPI Limited are offered to third parties during any initial public offering.

STOCK OPTION PLAN

         Our Board of Directors has adopted and our shareholders, prior to our initial public offering, approved our 1995 Stock Option Plan. Our 1995 Stock Option Plan provides for the grant of:

         o options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 to key employees; and

         o        options not intended to so qualify to key employees, including
                  our directors and officers, and to directors and   consultants
                  who are not employees.

The total number of shares of our common stock for which options may be granted under our 1995 Stock Option Plan is 850,000 shares.

         Our 1995 Stock Option Plan is administered by the compensation committee of our Board of Directors. The compensation committee will determine the terms of options exercised, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise. No option granted under our 1995 Stock Option Plan is transferable by the optionee other than by will or the laws of descent and distribution and each option is exercisable during the lifetime of the optionee only by such optionee or his legal representatives.

         The exercise price of incentive stock under our 1995 Stock Option Plan must be at least equal to 100% of the fair market value of such shares on the date of grant, or 110% of fair market value in the case of an optionee who owns or is deemed to own stock possessing more than 10% of the voting rights of our outstanding capital stock. The term of each option will be established by the compensation committee, in its sole discretion. However, the maximum term for each incentive stock option granted under our 1995 Stock Option Plan is ten years, or five years in the case of an optionee who owns or is deemed to own stock possessing more than 10% of the total combined voting power of our outstanding capital stock. Options will become exercisable at such times and in such installments as the compensation committee will provide in the terms of each individual option. The maximum number of shares for which options may be granted to any individual in any fiscal year is 210,000.

         Our 1995 Stock Option Plan also contains an automatic option grant program for our directors. Each of our non-employee directors is automatically granted an option for 10,000 shares of our common stock. In addition, each of our non-employee directors is automatically granted an option to purchase 10,000 shares of our common stock following each annual meeting of shareholders. Each employee director is automatically granted an option for 5,000 shares of our common stock. In addition, each of our employee directors is automatically granted an option to purchase 5,000 shares of our common stock following each annual meeting of shareholders. Each grant has an exercise price per share equal to the fair market value of the our common stock on the grant date, is immediately exercisable and has a term of five years measured from the grant date, subject to earlier termination if an optionee's service as a Board member is terminated for cause.

         We have granted options to purchase 590,000 shares of our common stock under our 1995 Stock Option Plan, 110,000 of which have been exercised.

NON-PLAN STOCK OPTIONS

         We have granted non-plan stock options to purchase 1,100,000 shares of our common stock, 500,000 of which were granted at an exercise price of $4.75 per share and 600,000 of which were granted at $4.06 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         None of the members of our compensation committee of our Board of Directors is now or ever has been one of our officers or employees. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or our compensation committee.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of September 17, 1999, certain information as to the beneficial ownership of the our common stock by:

         o each person known by us to own more than five percent (5%) of our outstanding shares;

         o        each of our directors;

         o        each   of  our  executive  officers  named   in the    Summary
                  Compensation Table under "Executive Compensation"; and

         o        all of our directors and executive officers as a group.


                                Amount and Nature of Beneficial
                                         Ownership (1)
                                                                                  Percentage      Percentage of
                                                    Class B                           of             Voting
Name and Address of                Common            Common                       Ownership           Power
Beneficial Shareholder             Stock           Stock (2)                        (1)(3)            (1)(3)
                                                                                                     >
Michael Levy................     158,143(4)        606,589(5)                       11.80%           31.10%
9511 West River Street
Shiller Park, IL 60176

Clive Kabatznik.............     519,999(6)         190,000                         10.24%           13.71%
1348 Washington Ave.
 Suite 155
Miami, FL 33139

FSA Stock Trust.............     383,523(7)            0                             6.0%             3.76%
1850 Shelley Court
Highland Park, IL  60035

Cornelius J. Roodt..........     288,333(8)            0                             4.3%             2.75%
P.O. Box 4001
Kempton Park
South Africa

BT Global Credit Limited . . .  1,626,754(9)           0                            20.23%           13.75%
c/o Bankers Trust
Luxembourg S.A.
P.O. Box 807
14 Boulevard F.D. Roosevelt
L-2540 Luxembourg
Luxembourg


All executive officers and     1,049,808(10)        796,589                         25.05%           45.11%
directors as a group (4
persons)

(1) Beneficial ownership is calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Shares subject to stock options, for purposes of this table, are considered beneficially owned only to the extent currently exercisable or exercisable within 60 days after September 17, 1999.

(2) Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of Class B common stock indicated below.

(3) For the purposes of this calculation, our common stock and our Class B common stock are treated as a single class of common stock. The Class B common stock is entitled to five votes per share, whereas the common stock is entitled to one vote per share.

(4) Includes (i) 63,333 shares of our common stock issuable upon exercise of options that are immediately exercisable and (ii) 94,810 shares of our common stock issued to the American Stock Transfer & Trust Company pursuant to the terms of an escrow agreement for which Mr. Levy has been granted a voting proxy.

(5) Includes (i) 570,137 shares of our Class B common stock and (ii) 36,452 shares of our Class B common stock issued to the American Stock Transfer & Trust Company pursuant to the terms of an escrow agreement, which shares correspond to a like number of shares of First South African Holdings (Pty.) Ltd. Class B stock purchased by Mr. Levy upon the closing of the Europair acquisition.

(6) Includes 519,999 shares of our common stock issuable upon exercise of options that are immediately exercisable.

(7)      Includes 383,523 shares of our common stock.

(8) Includes 288,333 shares of our common stock issuable upon exercise of options that are immediately exercisable.

(9) Includes (i) 1,368,421 shares of our common stock issuable upon conversion of certain Increasing Rate Senior Subordinated Convertible Debentures and (ii) 258,333 shares of our common stock issuable upon conversion of certain 9% Senior Subordinated Convertible Debentures.

(10) Represents 954,998 shares issuable upon exercise of options that are immediately exercisable.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A)

         1.  FINANCIAL STATEMENTS

         The following financial statements are included as required to be filed by Item 8:

LEISUREPLANET HOLDINGS, LTD.

         Report of the independent auditors
         Consolidated Balance Sheets at June 30, 1999 and 1998
         Consolidated Statements of Income for the years ended June 30, 1999, 1998 and 1997 Consolidated Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997 Consolidated Statement of Changes in Stockholders' Investment for the period June 30, 1996 to June 30, 1999 Notes to the Consolidated Financial Statements for the years ended June 30, 1999, 1998 and 1997

         2.  FINANCIAL STATEMENT SCHEDULES:

         All schedules have been omitted since the required information is included in the consolidated financial statements or notes thereto.

         3.  EXHIBITS:


     (B)  REPORTS ON FORM 8-K

     Not applicable.


EXHIBIT NUMBER   Description

     3.1         Memorandum of Association of the Registrant(7)
     3.2         Bye-Laws of the Registrant(7)
     4.1         Form of Warrant Agreement(7)
     4.2         Form of Unit Purchase Option(7)
     4.3 Indenture dated April 25, 1997 between the Registrant and American Stock Transfer & Trust Company(1)
     4.4         Form of Debenture(8)
     4.5         Form of Placement Warrant(8)
     4.6         Stock Option Agreement(8)
     4.7 Indenture dated October 29, 1997, between the Registrant and American Stock Transfer & Trust Company(3)
     4.8 Loan Note dated May 27, 1999 granted by LPI Limited in favor of Twin Media (Proprietary) Limited(9)

EXHIBIT NUMBER   Description

     10.1      Form of Escrow  Agreement  regarding  the  Earnout  Escrow
     Shares(7)
     10.2      Form  of FSAH  Escrow  Agreement(7)
     10.3      Form of Employment  Agreement of Clive  Kabatznik(7)
     10.4      Form of FSAM Management  Agreement(7)
     10.5      Form of Consulting Agreement with Michael  Levy(7)
     10.6      1995  Stock Option  Plan(7)
     10.7      Pieman's Pantry  Acquisition  Agreement(4)
     10.8      Form of  Astoria Acquisition  Agreement(5)
     10.9      Form of Gull Foods  Acquisition Agreement(6)
     10.10     Form of  Employment  Agreement  of Cornelius Roodt(2)
     10.11 Agreement dated February 12, 1999 between Twine Media (Proprietary) Limited, First South Africa Corp., Ltd. and LPI Limited(9)
     10.12     Form of Employment Agreement of Pierre Kleinhans(9)
     21.1      Subsidiaries of the Registrant(9)
     27.1      Financial Data Schedule (9)

-----------
(1)  Incorporated by reference is the  Registrant's  Current Report on Form 8-K,
     Exhibit 4.1 (filed on September 10, 1997).

(2) Incorporated by reference is the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (filed on September 29, 1997).

(3)  Incorporated by reference is the  Registrant's  Current Report on Form 8-K,
     Exhibit 4.1 (filed on October 31, 1997).

(4)  Incorporated by reference is the  Registrant's  Current Report on Form 8-K,
     Exhibit 1 (filed on June 14, 1996) as amended on Form 8-K/A (filed on August 16, 1996) and as amended on Form 8-K/A (filed on January 22, 1998).

(5)  Incorporated by reference is the  Registrant's  Current Report on Form 8-K,
     Exhibit 1 (filed on November 7, 1996) as amended on Form 8-K/A (filed on March 14, 1997).

(6)  Incorporated by reference is the  Registrant's  Current Report on Form 8-K,
     Exhibit 1 (filed on May 8, 1997) as amended on Form 8-K/A (filed on July 3,
     1997).

(7) Incorporated by reference is the Registrant's Registration Statement on Form S-1 (No. 33-99180) (filed on November 9, 1995), as amended on Form S-1/A No. 1, Form S-1/A No. 2 and Form S-1/A No. 3 (filed on December 27, 1995, January 16, 1996 and January 24, 1996, respectively).

(8) Incorporated by reference is the Registrant's Registration Statement on Form S-1 (No. 333-33561) (filed on August 13, 1997), as amended on Form S-1/A No. 1, Form S-1/A No. 2 and For S-1/A No. 3 (filed on December 9, 1997, January 22, 1998 and February 11, 1998, respectively).

(9)  Filed herewith.

     (B)  REPORTS ON FORM 8-K

          Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of London, State of England, on the27th day of September, 1999.

                                   LEISUREPLANET HOLDINGS, LTD.


                                   BY:    /s/ Clive Kabatznik
                                        ---------------------------------------
                                              Clive Kabatznik
                                              President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature                  Title                            Date


/s/ Michael Levy           Chairman of the Board of         September 27, 1999
--------------------
Michael Levy               Directors

/s/ Clive Kabatznik        President, Vice Chairman,        September 27, 1999
----------------------
Clive Kabatznik            Chief Executive Officer, Chief
                           Financial Officer, Director and
                           Controller

/s/ Cornelius Roodt        Director                         September 28, 1999
----------------------
Cornelius Roodt

/s/ George R. Garrick      Director                         September 28, 1999
------------------------
George R. Garrick

                                                                     EXHIBIT 4.8
                                    LOAN NOTE

                                   granted by

                                   LPI LIMITED

                               (UK Reg no 3092714)
                                       of
       2nd Floor, Corporate Place, 13 Mispel Street, Belville South Africa
                          (Telefax 27 - 21 - 948 7354)

                                     ("LPI")


                                  IN FAVOUR OF


                        TWINE MEDIA (PROPRIETARY) LIMITED
                             (SA REG NO 94/00158/07)
                                       OF
          COETZIER STREET / PO BOX 456, STELLENBOSCH 7600, SOUTH AFRICA
                            (TELEFAX 27-21-887 1645)

                                    ("Twine")


                         BEING AN ACKNOWLEDGMENT OF DEBT


1. LPI hereby acknowledges that it unconditionally owes Twine, and is therefore bound to Twine for the due and proper payment to Twine of the amount of US$10,000,000 (ten million US dollars) ("Twine Loan"), representing the aggregate of amounts contributed by Twine to LPI on loan account as working capital and other amounts for which LPI is indebted to Twine. LPI furthermore acknowledges that it is bound to Twine in respect of the further terms and conditions set out in this loan note.

2. The parties agree, and or as the case may be, acknowledge that the Twine Loan shall:

         (a) not bear interest unless it becomes due and payable and remains unpaid in which event it shall bear interest at the LIBOR USD one month rate plus one percentage (i.e if the LIBOR rate is 4.5%, the interest to be charged will be 4.5% + 1% or 5.5%). Such interest shall be paid monthly in arrears and any unpaid interest will be capitalized monthly;

         (b) rank in preference above any other shareholder's claim, present and future, of LPI and shall always be paid off first before the claim of any other shareholder is met, it being understood and agreed that LPI shall at all times and before accepting any further amounts on loan account from any shareholder not dealt with in the agreement of 18 February 1999 between the parties hereto and First South Africa Corp., Ltd, ("FSAC") procure that such shareholder agrees in writing that his claims against LPI will be so subordinated;

         (c) not be repayable on demand other than, unless otherwise waived by Twine, as a first claim against the sale proceeds in the event that LPI sells its business or any material part thereof or from the proceeds of the first round (after signature hereof) of funding of LPI or the sale and / or subscription proceeds in the event of any public offer of shares in LPI;

         (d) at Twine's option, be available for Twine to participate in the further funding of LPI; and

         (e) in addition to what is recorded in clauses 2(c) above and 4 below, become payable immediately in the event of: (i) the liquidation of LPI, including the launching of any application for the liquidation of LPI, or for the placement of LPI under judicial management; or (ii) any attempt by LPI to compromise with its creditors in any way; or (iii) LPI in any way breaches any term or condition of this Loan Note and fails to remedy such breach within 14 days of receipt of a writtien notice from Twine requiring that the breach be remedied.

3. LPI undertakes to Twine that until the Twine Loan is repaid, LPI shall not:

         (a)      pay any dividend on any LPI ordinary share;

         (b)      pay any shareholder interest on any claim against LPI;

         (c) create, issue, service or redeem any preference share, debenture or other loan stock; or

         (d) do anything that will adversely affect the Twine Loan, including LPI's ability to repay such loan at any time;

         without the prior written consent of Twine provided, however, that LPI may at any time borrow from FSAC on a non-interest bearing basis only to repay the Twine Loan.

4. LPI undertakes that should any further shares in LPI be issued, the subscription proceeds shall, unless otherwise waived by Twine, first be applied in repayment of the Twine Loan.

5. LPI hereby expressly renounces the benefits of NON CAUSA DEBITI, the ERRORI CALCULI, the revision of accounts, and no value recorded.

6. Twine may cede or pledge its interest in and to the Twine Loan with LPI's prior consent.

7. No alteration, cancellation, variation of, or addition to this Loan Note shall be of any force or effect unless reduced to writing and signed by the parties hereto or their duly authorised representatives.

8. Subject to the agreement of 18 February 1999 referred to in clause 2(b) above, this document contains the entire agreement between the parties in relation to its subject matter and no party shall be bound by any undertakings, representations, warranties, promises or the like not recorded in the former and / or this agreement.

9. No indulgence, leniency or extension of time which any party ("grantor") may grant or show to any other party shall in any way prejudice the grantor or preclude the grantor from exercising any of its rights in the future.

10. This agreement shall be governed by the laws of the Republic of South Africa. The parties similarly submit themselves to the jurisdiction of the Cape Provincial Division of the High Court of South Africa.

11. LPI shall bear the cost of the drafting and finalization of this agreement.

12. Each of the parties chooses the addresses and facsimile number on the first page of this agreement as respectively its DOMICILIUM CITANDI ET EXECUTANDI ("DOMICILIUM"), postal address and facsimile number for the purposes of giving any notice, the serving of any process and for any other purposes arising from this agreement.

13. A party may, at any time, by written notice to the others, change its DOMICILIUM, postal address or facsimile number to another, provided that it must always at least provide a physical street address as domicilium.

Thus done and signed:



Dated at   Leuven on   27 May     1999
           ------      ---------------

As witnesses



1.  __________________________            /s/ P. Tredoux
                                          --------------------------------------
                                          for and on behalf of LPI, the
                                          signatory warranting his authority
                                          Name: P Tredoux

2.  ____________________________


Dated at   Stellenbosch on   1 June     1999
           ------------      ---------------

As witnesses


1.  _____________________________         /s/ H.  Carse
                                          --------------------------------------
                                          for and on behalf of Twine, the
                                          signatory warranting his authority
2. ______________________________         Name: H Carse

                                                                  EXHIBIT 10.11

                                    AGREEMENT

                                     between

                        Twine Media (Proprietary) Limited
                             (SA Reg no 94/00158/07)
                                       of
          Coetzier Street / PO Box 456, Stellenbosch 7600, South Africa
                            (Telefax 27-21-887 1645)

                                    ("Twine")


                                       AND

                          FIRST SOUTH AFRICA CORP., LTD
                          (BERMUDA CO FILE NO 0-27494)
                                       OF
     c/o First South Africa Holdings (Pty) Ltd,EUROPAIR BUILDING, GRADER RD,
                               SPARTAN EXT 3 / PO
                           BOX 4001 KEMPTON PARK 1620
                            (Telefax 27-11-392 7009)

                                    ("FSAC")



                                       AND


                                   LPI LIMITED

                               (UK REG NO 3092714)
                                       OF
       2ND FLOOR, CORPORATE PLACE, 13 MISPEL STREET, BELVILLE SOUTH AFRICA
                          (TELEFAX 27 - 21 - 948 7354)

                                     ("LPI")


WHEREAS:

A Twine holds 100% of the issued share capital of LPI (trading as "Leisure Planet"), an Internet based travel services provider;

B FSAC, a Nasdaq listed USA corporation wishes to invest US$9,891,196 million in LPI as share capital and initially loan capital;

THEREFORE THE PARTIES NOW AGREE:

1.       INTERPRETATION

         In this agreement, unless the context indicates otherwise:

1.1 "Capital Contribution Schedule" means the schedule annexed hereto marked "A", setting out the dates on, and amounts which FSAC will contribute funds to LPI as either share or, initially only, loan capital;

1.2      "Company" means LPI Limited, a party to this agreement;

1.3 "FSAH Investment" means the South African Rand 60 million that Rembrandt Group Limited has agreed, subject to certain conditions, to invest in FSAC's wholly owned subsidiary, First South African Holdings
         (Pty) Ltd and which amount has, on behalf of FSAC, been converted to US$9,891,196;

1.4 "LPI Ordinary Share" means an ordinary share, ranking PARI PASSU, with every other ordinary share, issued in the capital of LPI;

1.5 "Subscription Date" means 15 February 1999, being the latest date upon which FSAC will subscribe for and be issued with 2,173 LPI Ordinary Shares;

1.6 words in the singular, shall include the plural, and vice versa, words in the masculine gender shall include the feminine and neuter genders, and vice versa and any reference to a person shall include partnerships and bodies corporate and vice versa;

1.7 paragraph headings shall not be used to determine the meaning of any provision; and

1.8 should the preamble to this agreement or this clause 1 confer rights and obligations on any party, these shall be effective and binding.

2.       SUSPENSIVE CONDITIONS

         This agreement is subject to and conditional upon fulfilment of the following suspensive conditions by not later than the Subscription Date, namely :

2.1      the approval of the Twine Board;

2.2      the approval of the FSAC Board;

2.3 the closing of the Yahoo! and Lycos portal deals in respect of the European internet travel market by LPI; and

2.4      completion of the pre-subscription actions set out in clause 3 below.

         The suspensive conditions set out in clauses 2.2 and 2.3 are for the benefit of FSAC, who may in its sole discretion, by written notice to the other parties, at any time before the Subscription Date, waive the need for the fulfilment of some or all of such conditions. It is further recorded that, although not a suspensive condition, FSAC will seek to procure that, by not later than the Subscription Date, Pierre Kleinhans and Bart Goedseels as employees of LPI, enter into heads of agreement with LPI setting out their future employment by LPI, on terms acceptable to FSAC. FSAC may delay subscribing for shares in LPI until this has been done, provided that under no circumstances may such subscription be delayed beyond the Subscription Date on account of this provision.

3.       PRE-SUBSCRIPTION ACTIONS

3.1      It is recorded that:

         (a) the authorised share capital of LPI is 1,000,000 ordinary shares of GB(pound)1.00 (one Pound sterling) each; and

         (b) the issued share capital of LPI is 510 ordinary shares, all issued to Twine.

3.2 Immediately after the signature of this agreement Twine shall procure that LPI resolves to:

         (a) allot and issue 2,173 LPI Ordinary Shares of GB(pound)1.00 each at par (total subscription price GB(pound)2,173) to FSAC; and

         (b) by not later than 15 October 1999 (the last day for the contribution of funds to LPI by FSAC in terms of the capital Contribution Schedule), allot and issue one further LPI Ordinary Share of GB(pound)1.00 to FSAC at a premium equal to the difference between US$9,891,196 (the FSAH Investment) and the USA dollar value of the total subscription price of 2,174 LPI Ordinary Shares at par, as set out in clause 4.4 below;

         (c) issue a loan note to Twine for the amount of US$10 million, representing Twine's accumulated claims on loan account against LPI, on terms substantially in accordance with what are set out in clause 7 below and otherwise acceptable to Twine. It is recorded that Twine's accumulated claims on loan account against LPI includes a further amount to be disbursed by Twine in favour of LPI to settle all LPI's trade creditors as at 31 December 1998 so that debtors and cash at hand on such date less trade creditors will equal nil. Should the recovery of debtors for the period ended 31 December 1998 exceed or fall short of what is provided for in LPI's management accounts drawn to 31 December 1998, Twine shall be reimbursed by LPI in the event of the better than provided for recovery of debtors and Twine shall indemnify LPI in the event of a short fall, in either case by means of a cash payment ("adjustment") by not later than 30 June 1999. The amount of the adjustment will be determined by LPI's auditors.

4.       SUBSCRIPTION FOR SHARES

4.1 Immediately upon receipt of written confirmation by the auditors of LPI that all the matters referred to in clause 3 have been completed, but not later than the Subscription Date, and provided that: (i) the suspensive conditions set out in clause 2 have been fulfilled or waived, as the case may be, and (ii) FSAC has received the FSAH Investment, FSAC shall subscribe for, and LPI shall, subject to clause
         4.2 below, issue to it, 2,173 LPI Ordinary Shares of GB(pound)1.00 for a total subscription price of GB(pound)2,173.

4.2 LPI shall deliver FSAC's share certificate for 2,173 LPI Ordinary Shares, on behalf of FSAC to Mourant du Feu & Jeune, of 22 Grenville Street, St Helier, Jersey JE4 8PX, Channel Islands (marked for the attention of Mr I C James) to hold in escrow (subject to suitable written instructions signed jointly by the parties hereto, to Mourant du Feu & Jeune) until the Loan Capital (as defined below) has been disbursed in full to LPI and capitalized as envisaged in clause 4.5(d) below.

4.3 It is recorded that upon completion of the FSAC subscription for LPI Ordinary Shares as per clause 4.1 above and clause 4.5(d) below, FSAC will hold 2,174 LPI Ordinary Shares amounting to 81% of LPI's issued share capital and Twine will hold 510 LPI Ordinary Shares amounting to 19% of LPI's issued share capital.

4.4 FSAC shall further, pending its subscription for a further LPI Ordinary Share as envisaged in clause 3.2(b) above, immediately lend to LPI, who shall borrow from FSAC, an amount in US Dollars equal to the difference between US$9,891,196 (the FSAH Investment) and the USA dollar equivalent of the total subscription price of 2,173 LPI Ordinary Shares as at the Subscription Date ("Interim Loan Capital").

4.5 The Interim Loan Capital, which is an interim accommodation to facilitate the contribution of funds to LPI in accordance with the Capital Contribution Schedule, shall, unless all three parties to this agreement agree otherwise in writing:

         (a) be disbursed to LPI in accordance with the Capital Contribution Schedule;

         (b) always be regarded as capital earmarked for the subscription by and issue to FSAC of one further LPI Ordinary Share as envisaged in clause 3.2(b) above;

         (c)      not bear interest;

         (d) as soon as the Loan Capital has been disbursed in full to LPI, or in the event that such capital is not disbursed to LPI in full for any reason whatsoever, as soon as such disbursement ends or on the last day set in the Capital Contribution Schedule for the contribution of such capital by FSAC to LPI, whichever is earlier, be capitalized through the issue of one further LPI Ordinary Share at par and a premium equal to the balance of the Loan Capital and for which purpose FSAC hereby irrevocably authorize any director of LPI to do all things necessary to effect such issue;

         (e) at all times be subordinated to the Twine Loan and therefore rank behind the Twine Loan and not be repaid until and unless the Twine Loan has been repaid in full. For the sake of clarity, the Interim Loan Capital will not be repayable on demand; and

         (f) not be used to in any way dilute the shareholding of any other shareholder in LPI.

4.6 In the event that the Loan Capital is not disbursed to or on behalf of LPI in full for any reason whatsoever, in accordance with the Capital Contribution Schedule for such disbursement, Twine shall immediately have the option to call for and hence buy from FSAC, so many LPI Ordinary Shares as bear the same ratio to the total FSAC holding of 2,173 or 2,174, as the case may be, shares that the amount of the Loan Capital not yet disbursed to or on behalf of LPI bears to the total amount of the Loan Capital ("Call Option"). (As an example: if the Loan Capital amounts to US$9,8 million and US$2,94 million or 30% has not yet been disbursed to or on behalf of LPI by the date concerned, Twine shall be entitled to call 30% or 652 of the 2,174 LPI Ordinary Shares being held by FSAC.)
                  The Call Option shall:

         (a) be exercised in writing, at any time after after the Loan Capital has not been disbursed to LPI for any reason whatsoever, but not later than 21 days after the last date set in the Capital Contribution Schedule for the disbursement in full of the Loan Capital, or;

         (b) be exercised at the par value of the shares concerned, i.e. GB(pound)1.00 per share;

         (c) upon being exercised as aforesaid, result in Twine having bought, and FSAC having sold the appropriate number of LPI Ordinary Shares; and

         (d) upon being exercised, be settled through Twine paying the purchase price on behalf of FSAC to Mourant du Feu & Jeune, of 22 Grenville Street, St Helier, Jersey JE4 8PX, Channel Islands (marked for the attention of Mr I C James) and the latter procuring that the number of LPI Ordinary Shares so bought by Twine is delivered to Twine or its nominee. For this purpose, FSAC hereby irrevocably appoints and authorizes Mourant du Feu & Jeune to do all things necessary on its part, including to sign any transfer documentation required, to effect transfer of the shares so bought to Twine.

5.       MANAGEMENT CONTROL  & DIRECTORS

5.1      With effect from the Subscription Date, FSAC shall:

         (a)      subject to clause 5.2 below, have management control of LPI;
                  and

         (b)      be entitled to appoint a majority of the board of directors of
                  LPI:

         provided, however, that Twine will at all times, for as long as it remains a shareholder, by written notice to FSAC and LPI, have the right to appoint at least two directors of LPI, including to remove, replace and fill any vacancy in any such appointment from time to time.

5.2 At any meeting of the board of directors of LPI, a quorum shall exist only if prior written notice of such meeting has been given and at least one director appointed by FSAC and at least one director appointed by Twine are present.

5.3 For as long as Twine holds at least 5% of the issued share capital of LPI, LPI may not, without the prior written consent of Twine, which consent shall not be withheld unreasonably:

         (a)      appoint, remove or replace its auditors;

         (b) make any material acquisition of which the value exceeds 5% of of shareholders' funds;

         (c) other than in the ordinary course of business and in accordance with budgets submitting to and approved by the board of directors, incur any interest bearing debt, or if not interest bearing, debt that will rank ahead of the Twine Loan;

         (d) enter into any transaction with a related party at values that do not represent at arm's length market values. Should there be a dispute between the parties as to whether a proposed transaction is proper on this basis, the values concerned shall be referred to a merchant bank, jointly appointed by the parties, for determination. Failing agreement on the identity of the merchant bank, each party may appoint its own merchant bank whereupon the average of the values determined by both banks, shall be taken as the market values. For purposes of this clause a "related party" shall include any holding company, subsidiary, including of such holding company, shareholder or director of LPI, or any entity in which such shareholder or director has, directly or indirectly, a material interest ;

         (e) merge its business of Internet travel services provider with that of any third party;

         (f)      dispose of its business of Internet travel services provider;

         (g) discontinue or abandon its business of Internet travel services provider;

         (h) engage in any activity or incur any debt that is not in the ordinary course of its business.

6.       WARRANTIES & UNDERTAKINGS

         It is recorded and agreed that other than for the warranties and undertakings expressly set out in this agreement, Twine and LPI have not made or given any representations, warranties, indemnities or undertakings to FSAC and that FSAC has been afforded every opportunity to investigate and satisfy itself with the financial soundness or otherwise of LPI and of the nature and extent its business operations and ongoing commitments. Notwithstanding the aforegoing, and for the sake of clarity, it is recorded that the business of LPI shall include all South African operation currently being conducted in Belville under the name of "Leisure Planet" being all the South African operations of LPI, present and former.

7.       THE TWINE LOAN

7.1 The Twine Loan of US$10 million referred to in clause 3.2(b) above will:

         (a)      not bear interest;

         (b) rank in preference above any other shareholder's claim, present and future, of LPI and shall always be paid off first before the claim of any other shareholder is met;

         (c) not be repayable on demand other than as a first claim against the sale proceeds in the event that LPI sells its business or any material part thereof or from the proceeds of the next round of funding of LPI or the sale and / or subscription proceeds in the event of any public offer of shares in LPI; and

         (d) at Twine's option, be available for Twine to participate in the further funding of LPI.

7.2 FSAC and LPI undertake to Twine that until the Twine Loan is repaid, LPI shall not:

         (a)      pay any dividend on any LPI ordinary share;

         (b)      pay any shareholder interest on any claim against LPI;

         (c) create, issue, service or redeem any preference share, debenture or other loan stock; or

         (d) do anything that will adversely affect the Twine Loan, including LPI's ability to repay such loan at any time;

         without the prior written consent of Twine provided, however, that LPI may at any time borrow from FSAC on a non-interest bearing basis only to repay the Twine Loan.

7.3 Should any further shares in LPI be issued, the subscription proceeds shall first be applied in repayment of the Twine Loan. Similarly, in the event that both Twine and FSAC jointly sell any of their interest in LPI to any third party, such sale shall be deemed to include the Twine Loan so that the aggregate sale consideration for the entire transaction shall, unless Twine agrees otherwise, first be allocated in payment of the Twine Loan and the balance, if any, to the sale of the shares of both parties.

8.       THE TWINE OPTION

8.1 Twine may at any time up to, and including, an initial public offer by LPI, subscribe for and be issued with a further so many LPI Ordinary Shares as would, after issue of the additional shares to be acquired or issued by LPI, constitute 6% of the issued share capital of LPI. This option (the "Twine Option"):

         (a) shall be exercised in writing not less than 30 (thirty) days before any initial public offer of LPI shares;

         (b) may be exercised for a smaller number of shares or in tranches (for not less than 10% of the total and in a round number to the nearest 100), i.e Twine may in its sole discretion, elect to acquire only some of the additional option shares or to acquire such shares over a period of time, provided that when it exercises the option for a smaller number of shares, it need not state whether this is the only shares that it elects to acquire.

         (c) shall be exercised at a total subscription price of US$100,000 (one hundred US Dollars) for all the option shares, pro rated if for a smaller number of shares.

9.       GOOD FAITH AND COOPERATION

9.1 With effect from the first subscription date in their relationship as shareholders of LPI, Twine and FSAC undertake to: (i) observe the utmost good faith to each other and not to do anything or refrain from doing anything, which might prejudice or detract from their respective rights or interests; and (ii) to use their best endeavours to promote the business of LPI .

9.2      Each of the parties undertake to:

         (a) do and to procure the doing by others, and to refrain and to procure that others will refrain from doing, all things;

         (b) pass, and to procure the passing of such resolutions of the directors or shareholders of LPI or of any other company relevant;

         to the extent that it may lie within such party's powers and may be required to give effect to this agreement.

9.3 In the event that FSAC's shareholding in LPI falls below 50%, Twine and LPI shall negotiate in good faith with a view to the establishment of a voting pool to ensure continuing joint control of LPI.

9.4 Nothing contained in this agreement shall create a relationship of partnership or agency between any of the parties.

10.      DISPOSAL  OF SHARES AND PRE-EMPTIVE RIGHTS

10.1 Until such time as LPI has successfully made an initial public offer of its shares and has its shares listed on a recognized stock exchange, a shareholder may only sell or otherwise dispose of its shares in LPI and, if that be so, an equivalent portion of its shareholders' loan claims against LPI,:

         (a)      with the prior written consent of the other shareholder; or

         (b)      in the manner set out in clause 10.2 and further.

10.2 A shareholder that wishes to sell or otherwise dispose of its shares or any of its shares, and, if that be so, an equivalent portion of its shareholders' loan claims against LPI, to a bona fide third party purchaser, shall first offer such shares and loan claims ("the sale shares") to the other shareholder by means of a written notice ("the sale notice").

10.3     The sale notice shall  set out:

         (a)      the number of sale  shares;

         (b) the purchase price of the sale shares which shall sound either in South African Rand or US Dollars;

         (c) any other terms or conditions that are material to the offer for sale of the sale shares; and
         (d) the identity and such other details as the recipient of the sale notice may reasonably require, of the bona fide third party to whom the offeror proposes to sell the sale shares.

10.4 Upon receipt of the sale notice, the shareholder to whom the sale shares are being offered, ("the offeree") shall have 30 (thirty) days within which to accept such offer in writing. If it does so, and only then, the offeror shall have sold, and the offeree have bought the sale shares on the terms set out in the sale notice.

10.5 Should the offeree not accept the offer of the sale shares in full as set out in the sale notice, the offeror shall be entitled to sell or otherwise dispose of the sale shares only to the bona fide third party of whom the offeree had been notified, provided that such sale or disposal shall not be on terms, including price, more favourable than those set out in the sale notice, at any time within two months of expiry of the offer of the sale shares to the offeree.

10.6 Should there be more than one offeree shareholder, the offer of the sale shares shall be deemed to have been made to them pro rata to their then shareholding, provided that an offeree may, without being obliged, accept the offer in respect of all the sale shares.

10.7 This clause 10 shall not preclude a party from at any time, transferring its shareholding in LPI to a subsidiary, co-subsidiary or to its holding company, provided that: (i) the transferee acknowledges in writing to the other parties that it shall be bound by the provisions of this agreement; and (ii) should the relationship of holding company, subsidiary or co-subsidiary ceases, the shares are transferred back to the original transferor, being a party to this agreement.

10.8 In the event that the immediate parent company of a party to this agreement, being a shareholder of LPI, sells and transfers its control in such party to a third party who does not fall within the relationship set out in clause 10.7, the party concerned shall be deemed to have irrevocably offered its shares in and claims on loan account against LPI to the other shareholders of LPI for a period of 21 days at a price to be agreed between the parties, and failing such agreement within a reasonable period, to be determined by a merchant bank jointly appointed and paid for by the parties. If the parties cannot agree on such appointment within a further reasonable period, each shall appoint and pay its own merchant bank and the price shall be the average of the prices respectively determined by such banks.

10.9 In the event of FSAC selling all or some of its shares in and, if that be so, claims on loan account against LPI, whether in terms of this clause 10 or in any other manner, to a third party purchaser, Twine may require that FSAC procures that the purchaser also purchases all or a pro rata share of Twine's shares, in and claims on loan account against LPI at the same price and on the same terms, or should such purchaser not want to purchase more shares, that the shares and claims on loan account to be sold to him are drawn equally from both FSAC and Twine in proportion to their then shareholding in LPI.

10.10 For as long as Twine is to remain a shareholder following to the sale of any shares pursuant to this clause, FSAC, if the seller, shall procure that the purchaser undertakes in writing to be bound by the provisions of this agreement.

11.      ADDRESSES AND NOTICES

11.1 Each of the parties chooses the addresses and facsimile number on the first page of this agreement as respectively its DOMICILIUM CITANDI ET EXECUTANDI ("DOMICILIUM"), postal address and facsimile number for the purposes of giving any notice, the serving of any process and for any other purposes arising from this agreement.

11.2 A party may, at any time, by written notice to the others, change its DOMICILIUM, postal address or facsimile number to another, provided that it must always at least provide a physical street address as DOMICILIUM.

11.3 Any notice given and any payment made by a party to any of the others ("the addressee") which:

         (a) is delivered by hand during the normal business hours of the addressee at the addressee's domicilium for the time being, shall be presumed, until the contrary is proved by the addressee, to have been received by the addressee at the time of delivery;

         (b) is posted by prepaid registered first class / air mail to the addressee at the addressee's chosen postal address for the time being, shall be presumed, until the contrary is proved by the addressee, to have been received by the addressee on the 14th day after the date of posting; or

         (c) in the case of a notice only, is sent by facsimile to the addressee's chosen facsimile number during the normal business hours of the addressee, shall be presumed, until the contrary is proved by the addressee, to have been received at the time it was so transmitted.

12.      GENERAL

12.1 No alteration, cancellation, variation of, or addition to this agreement shall be of any force or effect unless reduced to writing and signed by the parties to this agreement or their duly authorised representatives.

12.2 This document contains the entire agreement between the parties in relation to its subject matter and no party shall be bound by any undertakings, representations, warranties, promises or the like not recorded in this agreement.
12.3 No indulgence, leniency or extension of time which any party ("the grantor") may grant or show to any other party shall in any way prejudice the grantor or preclude the grantor from exercising any of its rights in the future.

12.4 This agreement shall be governed by the laws of the Republic of South Africa. The parties similarly submit themselves to the jurisdiction of the Cape Provincial Division of the High Court of South Africa.

12.5 To the extent that memorandum and articles of association of LPI conflict with or fail to record the provisions of this agreement, the provisions of this agreement shall take precedence and be given effect to. Any party hereto may nevertheless at any time require that the memorandum and articles of association of LPI be amended to give effect to this agreement.

12.6 LPI shall bear the cost of the drafting and finalization of this agreement.

12.7 This agreement will be effectively signed and be binding through each or some of the parties signing a separate but identical copy (originally e-mailed to such party) thereof and then faxing the copy signed by it to the other parties, which in the case of FSAC shall be the fax number appearing on page one, and in the case of Twine and LPI, 021 - 887 3639. As soon as is practically possible thereafter, the parties shall, for record purposes, nevertheless all sign and exchange a single copy of this agreement.

Thus done and signed:


(d)      Dated at  Stellebosch on  12 February 1999

(d)      AS WITNESSES



1.  _____________________________        /s/ JG Swiegers
                                         ---------------------------------------
                                         for and on behalf of Twine, the
                                         signatory warranting his authority

2. ______________________________        Name: J G Swiegers (Director)


Dated at  Kempton Park  on 19 February 1999

As witnesses


1.  ____________________________        /s/ Clive Kabatznik
                                        ----------------------------------------
                                        for and on behalf of FSAC, the
                                        signatory warranting his authority

2.  ____________________________        Name:  C Kabatznik (Director)


Dated at _________________ on ______________________ 1999

As witnesses



1.  ____________________________         /s/ H.  Carse
                                         ---------------------------------------
                                         for and on behalf of LPI, the signatory
                                         warranting his authority

2.   ____________________________        Name: H Carse (Director)

                                                                          "A"


                        The Capital Contribution Schedule



     Date of payment            Amount (US$)    Receiving bank account

Upon receipt of the FSAH         3,250,000        LPI Ltd's bank account at:
Investment in the Jersey                               Midland Bank Plc
         Account                                       PO Box 181
                                                       27-32 Poultry
                                                       London
                                                       EC2P 2BX      UK
                                                       A/c no: 37315168
                                                       Serial no:  000146
                                                       Type:   Call Deposit no 1
                                                       Currency: US$


      15 April 1999              1,000,000               As above

       14 May 1999               1,000,000               As above

      15 June 1999               1,000,000               As above

      15 July 1999               1,000,000               As above

     16 August 1999              1,000,000               As above

     15 September 1999           1,000,000               As above

     15 October 1999               641,196               As above
------------------------------------------------  ------------------------------

                                 9,891,196

Note: First South African Corp., may accelerate any of the above payments by written notice to Mourant du Feu & Jeune (with a copy to Rembrandt Group Ltd)

                                                                 EXHIBIT 10.12
                              EMPLOYMENT AGREEMENT


                                     between


                           PETRUS FREDERICK KLEINHANS
                                ("the Employee")


                                       and


                                   LPI LIMITED
                                 ("the Company")


1.         INTRODUCTION


           The parties wish to enter into an employment agreement on the terms and conditions set out below.

2.         SUSPENSIVE CONDITION

2.1 The rights and obligations of the parties under this agreement are subject to and conditional upon the conclusion, contemporaneously with the conclusion of this agreement of an option agreement, substantially in the form of schedule 1 ("the suspensive condition")

2.2 If the suspensive condition is not fulfilled, this agreement shall lapse and be of no further force or effect, unless the parties agree, in writing, to waive fulfillment of the suspensive condition.

3.         POSITION

           The Employee will be employed by the Company in the position of Chief Executive Officer.

4.         PERIOD OF EMPLOYMENT

4.1 The Employee's employment will commence on 1 June 1999 and, subject to the provisions of clauses 4.2 and 5 below and to any earlier agreed termination, will continue for a fixed period of 5 years terminating on 31 December 2003, ("the initial period").

4.2 The Employee's employment will continue after the expiry of the initial period unless either party gives the other written notice not later than 3 months prior to expiry of the initial period that that party wishes to terminate such employment. If the initial period is so extended the Employee's employment may be terminated by either party giving to the other not less than 3 months written notice of termination, or in the circumstances contemplated in clause 5.

5.         TERMINATION OF EMPLOYMENT

           Notwithstanding the provisions of this contract, the Company will be entitled to terminate the Employee's employment, with or without notice, at any time during his employment, if he:

5.1 is guilty of any serious misconduct, breach of trust or deliberate neglect in the discharge of his duties under this contract;

5.2 knowingly or negligently places himself in a position where his personal interests conflict with those of the Company;

5.3 discloses the Company's confidential information to any person not authorized by the Company to receive such information;

5.4        becomes of unsound mind;

5.5        is convicted of any criminal offense involving fraud or dishonesty;
           or

5.6 is guilty of any conduct which will justify summary dismissal at common law.

6.         EMPLOYMENT DUTIES

6.1        The Employee undertakes to:

6.1.1 carry out, conscientiously and to the best of his abilities, all such functions and duties, and exercise judiciously all the discretions, as the Company from time to time may assign to him and as are reasonable or lawful;

6.1.2 obey and comply with all lawful and reasonable instructions given to him by the board of directors or its delegates;

6.1.3 be loyal to the Company in all dealings and transactions relating to the business and interests of the Company and to use his best endeavours to protect and promote the business, reputation and goodwill of the Company; and

6.1.4 devote the whole of his time and attention during normal business hours, and such reasonable additional time as the exigencies of the Company's business may reasonably require, to the business affairs of the Company and to his duties in terms of his employment with the Company.

6.2 It is recorded and agreed that the Employee will initially render his services exclusively and on a full-time basis to the business of the Company carried on in Belgium. However, the Employee shall render services in such other places as the Company may from time to time agree with the Employee.

7.         REMUNERATION

7.1 The Employee will be paid a monthly salary initially in an amount of US$12,500.00, which will be deposited into a bank account of the Employee's choice not less than four days before the end of each month.

7.2 The Employee's monthly salary will be reviewed annually. The adjusted remuneration will be effective from 1 January. Such adjustment will be no less than the increase in the Consumer Price Index, from time to time, of the country in which the services are rendered.

7.3 The Employee will also be reimbursed for all expenses reasonably incurred by him in the course of his duties, subject to delivery to the Company of vouchers or other documentary evidence supporting such expenses.

7.4 The Employee agrees that the company may take out a key man insurance policy over the life of the Employee. The Company shall be responsible for payment of the premium relating to cover of US$1,000,000. In the event of the death of the Employee the Company shall pay to the Employee's wife and dependent children and amount of US$1,000,000 less any taxed attributable to such payment.

7.5 The Employee's remuneration and benefits he receives in terms of his employment will be subject to deductions required by law as well as the rules of any Company employee benefit schemes which the Employee may join.

8.         ANNUAL LEAVE

8.1 The Employee shall be entitled to 25 working days' paid annual leave in respect of every cycle of 12 completed calendar months of his employment ("leave cycle").

8.2 The Employee shall take a minimum of 10 working days' annual leave during each leave cycle or within 6 months of the expiry thereof.

8.3 Annual leave in addition to that referred to in 8.2 may be accumulated.

9.         SICK LEAVE

9.1 The Employee will be entitled to 30 working days' paid sick leave in every 3 year cycle of employment, such entitlement to accrue only in the event that sickness or injury requires him to be absent from work.

9.2 Any further paid sick leave will only be given with the written permission of the board of directors or the Company's management.

9.3 Should the Employee at any time become unable to perform his duties adequately be reason of ill health, the Company and the Employee shall agree the terms of termination of his employment, failing which such terms will be determined by the Company in its reasonable discretion.

10.        INTELLECTUAL PROPERTY AND CONFIDENTIALITY

10.1 The Employee acknowledges that if, while he is employed by the Company, he makes any invention, innovation or discovery that is within the scope of the existing or planned activities of the Company, whether of not he is employed in a capacity which normally requires him to make technological or commercial improvement to the property or assets or activities of the Company, or if, in the course of making any invention, innovation or discovery, he makes use of the personnel or other resources or facilities of the Company, all proprietary rights in such invention, discovery or innovation (including copyright in any work associated with the invention, discovery or innovation) will vest in the Company.

10.2 The rights of the Company under clause 10.1 above will include the right to obtain formal registration in its name of the proprietary or intellectual property rights in the invention, discovery or innovation. The Employee undertakes, both while employed by the Company and after the termination of employment for any reason, to take all steps reasonably necessary to assist the Company in this regard, including:

10.2.1 disclosing full details promptly in writing to the Company of the invention, discovery or innovation;

10.2.2 signing all assignment deeds or other documents prepared in this regard by or on behalf of the Company;

10.2.3 giving the Company and its attorneys or other advisers such assistance as may be required in obtaining legal protection for, and in commercially exploiting, the invention, discovery or innovation.

10.3 If the Employee applies within 1 year after the termination of his employment by the Company for any reason for the registration of a patent, registered design or trade mark, or is cited as the inventor or author in respect of any patent registered design or trade mark applied for in this period, the invention, discovery or innovation will be deemed, unless he proves otherwise, to have been made during his employment by the Company. The Employee undertakes to notify the Company in writing, and in advance of the event, of any proposed application for such registration.

10.4 If the Company undertakes that if it decides not to obtain legal protection for any invention, discovery or innovation mentioned above, or if the Company decides not to exploit commercially any such invention, discovery or innovation, the Company will promptly notify the Employee in writing of the decision and if the Company in its discretion so decides, the Company will also notify the Employee in writing that he may himself obtain legal protection for, and exploit commercially, the invention, discovery or innovation, at his cost and for his benefit.

10.5 The Employee acknowledges that he is obliged as part of his duties to apply his skills, training and experience for the benefit of the Company.

10.6 The Employee agrees that copyright in all works made in the course and scope of his employment by the Company and of which he is the author or co-author, will vest in the Company.

10.7 During the Employee's period of employment and subsequent thereto, he shall not make use of, directly or indirectly, and shall not disclose any of the Company's, or any of a group company's, trade secrets or confidential information, including, but not limited to technical knowhow and data, plans, drawings, systems, methods, software, processes, client lists, business affairs, suppliers' lists, marketing information or financial information, or those of other persons who have made such disclosures to the Company or the group company concerned under conditions of confidentiality other than to persons authorized by the Company, the group company concerned or those employed by them who are required to know such secrets or to have such information for the purpose of their employment with the Company or with the group company concerned.

10.8 If the Employee is uncertain as to whether any information is confidential or is a trade secret, the Employee shall in writing request a ruling from the Company. The Employee undertakes to abide by any ruling made in good faith by the Company.

10.9 The obligations in this clause shall survive the termination of this contract and the Employee shall at no time thereafter disclose any such information until, and the onus shall be on the Employee to demonstrate this, that information has become public knowledge as a result of deliberate disclosure by the Company.

11.        RESTRAINT OF TRADE

11.1 The Employee undertakes to the Company that for a period commencing on the last day of his employment and terminating one year after the termination of his employment with the Company, he will not, whether directly or indirectly:

11.1.1 compete with the Company or be interested in any business which trades in the field of on-line travel e-commerce. For this purpose, the Employee shall be deemed to be so "interested in a business", or "competing with the Company" if he becomes engaged or interested whether directly or indirectly, and whether as proprietor, partner, shareholder, agent, consultant, financier or otherwise, in any company, firm, business or undertaking which carries on business in any of the fields referred to in 11.2 or in any of the areas referred to in 11.3;

11.1.2 persuade, induce or encourage any employee if the Company or any person who was an employee of the Company during the previous twelve months, to become employed by or interested in any manner whatever in any field of activity referred to in 11.2, or to terminate his employment with the Company.

11.2       The Employee acknowledges -

11.2.1 that having regard to the nature of its business, the customers of the Company are or could be drawn from any place within the world;

11.2.2 that the Company may suffer damage if he were to operate a on-line travel e-commerce business within the area to which, and during the time which, the restraint is to apply;

11.3 Each and every restraint contained in this clause is separate and divisible from every other restraint in this clause and from any other restraint so that if any one of the restraints is or becomes unenforceable for any reason that restraint will be severable and will not affect the validity of any other restraint contained in this clause 11 or otherwise.

11.4 Insofar as the restraints are considered by the parties to be reasonable in all the circumstances, they agree that if the restraints, taken together, are adjudged to go beyond what is reasonable in all the circumstances but would be adjudged reasonable if part or parts of the wording of the restrains were deleted, the restraints shall apply with such words deleted.

12.        PROCEDURES AND REGULATIONS

           The policies, rules and regulations set down by the Company from time to time, including all rules relating to disciplinary and grievance procedures, form part of the Employee's conditions of employment.

13         MISCELLANEOUS MATTERS

13.1       POSTAL ADDRESS

13.1.1     Any written notice in connection with this contract may be addressed:

13.1.1.1   in the case of the Company to:

                  Mispel Street
                  1st Floor Corporate Place
                  Belleville 7530
                  South Africa

13.1.1.2   in the case of the Employee to:

                  Pierre Kleinhans
                  Oude Putsebaan 43
                  3140 Keerbergen
                  Belgium

13.1.2     The notice shall be deemed to have been duly given:

13.1.2.1 7 days after posting, if posted by registered post to the party's address in terms of this sub-clause;

13.1.2.2 on delivery, if delivered to the party's physical address in terms of either this sub-clause or the next sub-clause dealing with service of legal documents;

13.1.2.3 on dispatch, if sent to the party's then telefax number, and confirmed by registered letter posted no later than the next business day.

13.1.3 A party may change that party's address for this purpose, by notice in writing to the other party.

13.2       ADDRESS FOR SERVICE OF LEGAL DOCUMENTS

13.2.1 The parties choose the following physical addresses at which documents in legal proceedings in connection with this Agreement may be served (i.e. their domicilia citandi et executandi):

13.2.1.1   The Company:

                  13 Mispel Street
                  1st floor Corporate Place
                  Belleville 7530
                  South Africa

13.2.1.2   The Employee:

                  Pierre Kleinhans
                  Oude Putsebaan 43
                  3140 Keerbergen
                  Belgium


13.2.2 A party may change that party's address for this purpose to another physical address by notice in writing to the other party.

13.3       INDULGENCES

           If either party at any time breaches any of its obligations under this contract, the other party ("the aggrieved party"):

13.3.1 may at any time after that breach exercise any right that became exercisable directly or indirectly as a result of the breach, unless the aggrieved party has expressly elected in writing or by clear and unambiguous conduct, amounting to more than mere delay, not to exercise the right. (If the aggrieved party is willing to relinquish that right the aggrieved party will on request do so in writing.) In particular, acceptance of late performance shall be for a reasonable period after performance be provisional only, and the aggrieved party may still exercise that right during that period;

13.3.2 shall not be estopped (i.e. precluded) from exercising the aggrieved party's rights arising out of that breach, despite the fact that the aggrieved party may have elected or agreed on one or more previous occasions not to exercise the rights arising out of any similar breach or breaches.

13.4       ENTIRE CONTRACT

           This contract, read with the further personnel documentation to which the Employee has a right of access at any reasonable time, contains all the express provisions agreed on by the parties with regard to the subject matter of this contract and the parties waive the right to rely on any alleged express provision not contained in the contract and/or the other documents mentioned above.

13.5     NO REPRESENTATIONS

           Neither party may rely on any representation which allegedly induced that party to enter into this contract, unless the representation is recorded in this contract.

13.6     VARIATION, CANCELLATION AND WAIVER

           No agreement varying, adding to, deleting from or cancelling this contract, and no waiver of any right under this contract, shall be effective unless reduced to writing and signed by or on behalf of the parties.

13.7     ASSIGNMENT

           Neither party may cede that party's rights or delegate that party's obligations in terms of this contract without the prior written consent of the other party.

13.8     SURVIVAL RIGHTS, DUTIES AND OBLIGATIONS

           Termination of this contract for any cause will not release a party from any liability which at the time of termination has already accrued to the other party or which after termination may accrue in respect of any act or omission prior to termination.

13.9     APPLICABLE LAW

           All matters arising out of or in connection with the interpretation, implementation, termination or cancellation of this contract, shall be governed in accordance with the laws in force in the United Kingdom, from time to time, and the law of United Kingdom shall be deemed for all purposes to be the proper law of this contract.


Signed at                  on                                1999.

WITNESS:                                            for LPI LIMITED



-----------------------------------       --------------------------------------
                                                    duly authorised hereto



Signed at                  on                                 1999.



WITNESS:




-----------------------------------       --------------------------------------
                                                    PETRUS FREDERICK KLEINHANS

                                                                   EXHIBIT 21.1


              LEISUREPLANET HOLDINGS, LTD. (formerly known as First
                            South Africa Corp., Ltd.)
                                     Bermuda
                                Listed on NASDAQ

                                                                                                                   100% OF
                   81% OF                                             100% OF                                 FIRST SOUTH AFRICA
                LPI LIMITED                           FIRST SOUTH AFRICAN HOLDINGS (PTY.) LTD.                 MANAGEMENT CORP.
                  ENGLAND                                           SOUTH AFRICA                                   DELAWARE
       100% OF                100% OF                                 51.5% OF
    LEISUREPLANET           LEISUREPLAN                       FIRST LIFESTYLE HOLDINGS
     (PTY.) LTD.              BELGIUM                  LISTED ON JOHANNESBURG STOCK EXCHANGE
                              (N.V.)

                                                                 LIFESTYLE PRODUCTS
                                                REPUBLIC UMBRELLAS              PIEMANS PANTRY

                                                 GALACTEX OUTDOOR               ASTORIA BAKERY

                                                    SA LEISURE                   SEEMANNS MEAT
                                                                                   PRODUCTS

                                                    TRADEWINDS                    GULL FOODS
                                                      PARASOL

                                                                                FIFERS BAKERY
