Form 10-Q
period 1999-09-30
FIRST SOUTH AFRICA CORP LTD
filed 1999-11-12
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

      For the transition period from ______________to ______________


                         Commission file number 0-27494

                          LEISUREPLANET HOLDINGS, LTD.
                          ----------------------------

             (Exact name of Registrant as Specified in Its Charter)

                    Bermuda                            Not Applicable
         -----------------------------      --------------------------------
        (State or Other Jurisdiction of     (IRS Employer Identification No.)
         Incorporation or Organization)

             Clarendon House, Church Street, Hamilton HM CX, Bermuda
             ------------------------------------------------------
             (Address of Principal Executive Offices with Zip Code)

        Registrant's Telephone Number, Including Area Code: 809-295-1422
                                                            ------------

       ------------------------------------------------------------------
   Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --   ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____No __

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of November 8, 1999 was 6,426,231.

                          LEISUREPLANET HOLDINGS, LTD.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999



         PART I - FINANCIAL INFORMATION

Item 1 Unaudited Consolidated Balance Sheets at September 30, 1999 and June 30, 1999

            Unaudited   Consolidated   Statements  of  (Loss)/Income   and
            Comprehensive   (Loss)/Income   for  the  three  months  ended
            September 30, 1999 and 1998

            Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 1999, 1998

            Unaudited Consolidated Statement of Changes in Stockholders Investment for the period June 30, 1999 to September 30, 1999

            Notes to the Unaudited Consolidated Financial Statements for the three months ended September 30, 1999 and 1998


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3      Quantitative and Qualitative Disclosures About Market Risk


         PART II - OTHER INFORMATION

Item 6      Exhibits and Report on 10-K

         SIGNATURES



                          LEISUREPLANET HOLDINGS, LTD.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS


----------------------------------------------------------------------------------------------------------------------------
                                                          ASSETS
----------------------------------------------------------------------------------------------------------------------------
                                                                                        September 30,         June 30,
                                                                                            1999                1999
                                                                                              $                   $
----------------------------------------------------------------------------------------------------------------------------
Current assets
     Cash on hand                                                                         17,535,700          20,813,301
     Trade accounts receivable                                                            16,647,752          13,388,561
     Less: Allowances for bad debts                                                         (461,644)           (443,172)
                                                                                            ---------     ---------------
                                                                                           6,186,108          12,945,389
----------------------------------------------------------------------------------------------------------------------------
     Inventories (net)                                                                     9,600,855           9,152,575
     Prepaid expenses and other current assets                                             6,434,383           5,236,587
     Deferred income taxes                                                                                       539,884
                                                                                           ---------      --------------
----------------------------------------------------------------------------------------------------------------------------
              Total current assets                                                        49,757,046          48,687,736
----------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment                                                             31,831,379          30,777,399
Less: Accumulated depreciation                                                           (12,444,665)        (11,488,982)
                                                                                     ----------------     ---------------
                                                                                          19,386,714          19,288,417
----------------------------------------------------------------------------------------------------------------------------
Intangible assets (net)                                                                   33,792,950          34,024,745
Deferred charges (net)                                                                       797,295             868,944
Other assets                                                                                  34,239              33,988
                                                                                     ---------------      --------------
----------------------------------------------------------------------------------------------------------------------------
                                                                                         103,768,244         102,903,830
----------------------------------------------------------------------------------------------------------------------------
                                         LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------------------------------------------------------------------------------------------
Current liabilities
     Bank overdraft payable                                                                  842,522
     Current portion of long term debt                                                     1,138,917           3,088,435
     Trade accounts payable                                                                9,502,029           9,058,811
     Other provisions and accruals                                                         6,112,556           4,618,283
     Dividends payable                                                                     1,885,672           1,870,959
     Other taxes payable                                                                     704,590             558,669
     Income taxes payable                                                                  1,582,608           1,214,292
                                                                                     ---------------      --------------
----------------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                                   21,768,894          20,409,449
----------------------------------------------------------------------------------------------------------------------------
Long term debt                                                                            34,881,504          33,598,244
Deferred income taxes                                                                      1,207,347           1,551,724
                                                                                     ---------------      --------------
----------------------------------------------------------------------------------------------------------------------------
                                                                                          57,857,745          55,559,417
                                                                                     ---------------      --------------
----------------------------------------------------------------------------------------------------------------------------
Minority stockholders investment                                                          32,845,387          32,198,314
----------------------------------------------------------------------------------------------------------------------------
FSAH mandatory redeemable preferred stock                                                  9,891,197           9,891,197
----------------------------------------------------------------------------------------------------------------------------
Stockholders investment
Capital stock:
     A class  common  stock,  $0.01 par value -  authorized  23,000,000  shares, issued
and outstanding 5,479,642 shares (1998: 5,383,142 shares)                                     54,797              53,832

     B class common stock, $0.01 par value - authorized 2,000,000 shares, issued
and outstanding 946,589 shares (1998: 946,589 shares)                                          9,466               9,466

     FSAH B class common stock, R0,001 par value - authorized 10,000,000 shares,
issued and outstanding 2,550,466 shares (1998: 2,550,466 shares)                                 580                 580

     Preferred stock, $0.01 par value - authorized 5,000,000 shares, issued and
outstanding nil shares                                                                             -                   -

     Capital in excess of par                                                             23,204,204          22,971,261
----------------------------------------------------------------------------------------------------------------------------
Retained (loss)/earnings                                                                  (5,918,136)         (3,084,700)
                                                                                     ----------------     ---------------
----------------------------------------------------------------------------------------------------------------------------
                                                                                          17,350,911          19,950,439
----------------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustments                                                 (14,176,996)        (14,695,537)
                                                                                     ----------------     ---------------
----------------------------------------------------------------------------------------------------------------------------
                                                                                           3,173,915           5,254,902
                                                                                     ---------------      --------------
----------------------------------------------------------------------------------------------------------------------------
                                                                                         103,768,244         102,903,830
----------------------------------------------------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO THE UNAUDITED CONDSOLIDATED FINANCIAL STATEMENTS


                                         LEISUREPLANET HOLDINGS, LTD.


              UNAUDITED CONSOLIDATED STATEMENTS OF (LOSS)/INCOME AND COMPREHENSIVE (LOSS)/INCOME

                                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                      1999                 1998
                                                                                                                       Restated
                                                                                                         $                    $
--------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                                        22,721,938           19,257,120
                                                                                                ----------           ----------
--------------------------------------------------------------------------------------------------------------------------------
Operating expenses
     Cost of sales                                                                              15,167,513           11,932,582
     Selling, general and administrative costs                                                   7,829,115            5,511,726
     Amortization of intangibles                                                                   484,361              281,580
     Depreciation                                                                                  888,292              443,772
                                                                                                   -------              -------
                                                                                                24,369,281           18,169,660
                                                                                                ----------           ----------
--------------------------------------------------------------------------------------------------------------------------------
Operating income/(loss)                                                                        (1,647,343)            1,087,460
--------------------------------------------------------------------------------------------------------------------------------
Other income                                                                                       209,481               64,783
Interest (expense)/income                                                                        (210,760)              143,575
                                                                                                 ---------              -------
--------------------------------------------------------------------------------------------------------------------------------
(Loss)/income from consolidated companies before income taxes and minority interests
Provision for taxes on income                                                                  (1,648,622)            1,295,818
                                                                                                 (554,386)            (494,396)
                                                                                                 ---------            ---------
--------------------------------------------------------------------------------------------------------------------------------
(Loss)/income from continuing operations before minority interests                             (2,203,008)              801,422
Minority interest in consolidated subsidiary companies                                           (630,428)            (411,411)
                                                                                                 ---------            ---------
--------------------------------------------------------------------------------------------------------------------------------
Profit/(Loss) from continuing operations                                                       (2,833,436)            (390,011)
Loss from discontinued operations                                                                                   (1,506,150)
                                                                                                ----------          -----------
--------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                       (2,833,436)          (1,116,139)
Other comprehensive income:
     Foreign currency translation adjustments                                                      518,541              959,243
                                                                                                   -------              -------
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                             (2,314,895)            (156,896)
                                                                                               -----------            =========
--------------------------------------------------------------------------------------------------------------------------------
Basic loss per share from continuing operations                                                    ($0.44)                $0.05
Basic loss per share from discontinued operations                                                                        ($0.20)
                                                                                                    ------               -------
--------------------------------------------------------------------------------------------------------------------------------
Total basic loss per share                                                                         ($0.44)              ($0.15)
                                                                                                   -------              -------
--------------------------------------------------------------------------------------------------------------------------------
Diluted loss per share from continuing operations                                                * ($0.44)                $0.05
Diluted loss per share from discontinued operations                                                                      ($0.20)
                                                                                                    -----               -------
--------------------------------------------------------------------------------------------------------------------------------
Total diluted loss per share                                                                     * ($0.44)              ($0.15)
                                                                                                   -------              -------
--------------------------------------------------------------------------------------------------------------------------------

*    Additional shares were not considered as the result would be anti-dilutive



SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                         LEISUREPLANET HOLDINGS, LTD.

                  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED


---------------------------------------------------------------------------------------- ------------------ ------------------
                                                                                             September 30,      September 30,
                                                                                                      1999               1998
                                                                                                                     Restated
                                                                                                         $                  $

---------------------------------------------------------------------------------------- ------------------ ------------------
Cash flows from operating activities:
        Net loss                                                                               (2,833,436)        (1,116,139)
        Loss from discontinued operations                                                                          1,506,150
                                                                                               -----------         ---------
        Loss from continuing operations                                                        (2,833,436)           390,011
        Adjustments  to  reconcile  loss  to net  cash  (utilized)/generated  by operating activities:
               Depreciation and amortization                                                    1,372,653            725,352
               Deferred income taxes                                                              184,698             11,108
               Net loss on sale of assets                                                          31,244                  -
               Net loss on sale of subsidiary                                                           -             15,408
               Net loss on debenture redemption                                                         -             94,259
               Net loss/(gain) on transactions with minorities in First Lifestyle
               Holdings Limited                                                                       424            (11,743)
               Effect of changes in current assets and current   liabilities                   (2,310,361)          (934,922)
               Minority interest in consolidated subsidiary companies                             630,429            411,411
               Creation of debenture redemption reserve fund                                      281,250                  -
                                                                                                ---------          ---------
---------------------------------------------------------------------------------------- ------------------ ------------------
Net cash (utilized)/generated by continuing operating activities                               (2,643,099)            700,884
Net cash utilized by discontinued operations                                                                        (854,049)
                                                                                                ---------          ---------
---------------------------------------------------------------------------------------- ------------------ ------------------
Net cash utilized by operating activities                                                      (2,643,099)          (153,165)
---------------------------------------------------------------------------------------- ------------------ ------------------
Cash flows from investing activities:
        Proceeds on minority shares issued in First Lifestyle Holdings Limited                     16,221                  -
        Additional intangibles acquired                                                            (5,954)                 -
        Additions to property, plant and equipment                                               (880,525)        (1,275,699)
        Proceeds on disposal of property, plant and equipment                                       9,134            653,627
        Additional purchase price payments                                                              -         (2,085,313)
        Other assets acquired                                                                           -            (40,106)
        Proceeds on disposal of subsidiary (Net of cash of $9,633)                                                    49,191
                                                                                                 --------             ------
---------------------------------------------------------------------------------------- ------------------ ------------------
Net cash (used in)/realized by investing activities                                              (861,124)        (2,698,300)
---------------------------------------------------------------------------------------- ------------------ ------------------
Cash flows from financing activities:
        Net borrowings in bank overdrafts                                                         829,688            874,368
        Borrowings in long term debt                                                            1,063,365            825,654
        Redemption of debentures                                                                        -         (2,733,810)
        Repayments of short term debt                                                          (1,943,755)          (405,053)
        Proceeds on stock issues                                                                  160,000          1,033,613
                                                                                               ----------          ---------
---------------------------------------------------------------------------------------- ------------------ ------------------
Net cash provided in financing activities                                                         109,298           (405,228)
---------------------------------------------------------------------------------------- ------------------ ------------------
Effect of exchange rate changes on cash                                                           117,324            182,513
                                                                                                  -------            -------
---------------------------------------------------------------------------------------- ------------------ ------------------
Cash utilized by operations                                                                    (3,277,601)        (3,074,180)
Cash on hand at beginning of period                                                            20,813,301         17,948,991
                                                                                               ----------         ----------
---------------------------------------------------------------------------------------- ------------------ ------------------
Cash on hand at end of period                                                                  17,535,700         14,874,811
                                                                                               ==========         ==========
---------------------------------------------------------------------------------------- ------------------ ------------------



SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.


                                         LEISUREPLANET HOLDINGS, LTD.


                    UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS INVESTMENT

      ---------------------------------------------------------------------------------------------------------------------------




                                     Leisureplanet      Leisureplanet
                                     Holdings, Ltd.     Holdings, Ltd.       First South
                                     A Class common     B class common  African Holdings        Capital in           Retained
                                              Stock              stock    B class common         Excess of    (loss)/earnings
                                                  $                  $             stock               par                  $
                                                                                       $                 $
      ---------------------------------------------------------------------------------------------------------------------------

      Balance at June 30, 1999               53,832              9,466               580        22,971,261        (3,084,700)
      ---------------------------------------------------------------------------------------------------------------------------
      Options exercised                         800                  -                 -           159,200                  -
      ---------------------------------------------------------------------------------------------------------------------------
      Debentures converted                      165                  -                 -            98,835                  -
      ---------------------------------------------------------------------------------------------------------------------------
      Share issue expenses written off            -                  -                 -          (25,092)                  -
      ---------------------------------------------------------------------------------------------------------------------------
      Net loss                                    -                  -                 -                 -        (2,833,436)
      ---------------------------------------------------------------------------------------------------------------------------
      Translation difference                      -                  -                 -                 -                  -
      ---------------------------------------------------------------------------------------------------------------------------
      Balance at September 30, 1999          54,797              9,466               580        23,204,204        (5,918,136)
                                             ------              -----               ---        ----------        -----------
      ---------------------------------------------------------------------------------------------------------------------------








                                      ---------------------------------

                                               Other
                                       Comprehensive
                                               (loss)
                                             /income
                                            (Foreign
                                            currency
                                         translation
                                         adjustments)             Total

                                            -------$
                                                                     $
                                      ---------------------------------






Balance at June 30, 1999                   (14,695,537)        5,254,902
-------------------------------------------------------------------------------
Options exercised                                   -            160,000
-------------------------------------------------------------------------------
Debentures converted                                -             99,000
-------------------------------------------------------------------------------
Share issue expenses written off                    -            (25,092)
-------------------------------------------------------------------------------
Net loss                                            -         (2,833,436)
-------------------------------------------------------------------------------
Translation difference                          518,541          518,541
                                                ------           ------
-------------------------------------------------------------------------------
Balance at September 30, 1999              (14,176,996)        3,173,915
                                            ----------         ---------







SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                          LEISUREPLANET HOLDINGS, LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998




1.     ORGANISATION AND PRINCIPAL ACTIVITIES OF THE GROUP

       Leisureplanet Holdings, Ltd. (formerly First South Africa Corp., Ltd.) (the "Company"), was founded on September 6, 1995. The purpose of the Company is to acquire and operate South African companies and acquire and develop Internet related companies with an emphasis on European based e-commerce related businesses.

       The principal activities of the group include the following:

       Lifestyle products

       The manufacture, sale and distribution of lifestyle enhancing products, which includes both consumable food products and semi-durable outdoor and indoor products.

       Internet related activities

       The maintenance and provision of an Internet travel service to Internet subscribers, providing the convenience of one stop travel planning with on-line booking and flexibility.


2.     SUMMARY OF ACCOUNTING POLICIES

       The  Company  consolidated  financial  statements  have been  prepared in
       accordance  with  US  generally   accepted   accounting   principles  and
       incorporate the following significant accounting policies:

       Consolidation
       The Company consolidates its majority owned subsidiaries. The consolidated financial statements include the accounts of the Company and its subsidiaries. Minority interests have been taken into account when determining the net income due to the Company. Intercompany transactions have been eliminated on consolidation.

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

       Also included in intangible assets are non-competition agreements which are being amortized on a straight line basis over the six year term of the agreements.

       The Company has adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. No impairments in long-lived assets has taken place.

                          LEISUREPLANET HOLDINGS, LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998



2.   SUMMARY OF ACCOUNTING POLICIES (continued)

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

       The resultant translation adjustments are reported in the component of stockholders' investment designated as a "Foreign currency translation adjustments".

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

       Fair value of financial instruments
       As at September 30, 1999, the carrying value of accounts receivable, accounts payable and investments approximate their fair value. The carrying value of long term debt approximates fair value, as the debt, other than convertible debentures, interest rates are keyed to the prime lending rate. The convertible debentures are believed to approximate fair market.

                          LEISUREPLANET HOLDINGS, LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


2.     SUMMARY OF ACCOUNTING POLICIES (continued)

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

       Recently issued accounting standards
       In June 1998, the FASB adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivatives gains and losses to offset related results on the hedged item in the income statement and requires that the company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company believes that the future adoption of this statement will not have a significant impact on the results of operations or financial position of the Company.


3.     INVENTORIES



       Inventories consist of the following:

       ----------------------------------------------------------------------------------------------------------------------
                                                                                            September 30,           June 30,
                                                                                                     1999               1999
                                                                                                        $                  $

       ----------------------------------------------------------------------------------------------------------------------
       Finished goods                                                                           4,879,739          4,655,361
       Work in progress                                                                           382,324            587,544
       Raw materials and ingredients                                                            3,449,293          2,983,298
       Supplies                                                                                 1,037,155          1,066,595
                                                                                                ---------          ---------
       ----------------------------------------------------------------------------------------------------------------------
       Inventories (Gross)                                                                      9,784,511          9,292,798
              Less:          Valuation allowances                                               (147,656)          (140,223)
                                                                                                ---------          ---------
       ----------------------------------------------------------------------------------------------------------------------
       Inventories (Net)                                                                        9,600,855          9,152,575
                                                                                                =========          =========
       ----------------------------------------------------------------------------------------------------------------------


                          LEISUREPLANET HOLDINGS, LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998



4.   DISCONTINUED OPERATIONS

     During the previous fiscal year, the Company discontinued its operations in the Industrial manufacturing and Packaging business segments in order to concentrate all of its efforts on its core operations of Lifestyle enhancing products and Internet travel related businesses.

     The businesses disposed of, or where the operations have ceased are as follows:


     The following summarizes the results of the discontinued operations:



     ---------------------------------------------------------------------------------------------------- --------------------
                                                                                                          Three months ended
                                                                                                             September 30,
                                                                                                                 1998
                                                                                                                   $
     ---------------------------------------------------------------------------------------------------- --------------------

     Revenue                                                                                                   6,007,756
     Cost of sales                                                                                            (4,427,289)
     Selling, general and administrative                                                                      (2,833,159)
                                                                                                          ---------------
     Operating (loss)/income                                                                                  (1,252,692)
     Other income                                                                                                 22,426
     Interest expense                                                                                           (250,111)
                                                                                                          ---------------
     (Loss)/income before income taxes and minority interests                                                 (1,480,377)
     Provision for taxes on income                                                                               (25,773)
                                                                                                          ---------------
     Net (loss)/income from discontinued operations                                                           (1,506,150)
                                                                                                          ---------------
     ---------------------------------------------------------------------------------------------------- --------------------



     Interest expense represents the actual interest costs incurred by the discontinued operations.


5.   LOSS/EARNINGS PER SHARE

     Loss per share data is calculated as follows:

     ----------------------------------------------------------------- ----------------- ------------------ ------------------
     Basic loss per share for the three months ended September 30,
     1999
     Net loss available to common stockholders                                                                    (2,833,436)
                                                                                                                  -----------
     ----------------------------------------------------------------- ----------------- ------------------ ------------------
                                                                                 Shares        Fraction of   Weighted average
     Dates outstanding                                                      outstanding             period             shares
     ----------------------------------------------------------------- ----------------- ------------------ ------------------
     July 1, 1999                                                             6,329,731               1.00          6,329,731
     July 1, 1999 to September 30, 1999
              Options converted to shares during the quarter                     80,000               0.50             40,000
              Debentures converted into shares during the quarter                16,500               0.50              8,250
                                                                                 ------                                 -----
     ----------------------------------------------------------------- ----------------- ------------------ ------------------
     Weighted average shares                                                  6,426,231                             6,377,981
                                                                              =========                             =========
     ----------------------------------------------------------------- ----------------- ------------------ ------------------


                          LEISUREPLANET HOLDINGS, LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


5.   LOSS PER SHARE (continued)



     ----------------------------------------------------------------- ----------------- ------------------ ------------------

     Basic loss per share for the three months ended September 30,                                                          $
     1998

     Net loss available to common stockholders from continuing
     operations                                                                                                       390,011
     Net loss available to common stockholders from discontinued
     operations                                                                                                   (1,506,150)
                                                                                                                  -----------
     Total net loss                                                                                               (1,116,139)
                                                                                                                  ===========
     ----------------------------------------------------------------- ----------------- ------------------ ------------------

                                                                                 Shares        Fraction of   Weighted average
     Dates outstanding                                                      outstanding             period             shares
     ----------------------------------------------------------------- ----------------- ------------------ ------------------

     July 1, 1998                                                             7,472,324               1.00          7,472,324
     July 1, 1998 to September 30, 1998
              Additional purchase price payments                                242,684               0.10              2,638
              Debentures converted into shares during the year                  122,700               0.90            109,363
                                                                                -------                               -------
     ----------------------------------------------------------------- ----------------- ------------------ ------------------
     Weighted average shares                                                  7,837,708                             7,584,325
                                                                              =========                             =========
     ----------------------------------------------------------------- ----------------- ------------------ ------------------
     Diluted loss per share for the three months ended September 30,
     1999

     Net loss available to common stockholders                                                                    (2,833,436)
     Add impact of assumed conversions                                                                                621,059
     ----------------------------------------------------------------- ----------------- ------------------ ------------------
     Adjusted net loss                                                                                            (2,212,377)
     ----------------------------------------------------------------- ----------------- ------------------ ------------------
     Weighted average shares                                                                                        6,377,981
     Warrants and options not yet exercised                                                                           280,198
     9% convertible debentures                                                                                        740,916
     Increasing rate debentures                                                                                     1,578,947
                                                                                                                    ---------
     ----------------------------------------------------------------- ----------------- ------------------ ------------------
     Adjusted weighted average shares                                                                               8,978,042
     ----------------------------------------------------------------- ----------------- ------------------ ------------------

     The adjusted weighted average number of shares and the adjusted net loss available to common stockholders has not been taken into account as the result achieved is anti-dilutive.

     ----------------------------------------------------------------- ----------------- ------------------ ------------------
     Diluted loss per share for the three months ended September 30,                                                        $
     1998

     Net loss available to common stockholders from continuing
     operations                                                                                                       390,011
     Add impact of assumed conversions                                                                                336,863
                                                                                                                      726,874
     Net loss available to common stockholders from discontinued
     operations                                                                                                   (1,506,150)
     ----------------------------------------------------------------- ----------------- ------------------ ------------------
     Adjusted net loss                                                                                              (779,276)
     ----------------------------------------------------------------- ----------------- ------------------ ------------------
     Weighted average shares                                                                                        7,584,325
     9% convertible debentures                                                                                      1,055,954
     Increasing rate debentures                                                                                     1,578,947
                                                                                                                    ---------
     ----------------------------------------------------------------- ----------------- ------------------ ------------------
     Adjusted weighted average shares                                                                              10,219,226
     ----------------------------------------------------------------- ----------------- ------------------ ------------------


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND HISTORY

The Company was incorporated in September 1995 with the intention of actively pursuing acquisitions fitting a pre-defined investment strategy. Prior to the acquisition of LPI Limited, the broad strategy followed in all investment decisions was as follows:

Revenue is to be within the range of $5 Million - $50 Million.

Net income must yield a sustainable above average return on investment.

Growth in revenue must be above average and must be sustainable over the medium term.

The target must operate in one of the pre-defined industry sectors identified by management.

The Company holds, through its South African subsidiary, First South African Holdings (Pty) Ltd, nine South African subsidiaries that have met the acquisition criteria identified above. In addition, the Company acquired an 81% stake in LPI Limited, an Internet travel company, effective January 1, 1999. Our subsidiaries are listed below and are engaged in the following industry segments:

         Internet and e commerce related businesses

         LPI Limited

         Lifestyle products

         Food division
         Piemans Pantry
         Astoria Bakery
         Seemann's Quality Meat Products
         Gull Foods
         Fifers Bakery

         Leisure division
         SA Leisure
         Galactex Outdoor
         Republic Umbrella
         Tradewinds

SOUTH AFRICAN OPERATIONS

As the Company's results are reported in US Dollars, but revenues are primarily generated in South African Rand, the South African inflation rate and the depreciation of the South African Rand against the US Dollar are important to the understanding of the Company's results.

In broad terms, if the deterioration of the Rand is in excess of the South African inflation rate, then the Company would need to generate South African revenue in excess of the South African inflation rate to maintain US Dollar parity.

The average rate for the South African Rand against the US Dollar for the period presented in this report is as follows:



-----------------------------------------------------------------------------------------------------------
                                                            Three months ended      Three months ended
                                                            September 30, 1999      September 30, 1999
-----------------------------------------------------------------------------------------------------------
Rate of exchange vs $1                                               6.07                  6.14
-----------------------------------------------------------------------------------------------------------
Appreciation                                                         1.1%
-----------------------------------------------------------------------------------------------------------


The annual rate of inflation in South Africa for the year ended September 30, 1999 was approximately 1.9%


RESULTS OF OPERATIONS


Three months ended September 30, 1999 as compared to three months ended September 30, 1998


Revenues

Revenues for the three months ended September 30, 1999 increased by $3.465 Million or 18.0% to $22.722 Million as compared to $19.257 Million for the three months ended September 30, 1998.

This revenue is primarily derived from the Lifestyle enhancing business segment which has improved revenue 17% in South African Rand terms after factoring out the effects of the improvement in the currency over the respective quarters, which is significantly better than inflation. This growth in revenue can be attributed to increased market share in the South African market as well as a significant improvement in exports to European destinations.

Cost of goods sold

Cost of goods sold has increased as a percentage of revenues from 62% to 66.8 %. This reflects a slight improvement over the fiscal year ended result of 69%. Generally, two operations in the Lifestyle enhancing business sector have experienced difficulties during the current fiscal year, which resulted in lower than anticipated margins being achieved. Corrective action is being taken to address the margin deficiencies.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 1999 increased by $2.32 Million or 42% to $7.829 Million as compared to $5.511 Million for the three months ended September 30, 1998. This increase takes into account the operating expenses of our Internet travel related subsidiary which was acquired effective January 1, 1999.


Amortization of intangibles

Amortization of intangibles increased from $0.28 Million for the three months ended September 30, 1998 to $0.48 Million for the three months ended September 30, 1999. This increase is primarily due to the fact that the additional purchase price payments made at the end of fiscal 1999 under the Company's various acquisition agreements have been allocated to intangibles and therefore have been amortized.


Depreciation

Depreciation increased from $0.44 Million for the three months ended September 30, 1998 to $0.89 Million for the three months ended September 30, 1999. This increase is primarily due to the depreciation of computer equipment in the Internet travel related business acquired effective January 1, 1999.


Interest expense/(income)

Interest expense of $0.2 Million for the three months ended September 30, 1999 has decreased by $0.35 Million from an interest income of $0.14 Million for the three months ended September 30, 1998. This decrease is primarily due to a reduction in the interest rate earned on cash balances coupled with lower cash balances than in the prior year.


Provision for taxes on income

Our income tax provision increased from $0.49 Million for the three months ended September 30, 1998 to $0.55 Million for the three months ended September 30, 1999. This increase is after accounting for the decrease in the South African tax rate from 35% to 30% during fiscal 1999. The taxation charge represents the taxation charge incurred by the Lifestyle enhancing business segment, which has reflected increased taxable income over the comparative period in the prior quarter. South African tax law does not permit the losses incurred in the internet travel related business and the corporate head office to be offset against the taxable income of the Lifestyle enhancing business segment.


Loss from discontinued operations

The loss resulted from the discontinuance of our industrial products and packaging business segments. We decided to discontinue these segments during fiscal 1999 year as their performance was below average and these businesses were considered as non-core to the group.

Minority interest in consolidated subsidiary companies

The minority interest in our subsidiaries increased from $0.41 Million for the three months ended September 30, 1998 to $0.63 Million for the three months ended September 30, 1999. This increase was primarily due to a decrease in our shareholdings of First Lifestyle Holdings Limited during fiscal 1999 from 67% to approximately 51.5%.

Net (loss)/income

As a result of the above, the Company has achieved a loss of $2.833 Million as compared to a loss of $1.116 Million for the comparative quarter in the prior year.

The Internet travel related business is undergoing extensive development and presently does not generate significant revenues, thereby contributing a significant proportion of the quarter's loss. These losses are expected to continue for the foreseeable future.


Financial condition, liquidity and capital resources

Cash decreased by $3.278 Million from $20.813 Million to $17.536 Million. The decrease is primarily a result of the funding required for the Internet travel related business.

Working capital decreased by $0.290 Million to $27.988 Million at September 30, 1999 from $28.278 Million at September 30, 1998.

At September 30, 1999, the Company had borrowings of $34.882 Million which has increased from $33.598 Million. This includes $10 Million owing to the minority shareholders of LPI Limited as loan funds. The increase in borrowings arose primarily to fund the acquisition of assets and an increase in the capital redemption reserve fund of $0.28 Million during the quarter.

Operations for the three months ended September 30, 1999, excluding non-cash charges, resulted in the utilization of $2.643 Million, primarily in the Internet travel related business. Investing activities undertaken by the group resulted in the utilization of an additional $0.86 Million during the year. This included the acquisition of property, plant and equipment of $0.88 Million.

Future commitments

Under the Company's various acquisition agreements, the Company anticipates having to spend approximately $1.07 Million in cash for its contingent payments over the next 12 months, as well as approximately $0.6 Million in stock. The Company anticipates that this cash and operating cash flows will be sufficient to fully fund these payments as well as fund the capital expenditures for its various operations. Excess cash, if any, will also be utilized to fund additional acquisitions. The Company anticipates that any longer term contingent acquisition payments will be funded out of operating cash flows of the acquired entities.

The Company's operating subsidiaries generally collect their receivables within 65 days to 90 days and reserve approximately 3% for doubtful accounts. Historically, the Company's operating and capital needs have been met by internal cash flow and outside bank borrowing. It is management's belief that capital expenditures for the foreseeable future can continue to be met by internal cash flow and bank borrowing.

The Company will be required to incur additional indebtedness or equity financing in connection with the funding of LPI Limited, until such time as LPI Limited is able to sustain its own infrastructure costs. The Company will also be required to incur additional indebtedness or equity financing to fund future acquisitions. There is no assurance that the Company will be able to incur additional indebtedness or raise additional equity to fund LPI Limited or to finance future acquisitions on terms acceptable to management, if at all.

LPI Limited currently incurs operational losses of approximately $1.0 Million per month with minimal revenues being realized, due to the nature and stage of growth of the business and the Internet travel related industry. These costs are expected to increase over the following few months. These operational losses which are being generated by LPI Limited need to be funded by further injections of capital for which there is no assurance that the Company will be able to secure.

Quantitative and qualitative disclosures about market risk

The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The Company does however recognize market risk from interest rate, foreign currency exchange and commodity price exposure.

Interest rate risk

At September 30, 1999 approximately $3.8 Million of the Company's long term debt, specifically the borrowings in First Lifestyle Holdings Limited, bear interest at variable rates. Similarly the cash resources of the Company earn interest at variable rates. Accordingly, the Company's net income and after tax cash flows are affected by fluctuations in interest rates. Assuming the current level of cash resources and borrowings at variable interest rates and assuming a two percentage point decrease in the average interest rate under these borrowings and cash resources, it is estimated that the net effect on interest would be a reduction in interest earned of $330,000, resulting in a reduction in the Company's net income and after tax cash flow of $231,000. Any adverse changes in interest rates would likely result in management taking action to mitigate the Company's exposure. However, due to the uncertainty of the actions that management would take and their possible effects, this analysis assumes no action is taken. There are also no assurances that decrease or increases in interest rates will not exceed possible projections.

Foreign currency risk

The primary operations of the Company are based in South Africa and most of the economic activity of the Company is denominated in South African Rands. This exposes the Company to market risk with respect to fluctuations in the relative value of the South African Rand against the US Dollar. Certain of this risk is covered through the purchase of foreign exchange contracts.

Commodity price risk

The Lifestyle enhancing products segment of the Company makes use of several commodity products.

Processed foods
The main ingredient in many of the processed food products manufactured by the Company includes raw produce such as meat, potatoes, vegetables and other staple products. These food groups are commodities whose prices are largely dependent on supply and demand. The supply of these products is also dependent on environmental factors such as weather conditions and rainfall patterns. While these price fluctuations will impact on the input cost of the products produced, these are not expected to have a material impact on the profitability of the Company due to the pass through of commodity price increases to customers.

Leisure products
The Leisure products side of the Company makes use of processed raw materials such as polypropylene, as well as natural resources such as timber. The price of polypropylene is determined on an import parity basis in South Africa, which means that worldwide surpluses and shortages are factored into the product pricing. This results in fluctuations of the price of this material from time to time. These price fluctuations impact the per unit input cost of the products produced. Management therefore mitigates this risk by entering into pricing agreements with suppliers to limit the effects of any adverse movements in the commodity price.

Timber as a natural resource is subject to sustainability requirements and is also dependent on environmental factors such as weather conditions and rainfall patterns. The price of timber may fluctuate depending on supply and demand which has an impact on the input price of our products produced. In order to mitigate this risk management enter into supply arrangements with suppliers wherever possible, including pricing terms. In addition, raw material input prices may be passed onto customers where the factors governing such price fluctuations are outside of the control of the Company.

Year 2000

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

The costs incurred to date have typically been to replace aging hardware, which has not amounted to material amounts and were already provided for in general capital expenditure budgets and to upgrade the existing purchased software. In each case upgrades are available from the software suppliers who certify Year 2000 compliance. The costs incurred on the software upgrades have not being material to date.

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

Where possible, alternative sources of supply have been identified, should there be a significant disruption from one of our suppliers. However, there are significant suppliers within the group which are sole suppliers. We are unable to cover this risk sufficiently; therefore we are attempting to the best of our ability to assess the state of readiness of these suppliers.

                           PART II - OTHER INFORMATION

ITEM 6:  Exhibits and Reports on Form 8-K

                  (a)      Exhibit

                           27.1     Financial Data Schedule


                  (b) Reports on Form 8-K filed during  quarter ended  September
                      30, 1999:

                           None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 12, 1999

                                 LEISUREPLANET HOLDINGS, LTD.


                                 /s/ Clive Kabatznik
                                    -------------------------------
                                     Clive Kabatznik
                                     Chief Executive Officer, President
                                     and Chief Financial Officer