Form 10-Q
period 1999-12-31
LEISUREPLANET HOLDINGS LTD
filed 2000-02-14
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1999

                                                        OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________to ______________


                         Commission file number 0-27494
                                                -------

                          LEISUREPLANET HOLDINGS, LTD.
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

The number of shares of common stock outstanding as of February 11, 2000 was 8,027,359.

                          LEISUREPLANET HOLDINGS, LTD.

                FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1999



         PART I - FINANCIAL INFORMATION

ITEM 1         Unaudited Consolidated Balance Sheets at December 31, 1999 an
               June 30, 1999

               Unaudited Consolidated Statements of Income/(loss) and Comprehensive Income/(loss) for the three and six months ended December 31, 1999 and 1998

               Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 1999, 1998

               Unaudited Consolidated Statement of Changes in Stockholders Investment for the period June 30, 1999 to December 31, 1999

               Notes to the Unaudited Consolidated Financial Statements for the six months ended December 31, 1999 and 1998


ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3         Quantitative and Qualitative Disclosures About Market Risk


         PART II - OTHER INFORMATION

ITEM 6         Exhibits and Reports on 8-K

         SIGNATURES

                          LEISUREPLANET HOLDINGS, LTD.

                           CONSOLIDATED BALANCE SHEETS


----------------------------------------------------------------------------------------------------------------------------
                                     ASSETS
------------------------------------------------------------------------------------ -------------------- ------------------
                                                                                            DECEMBER 31,           JUNE 30,
                                                                                                    1999               1999
                                                                                                       $                  $
------------------------------------------------------------------------------------ -------------------- ------------------
CURRENT ASSETS
     Cash on hand                                                                             48,048,435         20,813,301
     Trade accounts receivable                                                                22,562,978         13,388,561
     Less: Allowances for bad debts                                                            (390,081)          (443,172)
                                                                                               ---------          ---------
                                                                                              22,172,897         12,945,389
------------------------------------------------------------------------------------ -------------------- ------------------
     Inventories (net)                                                                         9,751,657          9,152,575
     Prepaid expenses and other current assets                                                 4,433,187          5,236,587
     Deferred income taxes                                                                             -             539,884
                                                                                              ----------            -------
------------------------------------------------------------------------------------ -------------------- ------------------
              TOTAL CURRENT ASSETS                                                            84,406,176         48,687,736
------------------------------------------------------------------------------------ -------------------- ------------------
Property, plant and equipment                                                                 33,677,625         30,777,399
Less: Accumulated depreciation                                                              (12,795,614)       (11,488,982)
                                                                                            ------------       ------------
                                                                                              20,882,011         19,288,417
------------------------------------------------------------------------------------ -------------------- ------------------
Intangible assets (net)                                                                       29,037,644         34,024,745
Deferred charges (net)                                                                           557,494            868,944
Other assets                                                                                      33,279             33,988
                                                                                              ----------       ------------
------------------------------------------------------------------------------------ -------------------- ------------------
                                                                                             134,916,604        102,903,830
------------------------------------------------------------------------------------ -------------------- ------------------
----------------------------------------------------------------------------------------------------------------------------
                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
------------------------------------------------------------------------------------ -------------------- ------------------
CURRENT LIABILITIES
     Bank overdraft payable                                                                    1,656,886                  -
     Current portion of long term debt                                                         1,091,651          3,088,435
     Trade accounts payable                                                                   15,089,201          9,058,811
     Other provisions and accruals                                                             4,775,239          4,618,283
     Dividends payable                                                                             3,149          1,870,959
     Other taxes payable                                                                         773,061            558,669
     Income taxes payable                                                                        677,353          1,214,292
                                                                                               ---------          ---------
------------------------------------------------------------------------------------ -------------------- ------------------
              TOTAL CURRENT LIABILITIES                                                       24,066,540         20,409,449
------------------------------------------------------------------------------------ -------------------- ------------------
Long term debt                                                                                26,975,647         33,598,244
Deferred income taxes                                                                          1,528,094          1,551,724
                                                                                               ---------          ---------
------------------------------------------------------------------------------------ -------------------- ------------------
                                                                                              52,570,281         55,559,417
------------------------------------------------------------------------------------ -------------------- ------------------
Minority stockholders investment                                                              43,962,569         32,198,314
------------------------------------------------------------------------------------ -------------------- ------------------
FSAH mandatory redeemable preferred stock                                                      9,891,197          9,891,197
------------------------------------------------------------------------------------ -------------------- ------------------
STOCKHOLDERS INVESTMENT
Capital stock:
     A class common stock, $0.01 par value - authorized 23,000,000 shares, issued
and outstanding 7,905,947 shares (1998: 5,383,142 shares)                                         79,059             53,832

     B class common stock, $0.01 par value - authorized 2,000,000 shares, issued
and outstanding 946,589 shares (1998: 946,589 shares)                                              9,466              9,466

     FSAH B class common stock, R0.001 par value - authorized 10,000,000 shares,
issued and outstanding 2,671,066 shares (1998: 2,550,466 shares)                                     599                580

     Preferred stock, $0.01 par value - authorized 5,000,000 shares, issued and
outstanding nil shares                                                                                 -                  -

     Capital in excess of par                                                                 45,600,871         22,971,261
------------------------------------------------------------------------------------ -------------------- ------------------
Retained (loss)/earnings                                                                     (1,331,710)        (3,084,700)
                                                                                             -----------        -----------
------------------------------------------------------------------------------------ -------------------- ------------------
                                                                                              44,358,285         19,950,439
------------------------------------------------------------------------------------ -------------------- ------------------
Foreign currency translation adjustments                                                    (15,865,728)       (14,695,537)
                                                                                            ------------       ------------
------------------------------------------------------------------------------------ -------------------- ------------------
                                                                                             28,492,557           5,254,902
                                                                                             -----------          ---------
------------------------------------------------------------------------------------ -------------------- ------------------
                                                                                             134,916,604        102,903,830
------------------------------------------------------------------------------------ -------------------- ------------------


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



                                           LEISUREPLANET HOLDINGS, LTD.


                     CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

                                      FOR THE THREE MONTHS ENDED DECEMBER 31,


------------------------------------------------------------------------------------- --------------- ----------------
                                                                                                1999             1998
                                                                                                             RESTATED
                                                                                                   $                $
------------------------------------------------------------------------------------- --------------- ----------------
Revenues                                                                                  30,055,350       26,054,480
                                                                                          ----------       ----------
------------------------------------------------------------------------------------- --------------- ----------------
Operating expenses
     Cost of sales                                                                        19,587,667       15,609,329
     Selling, general and administrative costs                                             9,544,939        8,017,917
     Loss on sale of investment in First SA Lifestyle Holdings Limited                             -        1,094,190
     Amortization of intangibles                                                             435,020           281580
     Depreciation                                                                          1,061,980          894,642
                                                                                          ----------       ----------
                                                                                          30,629,606       25,897,658
------------------------------------------------------------------------------------- --------------- ----------------
Operating (loss)/income                                                                    (574,256)          156,822
------------------------------------------------------------------------------------- --------------- ----------------
Other income                                                                               6,867,317           75,123
Interest (expense)/income                                                                  (298,104)          175,254
                                                                                           ---------          -------
------------------------------------------------------------------------------------- --------------- ----------------
Income from consolidated companies before income taxes and minority interests              5,994,957          407,199
Provision for taxes on income                                                            (1,347,937)        (859,032)
                                                                                         -----------        ---------
------------------------------------------------------------------------------------- --------------- ----------------
Income/(loss)from continuing operations before minority interests                          4,647,020        (451,833)
Minority interest in consolidated subsidiary companies                                     (104,843)      (1,102,264)
                                                                                           ---------      -----------
------------------------------------------------------------------------------------- --------------- ----------------
Income from continuing operations                                                          4,542,177      (1,554,097)
Income from discontinued operations                                                                -          578,723
                                                                                           ---------       ----------
------------------------------------------------------------------------------------- --------------- ----------------
Net Income/(loss)                                                                          4,542,177        (975,374)
Other comprehensive (loss)/income:
     Foreign currency translation adjustments                                            (1,688,732)          182,971
                                                                                         -----------  -       -------
------------------------------------------------------------------------------------- --------------- ----------------
Comprehensive income/(loss)                                                                2,853,445        (792,403)
                                                                                           ---------        ---------
------------------------------------------------------------------------------------- --------------- ----------------
Basic earnings/(loss) per share from continuing operations                                     $0.63          ($0.25)
Basic earnings per share from discontinued operations                                              -            $0.09
                                                                                               -----            -----
------------------------------------------------------------------------------------- --------------- ----------------
Total basic earnings/(loss) per share                                                          $0.63          ($0.16)
                                                                                               -----          -------
------------------------------------------------------------------------------------- --------------- ----------------
Diluted earnings/(loss) per share from continuing operations                                   $0.49          ($0.25)
Diluted earnings per share from discontinued operations                                            -            $0.09
                                                                                               -----            -----
------------------------------------------------------------------------------------- --------------- ----------------
Total diluted earnings/(loss) per share                                                        $0.49          ($0.16)
                                                                                               -----          -------
------------------------------------------------------------------------------------- --------------- ----------------

*    Additional shares were not considered in the prior year as the result would be anti-dilutive


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS




                                          LEISUREPLANET HOLDINGS, LTD.

                     CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

                                       FOR THE SIX MONTHS ENDED DECEMBER 31,


-------------------------------------------------------------------------------------- -------------- ---------------
                                                                                                1999            1998
                                                                                                            RESTATED
                                                                                                   $               $
-------------------------------------------------------------------------------------- -------------- ---------------
Revenues                                                                                  52,777,288     45,311,600
                                                                                          ----------     ----------
-------------------------------------------------------------------------------------- -------------- ---------------
Operating expenses
     Cost of sales                                                                        34,755,179     27,541,911
     Selling, general and administrative costs                                            17,374,054     13,529,643
     Loss on sale of investment in First SA Lifestyle Holdings Limited                          -         1,094,190
        Amortization of intangibles                                                           19,381        563,160
     Depreciation                                                                          1,950,272      1,338,414
                                                                                          ----------      ---------
                                                                                          54,998,886     44,067,318
-------------------------------------------------------------------------------------- -------------- ---------------
Operating (loss)/income                                                                  (2,221,598)      1,244,282
-------------------------------------------------------------------------------------- -------------- ---------------
Other income                                                                               7,076,799        139,906
Interest (expense)/income                                                                  (508,865)        318,829
                                                                                           ---------        -------
-------------------------------------------------------------------------------------- -------------- ---------------
Income from consolidated companies before income taxes and minority interests              4,346,336      1,703,017
Provision for taxes on income                                                            (1,902,325)    (1,353,428)
                                                                                         -----------    -----------
-------------------------------------------------------------------------------------- -------------- ---------------
Income from continuing operations before minority interests                                2,444,011        349,589
Minority interest in consolidated subsidiary companies                                     (735,272)    (1,513,675)
                                                                                           ---------    -----------
-------------------------------------------------------------------------------------- -------------- ---------------
Income/(loss) from continuing operations                                                   1,708,739    (1,164,086)
Loss from discontinued operations                                                                  -      (927,427)
                                                                                           ---------      ---------
-------------------------------------------------------------------------------------- -------------- ---------------
Net Income/(loss)                                                                          1,708,739    (2,091,513)
Other comprehensive (loss)/income:
     Foreign currency translation adjustments                                            (1,170,191)      1,142,214
                                                                                         -----------      ---------
-------------------------------------------------------------------------------------- -------------- ---------------
Comprehensive income/(loss)                                                                  538,548      (953,299)
                                                                                             -------      ----------
-------------------------------------------------------------------------------------- -------------- ---------------
Basic earnings/(loss) per share from continuing operations                                     $0.25        ($0.17)
Basic loss per share from discontinued operations                                                  -        ($0.13)
                                                                                               -----        -------
-------------------------------------------------------------------------------------- -------------- ---------------
Total basic earnings/(loss) per share                                                          $0.25        ($0.30)
                                                                                               -----        -------
-------------------------------------------------------------------------------------- -------------- ---------------
Diluted earnings/(loss) per share from continuing operations                                   $0.25        ($0.17)
Diluted loss per share from discontinued operations                                                -        ($0.13)
                                                                                               -----        -------
-------------------------------------------------------------------------------------- -------------- ---------------
Total diluted earnings/(loss) per share                                                        $0.25        ($0.30)
                                                                                               -----        -------
-------------------------------------------------------------------------------------- -------------- ---------------

*    Additional shares were not considered as the result would be anti-dilutive



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



                          LEISUREPLANET HOLDINGS, LTD.

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED


---------------------------------------------------------------------------------------- ------------------ ------------------
                                                                                              DECEMBER 31,       DECEMBER 31,
                                                                                                      1999               1998
                                                                                                                     RESTATED
                                                                                                         $                  $
---------------------------------------------------------------------------------------- ------------------ ------------------
Cash flows from operating activities:
        Net Income/(loss)                                                                        1,708,739        (2,091,513)
        Loss from discontinued operations                                                                -            927,427
                                                                                                 ---------        -----------
        Loss from continuing operations                                                          1,708,739        (1,164,086)
        Adjustments to reconcile loss to net cash (utilized)/generated by operating activities:
               Depreciation and amortization                                                     2,869,653          1,901,574
               Deferred income taxes                                                               539,304            162,897
               Net loss on sale of assets                                                           68,729                  -
               Net gain on sale of subsidiary                                                            -          (384,919)
               Net loss on debenture redemption                                                          -            282,359
               Net loss/(gain) on transactions with minorities                                (10,869,556)            247,365
               Effect of changes in current assets and current   liabilities                   (5,272,764)        (5,660,833)
               Minority interest in consolidated subsidiary companies                              735,272          1,513,675
               Creation of debenture redemption reserve fund                                       562,500            281,250
                                                                                                   -------            -------
---------------------------------------------------------------------------------------- ------------------ ------------------
Net cash (utilized)/generated by continuing operating activities                               (9,658,123)        (2,820,718)
Net cash utilized by discontinued operations                                                             -          (927,427)
                                                                                                ----------          ---------
---------------------------------------------------------------------------------------- ------------------ ------------------
Net cash utilized by operating activities                                                      (9,658,123)        (3,748,145)
---------------------------------------------------------------------------------------- ------------------ ------------------
Cash flows from investing activities:
        Proceeds on minority shares issued in LPI Limited                                       20,844,442                  -
        Proceeds on minority shares issued in First Lifestyle Holdings Limited                      16,645                  -
        Proceeds on First Lifestyle Holdings shares sold                                           437,773          4,559,222
        Additional intangibles acquired                                                          (493,073)                  -
        Additions to property, plant and equipment                                             (4,004,673)        (1,818,244)
        Proceeds on disposal of property, plant and equipment                                        9,065            767,629
        Additional purchase price payments                                                               -        (2,085,313)
        Other assets acquired                                                                            -           (89,019)
        Proceeds on disposal of subsidiary (Net of cash of $10,562)                                      -             48,262
                                                                                                  --------         ----------
---------------------------------------------------------------------------------------- ------------------ ------------------
Net cash realized by/(used in) investing activities                                             16,810,179          1,382,537
---------------------------------------------------------------------------------------- ------------------ ------------------
---------------------------------------------------------------------------------------- ------------------ ------------------
Cash flows from financing activities:
        Net borrowings in bank overdrafts                                                       1,665,575           2,004,268
        (Repayments)/borrowings in long term debt                                                 (36,915)          1,493,164
        Redemption of debentures                                                                         -        (2,733,910)
        Repayments of short term debt                                                          (1,945,223)        (1,158,727)
        Proceeds/(redemption)on stock issues                                                   20,576,253         (2,088,674)
                                                                                                ----------        -----------
---------------------------------------------------------------------------------------- ------------------ ------------------
Net cash provided in financing activities                                                       20,259,690        (2,438,879)
---------------------------------------------------------------------------------------- ------------------ ------------------
Effect of exchange rate changes on cash                                                          (176,612)          1,548,700
                                                                                                 ---------          ---------
---------------------------------------------------------------------------------------- ------------------ ------------------
Cash generated/(utilized) by operations                                                         27,235,134        (3,255,787)
Cash on hand at beginning of period                                                             20,813,301         17,948,991
                                                                                                ----------         ----------
---------------------------------------------------------------------------------------- ------------------ ------------------
Cash on hand at end of period                                                                   48,048,435         14,693,204
                                                                                                ==========         ==========
---------------------------------------------------------------------------------------- ------------------ ------------------





SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                          LEISUREPLANET HOLDINGS, LTD.


          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' INVESTMENT


-------------------------------------------------------------------------------------------------------------------------------
                                                                                                              OTHER
                                FIRST SOUTH LEISUREPLANET LEISUREPLANET                             S COMPREHENSIVE
                                    AFRICAN     HOLDINGS,     HOLDINGS,                               (LOSS)/INCOME
                                   HOLDINGS          LTD.          LTD.                                    (FOREIGN
                                    B CLASS       A CLASS       B CLASS    CAPITAL IN                      CURRENCY
                                     COMMON        COMMON        COMMON     EXCESS OF      RETAINED     TRANSLATION      TOTAL
                                      STOCK         STOCK         STOCK           PAR (LOSS)/EARNING   ADJUSTMENTS)
                                  --------$    ---------$    ---------$   ----------$  -----------$     ----------$          $
-------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1999                580        53,832         9,466    22,971,261   (3,084,700)    (14,695,537)  5,254,902
-------------------------------------------------------------------------------------------------------------------------------
Options exercised                         -           800             -       159,200             -               -    160,000
-------------------------------------------------------------------------------------------------------------------------------
Debentures converted                      -           165             -        98,835             -               -     99,000
-------------------------------------------------------------------------------------------------------------------------------
Share issue expenses written              -             -             -      (25,092)             -               -   (25,092)
off
-------------------------------------------------------------------------------------------------------------------------------
Net loss                                  -             -             -             -   (2,833,436)               - (2,833,436)
-------------------------------------------------------------------------------------------------------------------------------
Translation difference                    -             -             -             -             -         518,541    518,541
                                      -----         -----         -----         -----         -----         ------- ----------
-------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999           580        54,797         9,466    23,204,204   (5,918,136)    (14,176,996)  3,173,915
-------------------------------------------------------------------------------------------------------------------------------
Options exercised                         -           255             -       120,870             -               -    121,125
-------------------------------------------------------------------------------------------------------------------------------
Debentures converted                      -         3,585             -     2,147,409             -               -  2,150,994
-------------------------------------------------------------------------------------------------------------------------------
A warrants exercised                      -           724             -       476,626             -               -    477,350
-------------------------------------------------------------------------------------------------------------------------------
Escrow shares issued                      -         5,905             -        (5,905             -               -          -
-------------------------------------------------------------------------------------------------------------------------------
New shares issued                         -        13,793             -    19,986,207             -               - 20,000,000
-------------------------------------------------------------------------------------------------------------------------------
FSAH B class shares issued               19             -             -       567,842             -                    567,861
-------------------------------------------------------------------------------------------------------------------------------
Share issue expenses incurred             -             -             -     (896,382)             -               -  (896,382)
-------------------------------------------------------------------------------------------------------------------------------
Net profit                                -             -             -             -     4,542,176               -  4,542,176
-------------------------------------------------------------------------------------------------------------------------------
Dividends reversed                        -             -             -             -        44,250               -     44,250
-------------------------------------------------------------------------------------------------------------------------------
Translation difference                    -           -               -             -             -     (1,688,732) (1,688,732)
                                     ------      ------          ------         -----         -----     -----------  ---------
-------------------------------------------------------------------------------------------------------------------------------
                                        599        79,059         9,466    45,600,871   (1,331,710)    (15,865,728) 28,492,557
                                        ===        ======         =====    ==========   ===========    ============ ==========
-------------------------------------------------------------------------------------------------------------------------------



                          LEISUREPLANET HOLDINGS, LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998



1.     ORGANIZATION AND PRINCIPAL ACTIVITIES OF THE GROUP

       Leisureplanet Holdings, Ltd.(formerly First South Africa Corp., Ltd.)(the "Company") was founded on September 6, 1995.The purpose of the Company is to acquire and operate South African companies and acquire and develop Internet related companies with an emphasis on European based e-commerce related businesses.

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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998



2.     SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

       FOREIGN CURRENCY TRANSLATION
       The functional currency of the underlying companies in the Lifestyle enhancing segment is that of the South African Rand. Accordingly, the following rates of exchange have been used for translation purposes:

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

       The resultant translation adjustments are reported in the component of stockholders' investment designated as "Foreign currency translation adjustments."

       FOREIGN ASSETS AND LIABILITIES
       Transactions in foreign currencies arise as a result of inventory purchases from foreign countries and intercompany funding transactions between the subsidiaries and the Company. Transactions in foreign currencies are accounted for at the rates ruling on transaction dates. Exchange gains and losses are charged to the income statement during the period in which they are incurred. Foreign assets and liabilities of the group which are not denominated in United States Dollars are converted into United States Dollars at the exchange rates ruling at the financial year end or at the rates of forward cover purchased. Forward cover is purchased to cover the currency exposure on foreign liabilities.

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

       FAIR VALUE OF FINANCIAL INSTRUMENTS
       As at December 31, 1999, the carrying value of accounts receivable, accounts payable and investments approximate their fair value. The carrying value of long term debt approximates fair value, as the debt, other than convertible debentures, interest rates are keyed to the prime lending rate. The convertible debentures are believed to approximate fair market.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

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

3.     INVENTORIES

       Inventories consist of the following:


       ------------------------------------------------------------- ---------------------- ---------------
                                                                              DECEMBER 31,        JUNE 30,
                                                                                      1999            1999
                                                                                         $               $
       ------------------------------------------------------------- ---------------------- ---------------
       Finished goods                                                            4,058,332       4,655,361
       Work in progress                                                            569,319         587,544
       Raw materials and ingredients                                             3,883,385       2,983,298
       Supplies                                                                  1,365,844       1,066,595
                                                                                 ---------       ---------
       ------------------------------------------------------------- ---------------------- ---------------
       Inventories (Gross)                                                       9,876,880       9,292,798
              Less:          Valuation allowances                                (125,223)       (140,223)
                                                                     -           ---------  --   ---------
       ------------------------------------------------------------- ---------------------- ---------------
       Inventories (Net)                                                         9,751,657       9,152,575
                                                                                 =========       =========
       ------------------------------------------------------------- ---------------------- ---------------

4.   DISCONTINUED OPERATIONS

     During the previous fiscal year, the Company discontinued its operations in the Industrial manufacturing and Packaging business segments in order to concentrate all of its efforts on its core operations of Lifestyle enhancing products and Internet travel related businesses.

5.   EARNINGS/(LOSS) PER SHARE

     Earnings/(loss) per share data is calculated as follows:

     ----------------------------------------------------------- ----------------- ------------- ---------------
     BASIC EARNINGS PER SHARE FOR THE THREE MONTHS ENDED
     DECEMBER 31, 1999
     Net income available to common stockholders                                                      4,542,177
                                                                                                      ---------
     ----------------------------------------------------------- ----------------- ------------- ---------------
                                                                           SHARES   FRACTION OF        WEIGHTED
     DATES OUTSTANDING                                                OUTSTANDING        PERIOD  AVERAGE SHARES
     ----------------------------------------------------------- ----------------- ------------- ---------------
     October 1, 1999                                                    6,426,231          1.00       6,426,231
     October 1, 1999 to December 31, 1999
              New shares issued during the quarter                      1,379,310          0.04          59,970
              Options converted to shares during the quarter               25,500          0.04           1,109
              Escrow shares issued during the quarter                     590,596          1.00         590,596
              A Warrants exercised during the quarter                      72,400          0.16          11,819
              Debentures converted into shares during the                 358,499          0.18          63,460
                                                                          -------          ----          ------
     quarter
     ----------------------------------------------------------- ----------------- ------------- ---------------
     WEIGHTED AVERAGE SHARES                                            8,852,536                     7,153,185
                                                                        =========                     =========
     ----------------------------------------------------------- ----------------- ------------- ---------------

     ----------------------------------------------------------- ----------------- ------------- ---------------
     BASIC EARNINGS PER SHARE FOR THE SIX MONTHS ENDED
     DECEMBER 31, 1999
     Net income available to common stockholders                                                      1,708,739
                                                                                                      ---------
     ----------------------------------------------------------- ----------------- ------------- ---------------
                                                                           SHARES   FRACTION OF        WEIGHTED
     DATES OUTSTANDING                                                OUTSTANDING        PERIOD  AVERAGE SHARES
     ----------------------------------------------------------- ----------------- ------------- ---------------
     July 1, 1999                                                       6,329,731          1.00       6,329,731
     July 1, 1999 to December 31, 1999
              New shares issued during the year                         1,379,310          0.02          29,985
              Options converted to shares during the year                 105,500          0.57          60,554
              Escrow shares issued during the year                        590,596          0.51         298,508
              A Warrants exercised during the year                         72,400          0.08           5,911
              Debentures converted into shares during the year            374,999          0.12          44,463
                                                                          -------          ----          ------
     ----------------------------------------------------------- ----------------- ------------- ---------------
     WEIGHTED AVERAGE SHARES                                            8,852,536                     6,769,152
                                                                        =========                     =========
     ----------------------------------------------------------- ----------------- ------------- ---------------

     ----------------------------------------------------------- ----------------- ------------- ---------------

     BASIC LOSS PER SHARE FOR THE THREE MONTHS ENDED DECEMBER
     31, 1998

     Net loss available to common stockholders from continuing
     operations                                                                                     (1,554,097)
     Net income available to common stockholders from
     discontinued operations                                                                            578,723
                                                                                                        -------
     Total net loss                                                                                   (975,374)
                                                                                                      ---------
     ----------------------------------------------------------- ----------------- ------------- ---------------

                                                                           SHARES   FRACTION OF        WEIGHTED
     DATES OUTSTANDING                                                OUTSTANDING        PERIOD  AVERAGE SHARES
     ----------------------------------------------------------- ----------------- ------------- ---------------

     October 1, 1998                                                    7,837,708          1.00       7,837,708
     October 1, 1998 to September 30, 1998
              Redemption of escrow shares                             (1,583,059)          1.00     (1,583,059)
                                                                      -----------                   -----------
     ----------------------------------------------------------- ----------------- ------------- ---------------
     WEIGHTED AVERAGE SHARES                                            6,254,649                     6,254,649
                                                                        =========                     =========
     ----------------------------------------------------------- ----------------- ------------- ---------------




                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998


5.   EARNINGS/(LOSS) PER SHARE (CONTINUED)

     ----------------------------------------------------------- ----------------- ------------- ---------------

     BASIC LOSS PER SHARE FOR THE SIX MONTHS ENDED DECEMBER
     31, 1998

     Net loss available to common stockholders from continuing
     operations                                                                                     (1,164,086)
     Net loss available to common stockholders from
     discontinued operations                                                                          (927,427)
                                                                                                      ---------
     Total net loss                                                                                 (2,095,513)
                                                                                                    -----------
     ----------------------------------------------------------- ----------------- ------------- ---------------

                                                                           SHARES   FRACTION OF        WEIGHTED
     DATES OUTSTANDING                                                OUTSTANDING        PERIOD  AVERAGE SHARES
     ----------------------------------------------------------- ----------------- ------------- ---------------

     July 1, 1998                                                       7,472,324          1.00       7,472,324
     July 1, 1998 to December 31, 1998
              Additional purchase price payments                          242,684          0.51         122,661
              Debentures converted into shares during the                 122,700          0.95         116,032
     year                                                             (1,583,059)          0.51       (800,134)
                                                                      -----------                     ---------
              Redemption of escrow shares during the quarter
     ----------------------------------------------------------- ----------------- ------------- ---------------
     WEIGHTED AVERAGE SHARES                                            7,072,892                     6,910,883
                                                                        =========                     =========
     ----------------------------------------------------------- ----------------- ------------- ---------------

     ----------------------------------------------------------- ----------------- ------------- ---------------
     DILUTED EARNINGS PER SHARE FOR THE THREE MONTHS ENDED
     DECEMBER 31, 1999

     Net income available to common stockholders                                                      4,542,177
     Add impact of assumed conversions                                                                  605,510
     ----------------------------------------------------------- ----------------------- ------- ---------------
     ADJUSTED NET INCOME                                                                              5,147,687
     ----------------------------------------------------------- ----------------------- ------- ---------------
     Weighted average shares                                                                          7,153,185
     Warrants and options not yet exercised                                                           1,137,823
     9% convertible debentures                                                                          669,206
     Increasing rate debentures                                                                       1,578,947
                                                                                                      ---------
     ----------------------------------------------------------- ----------------------- ------- ---------------
     ADJUSTED WEIGHTED AVERAGE SHARES                                                                10,539,161
     ----------------------------------------------------------- ----------------------- ------- ---------------

     ----------------------------------------------------------- ----------------------- ------- ---------------
     DILUTED EARNINGS PER SHARE FOR THE SIX MONTHS ENDED
     DECEMBER 31, 1999

     Net income available to common stockholders                                                      1,708,739
     Add impact of assumed conversions                                                                1,226,569
     ----------------------------------------------------------- ----------------------- ------- ---------------
     ADJUSTED NET INCOME                                                                              2,935,308
     ----------------------------------------------------------- ----------------------- ------- ---------------
     Weighted average shares                                                                          6,769,152
     Warrants and options not yet exercised                                                             835,198
     9% convertible debentures                                                                          705,062
     Increasing rate debentures                                                                       1,578,947
                                                                                                      ---------
     ----------------------------------------------------------- ----------------------- ------- ---------------
     ADJUSTED WEIGHTED AVERAGE SHARES                                                                 9,888,359
     ----------------------------------------------------------- ----------------------- ------- ---------------




                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998


5.   EARNINGS/(LOSS) PER SHARE (CONTINUED)

     ----------------------------------------------------------- ----------------------- ------- ---------------
     DILUTED LOSS PER SHARE FOR THE THREE MONTHS ENDED
     DECEMBER 31, 1998

     Net loss available to common stockholders from continuing
     operations                                                                                     (1,554,097)
     Add impact of assumed conversions                                                                  643,100
                                                                                                      (910,997)
     Net income available to common stockholders from
     discontinued operations                                                                            578,723
     ----------------------------------------------------------- ----------------------- ------- ---------------
     ADJUSTED NET LOSS                                                                                (332,274)
     ----------------------------------------------------------- ----------------------- ------- ---------------
     Weighted average shares                                                                          6,254,649
     9% convertible debentures                                                                          947,166
     Increasing rate debentures                                                                       1,578,947
                                                                                                      ---------
     ----------------------------------------------------------- ----------------------- ------- ---------------
     ADJUSTED WEIGHTED AVERAGE SHARES                                                                 8,780,762
     ----------------------------------------------------------- ----------------------- ------- ---------------

     ----------------------------------------------------------- ----------------------- ------- ---------------
     DILUTED LOSS PER SHARE FOR THE SIX MONTHS ENDED
     DECEMBER 31, 1998

     Net loss available to common stockholders from continuing
     operations                                                                                     (1,164,086)
     Add impact of assumed conversions                                                                  979,963
                                                                                                      (184,123)
     Net loss available to common stockholders from
     discontinued operations                                                                          (927,427)
     ----------------------------------------------------------- ----------------------- ------- ---------------
     ADJUSTED NET LOSS                                                                              (1,111,550)
     ----------------------------------------------------------- ----------------------- ------- ---------------
     Weighted average shares                                                                          6,910,883
     9% convertible debentures                                                                        1,001,559
     Increasing rate debentures                                                                       1,578,947
                                                                                                      ---------
     ----------------------------------------------------------- ----------------------- ------- ---------------
     ADJUSTED WEIGHTED AVERAGE SHARES                                                                 9,491,389
     ----------------------------------------------------------- ----------------------- ------- ---------------

     The adjusted weighted average number of shares and the adjusted net loss available to common stockholders has not been taken into account as the result achieved is anti-dilutive.

6.       SUBSEQUENT EVENTS

     CNN AGREEMENT
     Prior to December 31, 1999, our online travel services subsidiary, LPI Limited, entered into an agreement with CNN whereby LPI Limited will provide a co-branded on-line travel services web site along with travel related content on various CNN web sites. This will result in CNN providing valuable marketing and promotional exposure for LPI Limited. LPI Limited agreed to issue to CNN a total of $20 million of preferred stock at $8.00 per share. This preferred stock may be converted into common stock of LPI Limited at CNN's option in three equal installments of $6.66 million at a maximum price of $8.00 per share. These equal installments may be exercised as follows:

     .        Immediately upon closing or thereafter;
     .        September 30, 2000, or thereafter; and
     .        September 30, 2001, or thereafter.

     Should CNN fulfill its commitments under the agreement prior to September 30, 2001, the third installment shall be exercisable on the date on which such promotional commitment is satisfied, provided such third installment shall not be exercisable prior to March 31, 2001.

     In addition, LPI Limited agreed to spend a total of $30 million on advertising with CNN equally over a three-year period.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998



6.       SUBSEQUENT EVENTS (CONTINUED)

     DEBENTURE CONVERSIONS
      Subsequent to December 31, 1999 an additional $880,000 of the 9% Debentures and $3.00 million of the increasing rate debentures were converted to common stock.

      WARRANTS AND OPTIONS EXERCISED
      Subsequent to December 31, 1999 option over 74,500 shares and 8,400 A warrants were exercised.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BACKGROUND AND HISTORY

The Company was incorporated in September 1995 with the intention of actively pursuing acquisitions fitting a pre-defined investment strategy. The broad strategy followed in all investment decisions was as follows:

Revenue must be within the range of $5 million - $50 million.

Net income must yield a sustainable above average return on investment.

Growth in revenue must be above average growth rates and must be sustainable over the medium term.

The industry in which the target operates must be one of the pre-defined industry sectors identified by management.

The Company holds, through its South African subsidiary, First South African Holdings (Pty.) Ltd., nine South African subsidiaries that have met the acquisition criteria identified above. In addition, the Company acquired an 81% stake in LPI Limited, an Internet travel company, on January 1, 1999. The Company currently owns approximately 57% of LPI Limited. Our subsidiaries are listed below and are engaged in the following industry segments:

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

The average rate for the South African Rand against the US Dollar for the period presented in this report is as follows:



------------------------------------------------------------- --------------------- ---------------------
                                                                THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                      DECEMBER 31,          DECEMBER 31,
                                                                              1999                  1998
------------------------------------------------------------- --------------------- ---------------------
Rate of exchange vs $1                                                        6.16                  5.80
------------------------------------------------------------- --------------------- ---------------------
Depreciation                                                                 6.21%
------------------------------------------------------------- --------------------- ---------------------


------------------------------------------------------------- --------------------- ---------------------
                                                                        SIX MONTHS            SIX MONTHS
                                                                             ENDED                 ENDED
                                                                 DECEMBER 31, 1999          DECEMBER 31,
                                                                                                    1998
------------------------------------------------------------- --------------------- ---------------------
Rate of exchange vs $1                                                        6.12                  5.97
------------------------------------------------------------- --------------------- ---------------------
Depreciation                                                                 2.51%
------------------------------------------------------------- --------------------- ---------------------


The annual rate of inflation in South Africa for the year ended December 31, 1999 was approximately 1.9%

The result reflected below is therefore greater than inflation adjusted South African Rand for both revenue and earnings growth.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

Revenues

Revenues for the three months ended December 31, 1999 increased by $4.001 million or 15.3% to $30.055 million as compared to $26.054 million for the three months ended December 31, 1998.

This growth in revenue was generated primarily in the Lifestyle enhancing business segment which has improved revenue 20.5% in South African Rand terms after factoring out the effects of the improvement in the currency over the respective quarters, which is significantly better than inflation.

This growth in revenue can be attributed to increased market share in the South African market as well as a significant improvement in exports to European destinations.

Cost of goods sold

Cost of goods sold has increased as a percentage of revenues from 60% to 65.2%. This reflects a slight improvement over the fiscal year ended June 30, 1999 result of 69%. Generally, two operations in the Lifestyle enhancing business sector have experienced difficulties during the current fiscal year, which resulted in lower than anticipated margins being achieved. Corrective action is being taken to address the margin deficiencies.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended December 31, 1999 increased by $1.527 million or 19% to $9.545 million as compared to $8.018 million for the three months ended December 31, 1998. This increase takes into account the operating expenses of our Internet travel related subsidiary that was acquired on January 1, 1999.

Loss on sale of investment in First SA Lifestyle Holdings Limited

The loss realized on the disposal of the leisure related companies to the food related companies occurred in October 1998. This merger of the two operations has given rise to First Lifestyle Holdings Limited, the lifestyle enhancing company.

Amortization of intangibles

Amortization of intangibles increased from $0.28 million for the three months ended December 31, 1998 to $0.43 million for the three months ended December 31, 1999. This increase is primarily due to the fact that the additional purchase price payments made at the end of fiscal year ended June 30, 1999 incurred under the Company's various purchase agreements have been allocated to intangibles and therefore have been amortized.

Depreciation

Depreciation increased from $0.89 million for the three months ended December 31, 1998 to $1.062 million for the three months ended December 31, 1999. This increase is due to the amortization of computer equipment in the Internet travel related business acquired in January 1999 and additional plant and machinery acquired in the Lifestyle sector to grow the sector organically.

Other income

Other income for the three months ended December 31, 1999 totaled $6,867,000 and is primarily made up of the unrealized gain on the Company's investment in LPI Limited. The introduction of new capital in LPI Limited has had a positive effect on the equity position of that concern, giving rise to the gain.

Interest expense/(income)

Interest expense of $0.3 million for the three months ended December 31, 1999 has decreased by $0.47 million from an interest income of $0.17 million for the three months ended December 31, 1998. This decrease is primarily due to a reduction in the interest rates earned on cash balances coupled with average lower cash balances than in the prior year. The majority of the additional funds reflected in the group were received in the latter half of December 1999.

Provision for taxes on income

Our income tax provision increased from $0.86 million for the three months ended December 31, 1998 to $1.35 million for the three months ended December 31, 1999. This increase is after accounting for the decrease in the South African tax rate from 35% to 30% during 1999. The taxation charge represents the taxation charge incurred by the Lifestyle enhancing business segment, which has reflected increased taxable income over the comparative period in the prior quarter.

South African tax law does not permit the losses incurred in the Internet travel related business and the corporate head office to be offset against the taxable income of the Lifestyle enhancing business segment.

Loss from discontinued operations

The loss resulted from the operations of our currently discontinued industrial products and packaging business segments. We decided to discontinue these segments during the fiscal fiscal year ended June 30, 1999 as their performance was below average and these businesses were considered as non-core to the group.

Minority interest in consolidated subsidiary companies

The minority interest in our subsidiaries decreased from $1.1 million for the three months ended December 31, 1998 to $0.1 million for the three months ended December 31, 1999. This decrease is primarily due to the fact that after the recent equity infusion into LPI Limited, the minority interest in this company has assumed a positive balance, which results in these minorities absorbing a portion of the losses generated by that company. LPI Limited is primarily incurring marketing expenditure whilst it is still in its growth phase. The percentage of LPI Limited's losses absorbed by minorities during the current quarter was 38.2%.

Net (loss)/income

As a result of the above, the Company has achieved a gain of $4.542 million as compared to a loss of $0.98 million for the comparative quarter in the prior year.

The Internet travel related business is undergoing extensive development and presently does not generate significant revenues, thereby contributing a significant loss for the quarter. These losses are expected to continue for the foreseeable future.

SIX MONTHS ENDED DECEMBER 31, 1999 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1998

Revenues

Revenues for the six months ended December 31, 1999 increased by $7.466 million or 16.48% to $52.777 million as compared to $45.312 million for the six months ended December 31, 1998.

This growth in revenue was generated primarily in the Lifestyle enhancing business segment which has improved revenue 20% in South African Rand terms after factoring out the effects of the improvement in the currency over the respective quarters, which is significantly better than inflation.

This growth in revenue as mentioned previously is attributable to increased market share in the South African market as well as a significant improvement in exports to European destinations. The current focus of the Lifestyle enhancing businesses is to improve export revenues where significant future growth is expected.

Cost of goods sold

Cost of goods sold has increased as a percentage of revenues from 60.1% to 65.8%. This reflects a slight improvement over the fiscal year ended result of 69%. As mentioned previously, two operations in the Lifestyle enhancing business sector have experienced difficulties during the current fiscal year, which resulted in lower than anticipated margins being achieved. Corrective action is being taken to address the margin deficiencies.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended December 31, 1999 increased by $3.844 million or 28% to $17.374 million as compared to $13.530 million for the six months ended December 31, 1998. This increase takes into account the operating expenses of our Internet travel related subsidiary which was acquired on January 1, 1999.

Loss on sale of investment in First SA Lifestyle Holdings Limited

The loss realized on the disposal of the leisure related companies to the food related companies occurred in October 1998. This merger of the two operations has given rise to First Lifestyle Holdings Limited, the lifestyle enhancing company, mentioned previously.

Amortization of intangibles

Amortization of intangibles increased from $0.56 million for the six months ended December 31, 1998 to $0.92 million for the six months ended December 31, 1999. This increase is primarily due to the fact that the additional purchase price payments made at the end of fiscal year ended June 30, 1999 incurred under the Company's various purchase agreements have been allocated to intangibles and therefore have been amortized.

Depreciation

Depreciation increased from $1.338 million for the six months ended December 31, 1998 to $1.95 million for the six months ended December 31, 1999. This increase is due to the amortization of computer equipment in the Internet travel related business acquired in January 1999 as well as depreciation on plant and machinery required for organic expansion.

Other income

Other income for the six months ended December 31, 1999 totaled $7,076,799 and is primarily made up of the unrealized gain on the Company's investment in LPI Limited. The introduction of new capital in LPI Limited has had a positive effect on the equity position of that concern, giving rise to the gain.

Interest expense/(income)

Interest expense of $0.5 million for the six months ended December 31, 1999 has decreased by $0.83 million from an interest income of $0.3 million for the six months ended December 31, 1998. This decrease is primarily due to a reduction in the interest rates earned on cash balances coupled with lower average cash balances than in the prior year. The significant increase in cash balances materialized in the latter half of December 1999, the full effect of the increase in cash on interest income will only materialize in future quarters.

Provision for taxes on income

Our income tax provision increased from $1.35 million for the six months December 31, 1998 to $1.9 million for the six months ended December 31, 1999. This increase is after accounting for the decrease in the South African tax rate from 35% to 30% during 1999. The taxation charge represents the taxation charge incurred by the Lifestyle enhancing business segment, which has reflected increased taxable income over the comparative period in the prior quarter.

South African tax law does not permit the losses incurred in the Internet travel related business and the corporate head office to be offset against the taxable income of the Lifestyle enhancing business segment.

Loss from discontinued operations

The loss resulted from the operations of our currently discontinued industrial products and packaging business segments. We decided to discontinue these segments during the fiscal year ended June 30, 1999 as their performance was below average and these businesses were considered as non-core to the group.

Minority interest in consolidated subsidiary companies

The minority interest in our subsidiaries decreased from $1.51 million for the six months ended December 31, 1998 to $0.73 million for the six months ended December 31, 1999. This decrease is primarily due to the fact that after the recent equity infusion into LPI Limited, the minority interest in this company has assumed a positive balance, which results in these minorities absorbing a portion of the losses generated by that company. LPI Limited is primarily incurring marketing expenditure whilst it is still in its growth phase. The percentage of LPI Limited's losses absorbed by minorities during the current period was 38.2%.

Net (loss)/income

As a result of the above, the Company has achieved an income of $1.709 million as compared to a loss of $2.092 million for the comparative period in the prior year.

The Internet travel related business is undergoing extensive development and presently does not generate significant revenues, thereby contributing a significant proportion of the quarter's loss. These losses are expected to continue for the foreseeable future.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $27.235 million from $20.813 million to $48.048 million. The increase is primarily as a result of the additional $20 million injection of capital by minorities into LPI Limited and an additional $20 million capital injection into the Company by strategic equity partners. The Lifestyle enhancing products segments utilized $1.642 million of cash, primarily due to a significant dividend payment during the current year. The Internet travel related business still requires significant cash resources as it incurs primarily marketing expenditure in developing its future potential.

Working capital increased by $32.062 million to $60.340 million at December 31, 1999 from $28.278 million at June 30, 1998. This is primarily a result of the increase in cash resources due to capital injections from strategic equity partners. Accounts receivable has increased by $9.228 million over June 30, 1998. This has been partially funded by an increase in accounts payable by $6.030 million over June 30, 1998. The significant increase in accounts receivable is due to significant turnover generated in the Lifestyle enhancing sector during December 1999. In addition, several significant suppliers delayed payment of accounts due to precautions taken for possible Year 2000 related problems.

At December 31, 1999, we had borrowings of $26.976 million which has decreased from $33.598 million. This includes the conversion of $7.094 million of debt owing to the minority shareholders of LPI Limited and the Company as loan funds to equity. The slight increase in borrowings arose primarily to fund the acquisition of assets and an increase in the capital redemption reserve fund of $0.28 million during the quarter.

Cash flow from operations for the six months ended December 31 1999, excluding non-cash charges, resulted in the utilization of $9.658 million, primarily utilized to fund the losses in the Internet travel related business and to fund the additional funds required for accounts receivable balances at December 31, 1999. Investing activities undertaken by the group resulted in the generation of an additional $16.810 million during the year. This included the funds received from the minority shareholders in LPI Limited. The financing activities undertaken by the group resulted in a net capital injection of $20.260 million, sourced primarily from the capital injection into the Company by strategic equity partners.

FUTURE COMMITMENTS

Under its various acquisition agreements, the Company anticipates having to spend approximately $1.0 million in cash for its contingent payments over the next 12 months as well as approximately $0.8 million in stock. The Company anticipates that its cash on hand and future operating cash flows will be sufficient to fully fund these payments as well as fund the capital expenditures for its various operations. Excess cash will also be utilized to fund additional acquisitions. The Company anticipates that any longer term contingent acquisition payments will be funded out of operating cash flows of the acquired entities.

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

The Company will be required to incur additional indebtedness or equity financing in connection with the funding of LPI Limited, until such time as that company is able to sustain its own infrastructural costs as well as to fund future acquisitions. There is no assurance that the Company will be able to incur additional indebtedness or raise additional equity to fund LPI Limited or to finance future acquisitions on terms acceptable to management, if at all.

LPI Limited currently incurs operational losses of approximately $1.4 million per month with minimal revenues being realized, due to the nature and stage of growth of the business and the Internet travel related industry. These costs are expected to increase over the following few months. These operational losses which are being generated by LPI Limited need to be funded by further injections of capital for which there is no assurance that the Company will be able to secure such funding.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The Company does however, recognize market risk from interest rate, foreign currency exchange and commodity price exposure.

INTEREST RATE RISK

At December 31, 1999, approximately $2.6 million of the Company's long term debt, specifically the borrowings in First Lifestyle Holdings Limited, bear interest at variable rates. Similarly, the cash resources of the Company earn interest at variable rates. Accordingly, the Company's net income and after tax cash flows are affected by fluctuations in interest rates. Assuming the current level of cash resources and borrowings at variable interest rates and assuming a two percentage point decrease in the average interest rate under these borrowings and cash resources, it is estimated that the net effect on interest would be a reduction in interest earned of $330,000, resulting in a reduction in the Company's net income and after tax cash flow of $231,000. Any adverse changes in interest rates would likely result in management taking action to mitigate the Company's exposure. However, due to the uncertainty of the actions that management would take and their possible effects, this analysis assumes no action is taken. There are also no assurances that decrease or increases in interest rates will not exceed possible projections.

FOREIGN CURRENCY RISK

The primary operations of the Company are based in South Africa and most of the economic activity of the Company is denominated in South African Rand. This exposes the Company to market risk with respect to fluctuations in the relative value of the South African Rand against the US Dollar. Certain of this risk is covered through the purchase of foreign exchange contracts.

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

LEISURE PRODUCTS
The leisure products side of the Company makes use of processed raw materials, such as polypropylene, as well and natural resources such as timber. The price of polypropylene is determined on an import parity basis in South Africa, which means that worldwide surpluses and shortages are factored into the product pricing. This results in fluctuations of the price of this material from time to time. These price fluctuations impact on the per unit input cost of the products produced. Management therefore mitigates this risk by entering into pricing agreements with suppliers to limit the effects of any adverse movements in the commodity price.

Timber as a natural resource is subject to sustainability requirements and is also dependent on environmental factors such as weather conditions and rainfall patterns. The price of timber may fluctuate depending on supply and demand, which has an impact on the input price of our products produced. In order to mitigate this risk management enters into supply arrangements with suppliers wherever possible, including pricing terms. In addition, raw material input prices may be passed onto customers where the factors governing such price fluctuations are outside of the control of the Company.

YEAR 2000

COSTS TO ADDRESS YEAR 2000 ISSUES

The costs incurred to date have typically been to replace aging hardware and to upgrade the existing purchased software. Costs to replace aging hardware have not amounted to material amounts and were already provided for in general capital expenditure budgets. In addition, costs to upgrade software have not been material to date as upgrades have typically been available from the software suppliers who certify Year 2000 compliance.

RISK ASSOCIATED WITH YEAR 2000 ISSUES

Based on risk assessments already carried out and assessments which are due to take place, the Company feels that due to the level of IT sophistication within the Company, the risk of ceasing production and distribution completely is minimal.

CONTINGENCY PLANS

Where possible, alternative sources of supply have been identified should there be a significant disruption from one of our suppliers. However, there are significant suppliers within the group which are sole suppliers. We are unable to cover this risk sufficiently. Therefore, we are attempting to the best of our ability to assess the state of readiness of these suppliers.

                           PART II - OTHER INFORMATION

ITEM 6:  Exhibits and Reports on Form 8-K

                  (a)      Exhibit

                           27.1     Financial Data Schedule


                  (b) Reports on Form 8-K filed during quarter ended December 31, 1999:

                           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date:  February 13, 2000

                                       LEISUREPLANET HOLDINGS, LTD.


                                       /s/ Clive Kabatznik
                                       Clive Kabatznik
                                       Chief Executive Officer, President
                                       and Chief Financial Officer