Form 10-Q
period 2000-03-31
LEISUREPLANET HOLDINGS LTD
filed 2000-05-15
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      ---------------------------------------------------------------------
   Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____No __

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of May 10, 2000 was 8,391,899.

                          LEISUREPLANET HOLDINGS, LTD.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

PART I - FINANCIAL INFORMATION

ITEM 1   Unaudited Consolidated Balance Sheets at March 31, 2000 and June 30,
         1999

         Unaudited Consolidated Statements of Income/(loss) and
         Comprehensive Income/(loss) for the three and nine months ended March 31, 2000 and 1999

         Unaudited Consolidated statements of Cash Flows for the nine months ended March 31, 2000 and 1999

         Unaudited Consolidated Statement of Changes in Stockholders Investment for the period June 30, 1999 to March 31, 2000

         Notes to the Unaudited Consolidated Financial Statements

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

ITEM 6   Exhibits and Reports on Form 8-K

SIGNATURES

                          LEISUREPLANET HOLDINGS, LTD.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
--------------------------------------------------------------------------------
                                                                                                JUNE 30,
                                                                        MARCH 31, 2000            1999
                                                                       ------------------- -------------------
                                                                                      (DOLLARS)
                                                                       ---------------------------------------
CURRENT ASSETS
     Cash on hand                                                            38,406,792           20,813,301
     Trade accounts receivable                                               15,065,992           13,388,561
     Less: Allowances for bad debts                                            (388,599)            (443,172)
                                                                      -------------------- --------------------
                                                                             14,677,393           12,945,389
     Inventories (net)                                                        8,948,699            9,152,575
     Prepaid expenses and other current assets                               25,677,364            5,236,587
     Deferred income taxes                                                            -              539,884
                                                                      -------------------- --------------------
              TOTAL CURRENT ASSETS                                           87,710,248           48,687,736
Property, plant and equipment                                                31,681,481           30,777,399
Less: Accumulated depreciation                                              (12,619,664)         (11,488,982)
                                                                      -------------------- --------------------
                                                                             19,061,817           19,288,417
Intangible assets (net)                                                      27,549,000           34,024,745
Deferred charges (net)                                                          269,909              868,944
Other assets                                                                     37,075               33,988
                                                                      -------------------- --------------------
                                                                            134,628,049          102,903,830
                                                                      ==================== ====================
LIABILITIES AND STOCKHOLDERS INVESTMENT
--------------------------------------------------------------------------------
                                                                                                JUNE 30,
                                                                        MARCH 31, 2000            1999
                                                                       ------------------- -------------------
                                                                                      (DOLLARS)
                                                                       ---------------------------------------
CURRENT LIABILITIES

     Bank overdraft payable                                                     441,803                   -
     Current portion of long term debt                                          996,523           3,088,435
     Trade accounts payable                                                  10,311,397           9,058,811
     Other provisions and accruals                                            3,999,436           4,618,283
     Dividends payable                                                                -           1,870,959
     Other taxes payable                                                        222,055             558,669
     Income tax payable                                                         566,634           1,214,292
                                                                             ----------           ---------
              TOTAL CURRENT LIABILITIES                                      16,537,84           20,409,449
Long term debt                                                               19,981,484          33,598,244
Deferred income taxes                                                         1,205,985           1,551,724
                                                                             ----------           ---------
                                                                             37,725,31           55,559,417
                                                                             =========           ==========
Minority stockholders investment                                             14,144,428          32,198,314
Preferred stock                                                              23,224,530           9,891,197

STOCKHOLDERS' INVESTMENT
Capital stock:

     A class common stock, $0.01 par value - authorized 23,000,000
     shares, issued and outstanding 8,363,676 shares                             83,636              53,832

     B class common stock, $0.01 par value - authorized 2,000,000
     shares, issued and outstanding 946,589 shares                                9,466               9,466

     FSAH B Class common stock                                                      599                 580

     Preferred stock, $0.01 par value - authorized 5,000,000 shares,
     issued and outstanding nil shares                                                -                   -

     Capital in excess of par                                                51,081,196           22,971,26
Retained earnings/(loss)                                                     (2,698,777)         (3,084,700)
                                                                             ----------          ----------
                                                                             48,476,120          19,950,439
Foreign currency translation adjustments                                    (19,942,346)        (14,695,537)
                                                                            -----------         -----------
                                                                             28,533,774           5,254,902
                                                                            134,628,049         102,903,830
                                                                            ===========         ===========

                          LEISUREPLANET HOLDINGS, LTD.

           CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE
               INCOME/(LOSS) FOR THE THREE MONTHS ENDED MARCH 31,

                                                                                                             1999
                                                                                        2000               RESTATED
                                                                                 -------------------  -------------------
                                                                                                 (DOLLARS)
Revenues                                                                               21,100,519           20,221,736
Operating expenses

     Cost of sales                                                                     14,648,524           12,195,024
     Selling, general and administrative costs                                         12,167,952            7,038,218
     Loss on sale of investment in First SA Lifestyle Holdings Limited                          -            1,094,190
     Amortization of intangibles                                                          404,462              754,877
     Depreciation                                                                       1,063,819              536,429
                                                                                 -------------------  -------------------
                                                                                       28,284,757           21,618,738
                                                                                 -------------------  -------------------
Operating loss                                                                         (7,184,238)          (1,397,002)
Other income                                                                            2,677,666              442,348
Interest income/(expense)                                                                 413,425             (444,742)
                                                                                 -------------------  -------------------
Loss from consolidated companies before income taxes and minority interests            (4,093,147)          (1,399,396)
Provision for taxes on income                                                             302,617             (294,056)
                                                                                 -------------------  -------------------
Loss from continuing operations before minority interests                              (3,790,530)          (1,693,452)
Minority interest in consolidated subsidiary companies                                  2,423,463             (855,696)
                                                                                 -------------------  -------------------
Loss from continuing operations                                                        (1,367,067)          (2,549,148)
Income from discontinued operations                                                             -               85,596
                                                                                 -------------------  -------------------
Net (loss)/income                                                                      (1,367,067)          (2,463,552)
Other comprehensive (loss)/income
         Foreign currency translation difference                                       (4,076,618)           1,031,350
                                                                                 -------------------  -------------------
Comprehensive loss                                                                     (5,443,685)          (1,432,202)
                                                                                 -------------------  -------------------
Basic loss per share from continuing operations                                           ($0.15)               ($0.42)
Basic earnings per share from discontinued operations                                           -                 0.01
                                                                                 -------------------  -------------------
Total basic loss per share                                                                ($0.15)               ($0.41)
Diluted loss per share from continuing operations                                         ($0.15)               ($0.42)
Diluted earnings per share from discontinued operations                                         -                 0.01
                                                                                 -------------------  -------------------
Total diluted loss per share                                                              ($0.15)               ($0.41)

Diluted  earnings  per  share  have  not  been  reflected,   as  the  result  is
anti-dilutive.

                          LEISUREPLANET HOLDINGS, LTD.

           CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE
                INCOME/(LOSS) FOR THE NINE MONTHS ENDED MARCH 31,

                                                                                                                1999
                                                                                                         ------------------
                                                                                             2000             RESTATED
                                                                                                    (DOLLARS)
Revenues                                                                                     73,877,806         65,533,336
                                                                                     ================== ==================
Operating expenses
     Cost of sales                                                                           49,403,704         39,736,935
     Selling, general and administrative costs                                               29,542,007         21,662,051
     Loss on sale of investment in First SA Lifestyle Holdings Limited                                -          1,094,190
     Amortization of intangibles                                                              1,323,843          1,318,037
     Depreciation                                                                             3,014,091          1,874,843
                                                                                     ------------------ ------------------
                                                                                             83,283,645         65,686,056
                                                                                     ================== ==================
Operating loss                                                                               (9,405,839)          (152,720)
Other income                                                                                  9,754,465            582,254
Interest expense                                                                                (95,440)          (125,913)
                                                                                     ------------------ ------------------
Income from consolidated companies before income taxes and
minority interests                                                                              253,186            303,621
Provision for taxes on income                                                                (1,599,707)        (1,647,484)
                                                                                     ------------------ ------------------
Income/(loss) from continuing operations before minority interests                           (1,346,521)        (1,343,863)
Minority interest in consolidated subsidiary companies                                        1,688,190         (2,369,370)
                                                                                     ------------------ ------------------
Income from continuing operations                                                               341,669         (3,713,233)
Income from discontinued operations                                                                   -           (841,831)
                                                                                     ------------------ ------------------
Net (loss)/income                                                                               341,669         (4,555,064)
Other comprehensive (loss)/income
         Foreign currency translation difference                                             (5,246,809)         2,173,564
                                                                                     ------------------ ------------------
Comprehensive income/(loss)                                                                  (4,905,140)        (2,381,500)
                                                                                     ------------------ ------------------
Basic loss per share from continuing operations                                                  $0.05             ($0.56)
Basic loss per share from discontinued operations                                                     -             (0.13)
                                                                                     ------------------ ------------------
Total basic loss per share                                                                       $0.05             ($0.69)
Diluted loss per share from continuing operations                                                $0.18             ($0.56)
Diluted loss per share from discontinued operations                                                  -             (0.13)
                                                                                     ------------------ ------------------
Total diluted loss per share                                                                     $0.18             ($0.69)
                                                                                     ------------------ ------------------

Diluted earnings per share for 1999 has not been reflected as the result is anti-dilutive

                          LEISUREPLANET HOLDINGS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31

                                                                                                                  1999
                                                                                               2000             RESTATED
                                                                                                      (DOLLARS)
Cash flows from operating activities:
     Net Income/(loss)                                                                            341,669         (4,555,064)
     Loss from discontinued operations                                                                -              841,831
                                                                                         ----------------- ------------------
     Loss from continuing operations                                                              341,669         (3,713,233)
       ADJUSTMENTS TO RECONCILE LOSS TO NET CASH (UTILIZED)/GENERATED BY OPERATING
       ACTIVITIES:
         Depreciation and amortization                                                          4,337,934          3,192,880
         Deferred income taxes                                                                    291,528            250,076
         Net loss on sale of assets                                                                63,167                  -
         Net gain on sale of portion of investment in First Lifestyle Holdings                         -           (747,093)
          Net loss/(gain) on transactions with minorities                                      13,572,877)         2,976,622
          Effect of changes in current assets and current liabilities                          (5,363,601)        (6,202,985)
          Minority interest in consolidated subsidiary companies                               (1,327,782)         2,622,490
          Creation of debenture redemption reserve fund                                           393,750            562,500
                                                                                         ----------------- ------------------
Net cash utilized by continuing operating activities                                          (15,196,620)        (7,011,987)
Net cash utilized by discontinued operations                                                            -          (841,831)
                                                                                         ----------------- ------------------
Net cash utilized by operating activities                                                     (15,196,620)        (7,835,818)
                                                                                         ----------------- ------------------
Cash flows from investing activities:
     Proceeds on minority shares issued in LPI Limited                                         20,844,442                  -
     Proceeds on minority shares issued in First Lifestyle
         Holdings Limited                                                                          16,645                  -
     Proceeds on dilution in First SA Lifestyle holdings Limited                                         -        10,352,556
     Proceeds on First Lifestyle Holdings shares sold                                             437,773                  -
     Additional shares in First Lifestyle Holdings acquired                                              -           (33,655)
     Additional intangibles acquired                                                           (1,103,008)           (17,896)
     Additions to property, plant and equipment                                                (4,447,356)        (2,794,041)
     Proceeds on disposal of property, plant and equipment                                         36,445            482,766
     Restraint of trade payments                                                                         -        (1,385,197)
     Additional purchase price payments                                                                  -        (2,484,510)
     Other assets acquired                                                                         (6,190)          (175,812)
     Acquisition of subsidiaries (net of cash)                                                           -        (2,434,902)
     Proceeds on disposal of subsidiary (Net of cash of $10,562)                                         -            14,189
                                                                                         ----------------- ------------------
Net cash realized by investing activities                                                      15,778,751          1,523,498
                                                                                         ----------------- ------------------
Cash flows from financing activities:
     Net borrowings in bank overdrafts                                                            466,057            739,916
     Repayments of long term debt                                                              (1,516,732)        (1,775,955)
     Repayments of short term debt                                                             (1,942,165)        (1,314,396)
     Proceeds on preference stock issued                                                                 -         9,891,197
     Proceeds/(redemption)on stock issues                                                      21,101,884         (1,900,574)
                                                                                         ----------------- ------------------
Net cash provided in financing activities                                                      18,109,044          5,640,188
Effect of exchange rate changes on cash                                                        (1,097,684)         4,040,042
                                                                                        ------------------ ------------------
Cash generated by operations                                                                   17,593,491          3,367,910
Cash on hand at beginning of period                                                            20,813,301         17,948,991
                                                                                        ------------------ ------------------
Cash on hand at end of period                                                                  38,406,792         21,316,901
                                                                                        =================  =================

                          LEISUREPLANET HOLDINGS, LTD.

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                             STOCKHOLDERS INVESTMENT

                                                                                              FIRST SOUTH
                                                        LEISUREPLANET      LEISUREPLANET        AFRICAN
                                                        HOLDINGS, LTD.    HOLDINGS, LTD.       HOLDINGS B
                                                        A CLASS COMMON    B CLASS COMMON      CLASS COMMON       CAPITAL IN
                                                            STOCK              STOCK             STOCK         EXCESS OF PAR
                                                       ----------------  -----------------   -------------    ----------------
                                                                                                                 (DOLLARS)
Balance at June 30, 1999
Options exercised                                              800                 -                  -              159,200
Debentures converted                                           165                 -                  -               98,835
Share issue expenses written off                                 -                 -                  -              (25,092)
Net loss                                                         -                 -                  -                    -
Translation difference                                           -                 -                  -                    -
                                                         ----------        -----------         ---------          ----------
Balance at September 30, 1999                               54,797             9,466                580           23,204,204
Options exercised                                              255                 -                  -              120,870
Debentures converted                                         3,585                 -                  -            2,147,409
A warrants exercised                                           724                 -                  -              476,626
Escrow shares issued                                         5,905                 -                  -               (5,905
New shares issued                                           13,793                 -                  -           19,986,207
FSAH B class shares issued                                       -                 -                 19              567,842
Share issue expenses incurred                                    -                 -                  -             (896,382)
Net profit                                                       -                 -                  -                    -
Dividends reversed                                               -                 -                  -                    -
Translation difference                                           -                 -                  -                    -
                                                         ----------        -----------         ---------          ----------
Balance at December 31, 1999 carried forward                79,059             9,466                599           45,600,871
                                                         ==========        ===========        ==========          ==========

                                                                               OTHER
                                                                           COMPREHENSIVE
                                                                           (LOSS) /INCOME
                                                                              (FOREIGN
                                                                              CURRENCY
                                                           RETAINED         TRANSLATION
                                                        (LOSS)/EARNINGS     ADJUSTMENTS)         TOTAL
                                                       -----------------   -------------     --------------


Balance at June 30, 1999                                                   (14,695,537)        5,254,902

Options exercised                                                 -                  -           160,000
Debentures converted                                              -                  -            99,000
Share issue expenses written off                                  -                  -           (25,092)
Net loss                                                 (2,833,436)                 -        (2,833,436)
Translation difference                                            -            518,541           518,541
                                                         ----------        -----------         ---------
Balance at September 30, 1999                            (5,918,136)       (14,176,996)        3,173,915
Options exercised                                                 -                  -           121,125
Debentures converted                                              -                  -         2,150,994
A warrants exercised                                              -                  -           477,350
Escrow shares issued                                              -                  -                 -
New shares issued                                                 -                  -        20,000,000
FSAH B class shares issued                                        -                              567,861
Share issue expenses incurred                                     -                  -          (896,382)
Net profit                                                4,542,176                  -         4,542,176
Dividends reversed                                           44,250                  -            44,250
Translation difference                                            -         (1,688,732)       (1,688,732)
                                                         ----------        -----------         ---------
Balance at December 31, 1999 carried forward             (1,331,710)       (15,865,728)       28,492,557
                                                         ==========        ===========        ==========

                                                        LEISUREPLANET     LEISUREPLANET       FIRST SOUTH
                                                       HOLDINGS, LTD.     HOLDINGS, LTD.   AFRICAN HOLDINGS
                                                       A CLASS COMMON     B CLASS COMMON    B CLASS COMMON      CAPITAL IN
                                                            STOCK             STOCK              STOCK         EXCESS OF PAR
                                                      ----------------- ------------------ ----------------  -----------------
                                                                                                                 (DOLLARS)
Balance at December 31, 1999 brought forward                 79,059             9,466                599         45,600,871

Options exercised                                               745                                                 353,130

Warrants exercised                                            1,699                 -                  -          1,070,057

Escrow shares reversed                                       (4,700)                -                  -              4,700

Debentures converted                                          6,833                 -                  -          4,952,438

Share issue expenses incurred                                     -                 -                  -           (900,000)

Net loss                                                          -                 -                  -                  -

Translation difference                                            -                 -                  -                  -
                                                         ----------        -----------        ----------       ------------
Balance at March 31, 2000                                    83,636             9,466                599         51,081,196
                                                          ==========        ===========        ==========       ===========

                                                                               OTHER
                                                                             COMPREHENSIVE
                                                                            (LOSS) /INCOME
                                                                           (FOREIGN CURRENCY
                                                             RETAINED         TRANSLATION
                                                         (LOSS)/EARNINGS     ADJUSTMENTS)          TOTAL
                                                      - ------------------  ----------------   ------------
alance at December 31, 1999 brought forward              (1,331,710)       (15,865,728)       28,492,557

Options exercised                                                  -                  -           353,875

Warrants exercised                                                 -                  -         1,071,756

Escrow shares reversed                                             -                  -                 -

Debentures converted                                               -                  -         4,959,271

Share issue expenses incurred                                      -                  -          (900,000)

Net loss                                                  (1,367,067)                 -        (1,367,067)

Translation difference                                             -         (4,076,618)       (4,076,618)
                                                         ----------        -----------        ----------
Balance at March 31, 2000                                 (2,698,777)       (19,942,346)       28,533,774
                                                          ==========        ===========        ==========

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999

       1. ORGANIZATION AND PRINCIPAL ACTIVITIES OF THE GROUP

         Leisureplanet Holdings, Ltd. (formerly First South Africa Corp., Ltd.) (the "Company") was founded on September 6, 1995. The purpose of the Company is to acquire and operate South African companies and acquire and develop Internet related companies with an emphasis on European based e-commerce related businesses.

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

         EARNINGS/(LOSS) PER SHARE

         Earnings/(loss) per share on common shares is based on net income/(loss) and reflects dilutive effects of any stock options and warrants that exist at period end.

         INTANGIBLE ASSETS

         Goodwill, recipes and other intellectual property, and trademarks are being amortized on a straight-line basis over a period of twenty to twenty five years. If facts and

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999

         circumstances were to indicate that the carrying amount of goodwill, recipes and other intellectual property is impaired, the carrying amount would be reduced to an amount representing the discounted future cash flows to be generated by the operation.

         Also included in intangible assets are non-competition agreements that are being amortized on a straight-line basis over the six-year term of the agreements.

         The Company has adopted Statement of Financial Accounting Standards No. 121 ("SFAS-121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. No impairments in long-lived assets have taken place.

         FOREIGN CURRENCY TRANSLATION

         The functional currency of the underlying companies in the Lifestyle enhancing segment is that of South African Rand. Accordingly, the following rates of exchange have been used for translation purposes:

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

         The resultant translation adjustments are reported in the component of stockholders' investment designated as "Foreign currency translation adjustment."

         FOREIGN ASSETS AND LIABILITIES

         Transactions in foreign currencies arise as a result of inventory purchases from foreign countries and intercompany funding transactions between the Company and its subsidiaries. Transactions in foreign currencies are accounted for at the rates ruling on transaction dates. Exchange gains and losses are charged to the income statement during the period in which they are incurred. Foreign assets and liabilities of the group which are not denominated in United States Dollars are converted into United States Dollars at the exchange rates ruling at the financial year-end or at the rates of forward cover purchased. Forward cover is purchased to cover the currency exposure on foreign liabilities.

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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999

         PROPERTY, PLANT AND EQUIPMENT

         Land is stated at cost and is not depreciated. Buildings are depreciated on the straight-line basis over estimated useful lives of 20 years.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         As at March 31, 2000, the carrying value of accounts receivable, accounts payable and investments approximate their fair value. The carrying value of long-term debt approximates fair value, as the debt, other than convertible debentures, interest rates are keyed to the prime lending rate. The convertible debentures are believed to approximate fair market.

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

         RECLASSIFICATION

         Certain items in the prior year financial statements have been reclassified to conform to the current period presentation.

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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999

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

       3. INVENTORIES

         Inventories consist of the following:

                                                                  MARCH 31,           JUNE 30,
                                                                    2000                1999
                                                               -----------------  ---------------
                                                                             DOLLARS

     Finished goods                                               4,307,613          4,655,361

     Work in progress                                               515,983            587,544

     Raw materials and ingredients                                3,087,475          2,983,298

     Supplies                                                     1,155,025          1,066,595
                                                                  ---------          ---------

     Inventories (Gross)                                          9,066,096          9,292,798
     Less:  Valuation allowances                                   (117,397)          (140,223)
                                                                  ---------          ---------
     Inventories (Net)                                            8,948,699          9,152,575
                                                                  =========          =========


       4. DISCONTINUED OPERATIONS

         During the previous fiscal year, the Company discontinued its operations in the Industrial manufacturing and Packaging business segments in order to concentrate all of its efforts on its core operations of Lifestyle enhancing products and Internet travel related businesses.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999

       5.EARNINGS PER SHARE


         Earnings/(loss) per share data is calculated as follows:

    BASIC LOSS PER SHARE FOR THE THREE MONTHS ENDED
    MARCH 31, 2000
    Net loss available to common stockholders                                                                    (1,367,067)
                                                                            SHARES          FRACTION OF       WEIGHTED AVERAGE
    DATES OUTSTANDING                                                    OUTSTANDING          PERIOD               SHARES
                                                                         -----------          ------               ------
    January 1, 2000                                                          8,852,536          1.00              8,852,536
    January 1, 2000 to March 31, 2000
    Options converted to shares during the quarter                              74,500          0.90                 66,973
    Warrants exercised during the quarter                                      169,911          0.40                 67,298
    Escrow shares reversed during the quarter                                 (469,975)         1.00               (469,975)
    Debentures converted into shares during the quarter                        683,293          0.71                485,566
                                                                             ---------                            ---------
    WEIGHTED AVERAGE SHARES                                                  9,310,265                            9,002,398
                                                                             =========                            =========

    BASIC LOSS PER SHARE FOR THE NINE MONTHS ENDED
    MARCH 31, 2000
    Net loss available to common stockholders                                                                       341,669
                                                                           SHARES           FRACTION OF     WEIGHTED AVERAGE
    DATES OUTSTANDING                                                    OUTSTANDING          PERIOD             SHARES
    July 1, 1999                                                            6,329,731          1.00               6,329,731
    July 1, 1999 to March 31, 2000
    New shares issued during the year                                       1,379,310          0.02                 473,194
    Options converted to shares during the year                               180,000          0.57                  97,317
    Escrow shares issued during the year                                      120,621          0.51                  80,561
    A Warrants exercised during the year                                      242,311          0.08                  49,856
    Debentures converted into shares during the year                        1,058,292          0.12                 312,526
                                                                             ---------                            ---------
    WEIGHTED AVERAGE SHARES                                                 9,310,265                             7,343,185
                                                                             =========                            =========

    BASIC LOSS PER SHARE FOR THE THREE MONTHS ENDED
    MARCH 31, 1999
    Net loss available to common stockholders from
    continuing operations                                                                                        (2,549,148)
    Net income available to common stockholders from
    discontinued operations                                                                                          85,596
                                                                                                                 ----------
    Total net loss                                                                                               (2,463,552)
                                                                                                                 ==========

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                           SHARES           FRACTION OF     WEIGHTED AVERAGE
    DATES OUTSTANDING                                                    OUTSTANDING          PERIOD             SHARES
    Balance at January 1, 1999                                             6,254,649           1.00               6,254,649
    Redemption of shares during the quarter                                 (142,918)          1.00                 142,918
    Options converted to shares during the quarter                            25,500           1.00                  25,500
                                                                           ---------                             ---------
    WEIGHTED AVERAGE SHARES                                                6,137,231                              6,137,231

    BASIC LOSS PER SHARE FOR THE NINE MONTHS ENDED MARCH 31, 1999
    Net loss available to common stockholders from
    continuing operations                                                                                        (3,713,233)
    Net loss available to common stockholders from
    discontinued operations                                                                                        (841,831)
                                                                                                                 -----------
    Total net loss                                                                                               (4,555,064)
                                                                                                                 -----------

                                                                           SHARES           FRACTION OF     WEIGHTED AVERAGE
    DATES OUTSTANDING                                                    OUTSTANDING          PERIOD             SHARES
                                                                         -----------          ------             ------
    July 1, 1998                                                           7,472,324            1.00              7,472,324
    July 1 - September 30, 1998
    Additional purchase price payments                                       242,684            0.67                162,085
    Warrants converted to shares during the quarter                          127,200            0.96                122,558
    October 1 - December 31, 1998
    Redemption of escrow shares during the quarter                        (1,583,059)           0.51             (1,057,299)
    January 1 - March 31, 1999
    Redemption of shares during the quarter                                 (142,918)           0.33                (46,944)
    Options converted to shares during the quarter                            21,000            0.33                  6,898
    WEIGHTED AVERAGE SHARES                                                6,137,231                              6,659,622

    DILUTED LOSS PER SHARE FOR THE THREE MONTHS
    ENDED MARCH 31, 2000
    Net loss available to common stockholders                                                                    (1,367,067)
    Add impact of assumed conversions                                                                               401,832
                                                                                                                 ----------
     ADJUSTED NET INCOME                                                                                           (965,235)
                                                                                                                 ----------
     Weighted average shares                                                                                      9,002,398
     Warrants and options not yet exercised                                                                       1,795,774
     9% convertible debentures                                                                                      148,603
     Increasing rate debentures                                                                                   1,312,281
                                                                                                                 ----------
     ADJUSTED WEIGHTED AVERAGE SHARES                                                                            12,259,056
                                                                                                                 ==========

                                      -13-

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999

    DILUTED LOSS PER SHARE FOR THE NINE MONTHS ENDED
    MARCH 31, 2000
    Net loss available to common stockholders                                                                       341,669
    Add impact of assumed conversions                                                                             1,628,401
                                                                                                                  ---------
    ADJUSTED NET INCOME                                                                                           1,970,070
                                                                                                                  ---------
    Weighted average shares                                                                                       7,343,185
    Warrants and options not yet exercised                                                                        1,312,751
    9% convertible debentures                                                                                       522,282
    Increasing rate debentures                                                                                    1,491,356
                                                                                                                  ---------
    ADJUSTED WEIGHTED AVERAGE SHARES                                                                             10,669,574
                                                                                                                 ==========
    DILUTED LOSS PER SHARE FOR THE THREE MONTHS
    ENDED MARCH 31, 1999
    Net loss available to common stockholders from continuing
    operations                                                                                                   (2,549,148)
    Add impact of assumed conversions                                                                               653,794
                                                                                                                  ---------
                                                                                                                 (1,895,354)
    Net income available to common stockholders from discontinued
    operations                                                                                                       85,596
                                                                                                                  ---------
    ADJUSTED NET LOSS AVAILABLE TO COMMON
    STOCKHOLDERS                                                                                                 (1,809,938)
                                                                                                                 ==========
    Weighted average shares                                                                                       6,137,231
    Warrants and options not yet exercised                                                                           19,852
    9% convertible debentures                                                                                       921,666
    Increasing rate debentures                                                                                    1,578,947
                                                                                                                  ---------
    ADJUSTED WEIGHTED AVERAGE SHARES                                                                              8,657,696
                                                                                                                 ==========

    DILUTED LOSS PER SHARE FOR THE NINE MONTHS
    ENDED MARCH 31, 1999
    Net loss available to common stockholders from
    continuing operations                                                                                        (3,713,233)
    Add impact of assumed conversions                                                                             1,633,757
                                                                                                                  ---------
                                                                                                                 (2,079,476)
    Net loss available to common stockholders from
    discontinued operations                                                                                        (841,831)

    ADJUSTED NET LOSS AVAILABLE TO COMMON
    STOCKHOLDERS                                                                                                 (2,921,307)
                                                                                                                 ==========
    Weighted average shares                                                                                       6,659,622
    Warrants and options not yet exercised                                                                            6,617
    9% convertible debentures                                                                                       979,358
    Increasing rate debentures                                                                                    1,578,947
                                                                                                                  ---------
    ADJUSTED WEIGHTED AVERAGE SHARES                                                                              9,224,544
                                                                                                                 ==========

       6. SUBSEQUENT EVENTS

         EMPLOYMENT AGREEMENT FOR CLIVE KABATZNIK

     On April 12, 2000, the Company's Board of Directors approved a revised Employment Agreement with Clive Kabatznik (the "Employment Agreement"). Pursuant to the Employment Agreement, Mr. Kabatznik will serve as the Chief Executive Officer, President and Chief Financial Officer of the Company beginning as of February 1, 2000 and continuing through and until January 31, 2005. As compensation for his services, Mr. Kabatznik will receive an annual base salary of $300,000 (with five percent increases each year), and an annual bonus of five percent of net realized capital gains upon the sale, liquidation or distribution by the Company of any Portfolio Company (as defined in the Employment Agreement). A Portfolio Company does not include any of the South African entities currently owned by the Company. In the event of a Change in Control (as defined in the Employment Agreement), Mr. Kabatznik may also be entitled to a payment of five percent of any net unrealized capital gains on any Portfolio Company, which gains may, at the option of the Company, be paid in cash, stock of the Portfolio Company or any combination of the foregoing.

         INVESTMENT IN MAGNOLIA BROADBAND

     On April 14, 2000, the Company entered into a Securities Purchase Agreement (the "Agreement") with Magnolia Broadband, Inc. ("Magnolia"). Magnolia is a start-up company which plans to develop fixed wireless broadband solutions. Magnolia is seeking to develop technology that provides residential and small business users of the Internet with high speed access to Internet services at lower capital costs and with faster deployment. Magnolia will initially target its products in the United States and plans to later penetrate international markets.

     Pursuant to the Agreement, the Company invested $2,500,000 in Magnolia and received shares of preferred stock in Magnolia. The Company also received certain board representation rights and registration rights. The shares of Magnolia preferred stock owned by the Company are convertible into common stock of Magnolia, and the Company is entitled to voting rights (on an as-converted basis) and certain preferred dividend, liquidation and anti-dilution rights. The Company initially owns approximately 48% of Magnolia. Certain of the shares owned by the founders of Magnolia are subject to repurchase by Magnolia if the founders' employment with Magnolia terminates before October 15, 2002. Magnolia has reserved additional shares of its common stock for issuance to founders, employees, consultants, directors and other investors. Assuming full issuance of such shares, the Company's ownership interest in Magnolia will be reduced to 33%.

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

The industry in which the target operates must meet the pre-defined industry sectors identified by management.

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

                  FOOD DIVISION

                           Piemans Pantry
                           Astoria Bakery
                           Seemann's Quality Meat Products
                           Gull Foods
                           Fifers Bakery

                  LEISURE DIVISION

                           SA Leisure
                           Galactex Outdoor
                           Republic Umbrella
                           Tradewinds

The Company also owns stakes in two other entities in the Internet and e-commerce related segment, Magnolia Broadband, Inc. and hotelsupplygroup.com. Each of these entities was inoperative during the quarter ended March 31, 2000.

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

The average rate for the South African Rand against the US Dollar for the period presented in this report is as follows:

                                        THREE MONTHS           THREE MONTHS
                                            ENDED                  ENDED
                                        MARCH 31, 2000        MARCH 31, 1999
                                        --------------        --------------
Rate of exchange vs $1                          6.42                  6.15
Depreciation                                    4.4%


                                         NINE MONTHS           NINE MONTHS
                                            ENDED                 ENDED
                                       MARCH 31, 2000        MARCH 31, 1999
                                        --------------        --------------
Rate of exchange vs $1                        6.22                  6.03
Depreciation                                  3.15%

The annual rate of inflation in South Africa for the year ended March 31, 2000 was approximately 3.4%

The result reflected below is therefore greater than inflation adjusted South African Rand for both revenue and earnings growth.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AS COMPARED TO THREE MONTHS ENDED MARCH 31,
1999

Revenues

Revenues for the three months ended March 31, 2000 increased by $0.88 million or 4.4% to $21.1 million as compared to $20.2 million for the three months ended March 31, 1999. For the three months ended March 31, 2000, revenues generated from Internet and e-commerce related businesses totaled $100,000, while revenues generated from the lifestyle products segment totaled $21.0 million.

Cost of goods sold

Cost of goods sold has increased as a percentage of revenues from 60% to 69.4%. This is in line with the fiscal year ended June 30, 1999 percentage of 69%. Generally, two operations in the

Lifestyle enhancing business sector have experienced difficulties during the current fiscal year, which resulted in lower than anticipated margins being achieved. Corrective action is being taken to address the margin deficiencies.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2000 increased by $5.2 million or 73.4% to $12.2 million as compared to $7.0 million for the three months ended March 31, 1999. This increase takes into account the operating expenses of our Internet travel related subsidiary that was acquired on January 1, 1999.

Loss on sale of investment in First SA Lifestyle Holdings limited

Loss realized on the disposal of the Leisure related companies to the food related companies occurred in October 1998. This merger of the two operations has given rise to First Lifestyle Holdings Limited, the lifestyle enhancing company.

Amortization of intangibles

Amortization of intangibles decreased from $0.7 million for the three months ended March 31, 1999 to $0.4 million for the three months ended March 31, 2000. This decrease is primarily due to the write off of intangibles arising on the acquisition of the Company's various businesses, which intangibles were no longer justifiable.

Depreciation

Depreciation increased from $0.5 million for the three months ended March 31, 1999 to $1.1 million for the three months ended March 31, 2000. This increase is due to the amortization of computer equipment in the Internet travel related business acquired in January 1999 and additional plant and machinery acquired in the Lifestyle sector to grow the sector organically.

Other income

Other income for the three months ended March 31, 2000 totaled $2.67 million and is primarily made up of unrealized gains on the Company's investment in LPI Limited. These gains resulted from the issuance of new shares by LPI Limited to new investors. These new investments were made at a higher valuation than the investments made by the Company and carried on the Company's financial statements.

Interest expense/(income)

Interest income of $0.4 million for the three months ended March 31, 2000 has increased by $0.86 million from an interest expense of $0.45 million for the three months ended March 31, 1999. This increase is primarily due to the conversion of debentures to shares during the quarter and the resultant reversal of a portion of the capital redemption reserve fund, which was being created for future debenture redemptions.

Provision for taxes on income

Our income tax provision decreased from $0.3 million for the three months ended March 31, 1999 to a credit of $0.3 million for the three months ended March 31, 2000. This credit arose due to the incurring of losses in a quiet trading period by some of the Lifestyle enhancing businesses, reversing some of the taxation provision required.

South African tax law does not permit the losses incurred in the internet travel related business and the corporate head office to be offset against the taxable income of the Lifestyle enhancing business segment.

Loss from discontinued operations

The loss resulted from the discontinuance of our industrial products and packaging business segments. We decided to discontinue these segments during the fiscal year ended June 30, 1999, as their performance was below average and these businesses were considered as non-core to the group.

Minority interest in consolidated subsidiary companies

The minority interest in our subsidiaries decreased from $0.9 million for the three months ended March 31, 1999 to a credit of $2.4 million for the three months ended March 31, 2000. This decrease is primarily due to the fact that after the recent equity infusion into LPI Limited, the minority interest in this company has assumed a positive balance, which results in these minorities absorbing a portion of the losses generated by that company. LPI Limited is primarily incurring marketing expenditure whilst it is still in its growth phase. The percentage of LPI Limited's losses absorbed by minorities during the current quarter was 43.3%.

Net (loss)/income

As a result of the above, the Company has achieved a loss of $1.37 million as compared to a loss of $2.46 million for the comparative quarter in the prior year.

The Internet travel related business is undergoing extensive development and presently does not generate significant revenues, thereby contributing a significant loss for the quarter. These losses are expected to continue for the foreseeable future.

The Internet travel related business contributed a loss of $4.02 million to the group after taking into account the minority interests. The remaining gain represents profits from the Lifestyle enhancing business sector, corporate home office expenses and unrealized gains on the Company's investment in LPI Limited.

NINE MONTHS ENDED MARCH 31, 2000 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 1999

Revenues

Revenues for the nine months ended March 31, 2000 increased by $8.34 million or 12.7% to $73.87 million as compared to $65.5 million for the nine months ended March 31, 1999. For the nine months ended March 31, 2000, revenues generated from Internet and e-commerce related businesses totaled $200,000, while revenues generated from the lifestyle products segment totaled $73.67 million.

This growth in revenue was generated primarily from the Lifestyle enhancing business segment which has improved revenue 17% in South African Rand terms after factoring out the effects of the deterioration in the currency over the respective quarters, which is significantly better than inflation. This growth in revenue is attributable to increased market share in the South African market as well as a significant improvement in exports to European destinations. The current focus of the Lifestyle enhancing businesses is to improve export revenues where significant future growth is expected.

Cost of goods sold

Cost of goods sold has increased as a percentage of revenues from 60.6% to 66.9%. This reflects a slight improvement over the fiscal year ended June 30, 1999 percentage of 69%. As mentioned previously, two operations in the Lifestyle enhancing business sector have experienced difficulties during the current fiscal year, which resulted in lower than anticipated margins being achieved. Corrective action is being taken to address the margin deficiencies.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended March 31, 2000 increased by $7.9 million or 36.6% to $29.6 million as compared to $21.7 million for the nine months ended March 31, 1999. This increase takes into account the operating expenses of our Internet travel related subsidiary which was acquired on January 1, 1999.

Loss on sale of investment in First SA Lifestyle Holdings limited

Loss realized on the disposal of the leisure related companies to the food related companies occurred in October 1998. This merger of the two operations has given rise to First Lifestyle Holdings Limited, the lifestyle enhancing company, mentioned previously.

Amortization of intangibles

Amortization of intangibles increased from $1.32 million for the nine months ended March 31, 1999 to $1.33 million for the nine months ended March 31, 2000.

Depreciation

Depreciation increased from $1.87 million for the nine months ended March 31, 1999 to $3.01 million for the nine months ended March 31, 2000. This increase is due to the amortization of computer equipment in the Internet travel related business acquired in January 1999 as well as depreciation on plant and machinery required for organic expansion.

Other income

Other income for the nine months ended March 31, 2000 totaled $9.8 million and is primarily made up of unrealized gains on the Company's investment in LPI Limited. These gains resulted from the issuance of new shares by LPI Limited to new investors. These new investments were made at a higher valuation than the investments made by the Company and carried on the Company's financial statements.

Interest expense/(income)

Interest expense of $0.1 million for the nine months ended March 31, 2000 has decreased by $0.03 million from an interest expense of $0.13 million for the nine months ended March 31, 1999.

Provision for taxes on income

Our income tax provision decreased from $1.65 million for the nine months ended March 31, 1999 to $1.6 million for the nine months ended March 31, 2000. This increase is after accounting for the decrease in the South African tax rate from 35% to 30% during 1999. The taxation charge represents the taxation charge incurred by the Lifestyle enhancing business segment, which has reflected increased taxable income over the comparative period in the prior year.

South African tax law does not permit the losses incurred in the internet travel related business and the corporate head office to be offset against the taxable income of the Lifestyle enhancing business segment.

Loss from discontinued operations

The loss resulted from the operations of our currently discontinued industrial products and packaging business segments. We decided to discontinue these segments during the fiscal year ended June 30, 1999 year as their performance was below average and these businesses were considered as non-core to the group.

Minority interest in consolidated subsidiary companies

The minority interest in our subsidiaries decreased from $2.4 million for the nine months ended March 31, 1999 to a credit of $1.7 million for the nine months ended March 31, 2000. This decrease is primarily due to the fact that after the recent equity infusion into LPI Limited, the minority interest in this company has assumed a positive balance, which resulted in these minorities absorbing a portion of the losses generated by that company. LPI Limited is primarily incurring marketing expenditure whilst it is still in its growth phase. The percentage of LPI Limited's losses absorbed by minorities during the current period was 43.3%.

Net (loss)/income

As a result of the above, the Company has achieved a profit of $0.3 million as compared to a loss of $4.6 million for the comparative period in the prior year.

The Internet travel related business is undergoing extensive development and presently does not generate significant revenues, thereby contributing a significant proportion of the quarter's loss. These losses are expected to continue for the foreseeable future.

The Internet travel related business contributed a loss of $9.3 million to the group after taking into account the minority interests. The remaining gain represents profits from the Lifestyle enhancing business sector, corporate home office expenses and unrealized gains on the Company's investment in LPI Limited.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $17.6 million from $20.8 million to $38.4 million. The increase is primarily as a result of the additional $20 million injection of capital by minorities into LPI Limited and an additional $20 million capital injection into the Company by strategic equity partners. The Lifestyle enhancing products segments utilized $1.052 million of cash, primarily due to a significant dividend payment during the current year. The Internet travel related business still requires significant cash resources as it incurs primarily marketing expenditure in developing its future potential.

Working capital increased by $22.9 million to $51.2 million at March 31, 2000 from $28.278 million at June 30, 1999. This is primarily as a result of the increase in cash resources due to capital injections from strategic equity partners. Accounts receivable has increased by $1.7 million over June 30, 1999. This has been partially funded by an increase in accounts payable by $1.25 million over June 30, 1999.

At March 31, 2000, the Company had borrowings of $19.98 million which has decreased from $33.598 million. This includes the conversion from loan funds to equity of $4.8 million of debt owing to the minority shareholders of LPI Limited. The remaining reduction resulted from the conversion of convertible debentures to equity.

Cash flow from operations for the nine months ended March 31 2000, excluding non-cash charges, resulted in the utilization of $15.2 million, primarily utilized to fund the losses in the Internet travel related business. Investing activities undertaken by the group resulted in the generation of an additional $15.8 million during the year. This included the funds received from the minority shareholders in LPI Limited. The financing activities undertaken by the group resulted in a net capital injection of $18.1 million, sourced primarily from the capital injection into the Company by strategic equity partners.

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

LPI Limited currently incurs operational losses of approximately $2.2 million per month with minimal revenues being realized, due to the nature and stage of growth of the business and the Internet travel related industry. These costs are expected to increase over the following few months. These operational losses which are being generated by LPI Limited need to be funded by further injections of capital. There is no assurance that the Company will be able to secure such funding.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The Company does however recognize market risk from interest rate, foreign currency exchange and commodity price exposure.

INTEREST RATE RISK

At March 31, 2000 approximately $2.2 million of the Company's long term debt, specifically the borrowings in First Lifestyle Holdings Limited, bear interest at variable rates. Similarly, the cash resources of the Company earn interest at variable rates. Accordingly, the Company's net income and after tax cash flows are affected by fluctuations in interest rates. Assuming the current level of cash resources and borrowings at variable interest rates and assuming a two percentage point decrease in the average interest rate under these borrowings and cash resources, it is estimated that the net effect on interest would be a reduction in interest earned of $330,000, resulting in a reduction in the Company's net income and after tax cash flow of $231,000. Any adverse changes in interest rates would likely result in management taking action to mitigate the Company's exposure. However, due to the uncertainty of the actions that management would take and their possible effects, this analysis assumes no action is taken. There are also no assurances that decrease or increases in interest rates will not exceed possible projections.

FOREIGN CURRENCY RISK

The primary operations of the Company are based in South Africa and most of the economic activity of the Company is denominated in South African Rand. This exposes the Company to market risk with respect to fluctuations in the relative value of the South African Rand against the US Dollar. Certain of this risk are covered through the purchase of foreign exchange contracts.

COMMODITY PRICE RISK

The Lifestyle enhancing products segment of the Company makes use of several commodity products.

PROCESSED FOODS

The main ingredient in many of the processed food products manufactured by the Company includes raw produce such as meat, potatoes, vegetables and other staple products. These food groups are commodities whose prices are largely dependent on demand and supply. The supply of these products is also dependent on environmental factors such as weather conditions and rainfall patterns. While these price fluctuations will impact on the input cost of the products produced, these are not expected to have a material impact on the profitability of the Company due to the pass through of commodity price increases to customers.

LEISURE PRODUCTS

The Leisure products side of the Company makes use of processed raw materials such as polypropylene, as well as natural resources such as timber. The price of polypropylene is determined on an import parity basis in South Africa, which means that worldwide surpluses and shortages are factored into the product pricing. This results in fluctuations of the price of this material from time to time. These price fluctuations impact on the per unit input cost of the products produce. Management therefore mitigates this risk by entering into pricing agreements with suppliers to limit the effects of any adverse movements in the commodity price.

Timber as a natural resource is subject to sustainability requirements and is also dependent on environmental factors such as weather conditions and rainfall patterns. The price of timber may fluctuate depending on supply and demand, which has an impact on the input price of our products produced. In order to mitigate this risk, management enters into supply arrangements with suppliers wherever possible, including pricing terms. In addition, raw material input prices may be passed onto customers where the factors governing such price fluctuations are outside of the control of the Company.

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

6. PART II  - OTHER INFORMATION

ITEM 6:  Exhibits and Reports on Form 8-K

         (a)      Exhibit

                  10.1 Employment Agreement dated as of April 12, 2000 between the Company and Clive Kabatznik
                  10.2 Securities Purchase Agreement dated as of April 14, 2000 between Magnolia Broadband, Inc. and the Company
                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K filed during quarter ended March 31, 2000:

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date:  May 12, 2000

                                         LEISUREPLANET HOLDINGS, LTD.


                                         /s/ Clive Kabatznik
                                         ----------------------------------
                                         Clive Kabatznik
                                         Chief Executive Officer, President
                                         and Chief Financial Officer