Form 10-Q/A
period 2000-03-31
LEISUREPLANET HOLDINGS LTD
filed 2000-05-18
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                AMENDMENT NO. 1

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

         Unaudited Consolidated Statements of Income/(loss) and
         Comprehensive Income/(loss) for the three and nine months ended March 31, 2000 and 1999

         Unaudited Consolidated statements of Cash Flows for the nine months ended March 31, 2000 and 1999

         Unaudited Consolidated Statement of Changes in Stockholders Investment for the period June 30, 1999 to March 31, 2000

         Notes to the Unaudited Consolidated Financial Statements


SIGNATURES

THE PURPOSE OF THIS AMENDMENT IS TO CORRECT CERTAIN TYPOGRAPHICAL ERRORS MADE IN THE FINANCIAL STATEMENTS INCLUDED AS PART OF THE QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000 AS ORIGINALLY FILED ON MAY 15, 2000.

                          LEISUREPLANET HOLDINGS, LTD.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
--------------------------------------------------------------------------------
                                                                                                JUNE 30,
                                                                        MARCH 31, 2000            1999
                                                                       ------------------- -------------------
                                                                                      (DOLLARS)
                                                                       ---------------------------------------
CURRENT ASSETS
     Cash on hand                                                            38,406,792           20,813,301
     Trade accounts receivable                                               15,065,992           13,388,561
     Less: Allowances for bad debts                                            (388,599)            (443,172)
                                                                      -------------------- --------------------
                                                                             14,677,393           12,945,389
     Inventories (net)                                                        8,948,699            9,152,575
     Prepaid expenses and other current assets                               25,677,364            5,236,587
     Deferred income taxes                                                            -              539,884
                                                                      -------------------- --------------------
              TOTAL CURRENT ASSETS                                           87,710,248           48,687,736
Property, plant and equipment                                                31,681,481           30,777,399
Less: Accumulated depreciation                                              (12,619,664)         (11,488,982)
                                                                      -------------------- --------------------
                                                                             19,061,817           19,288,417
Intangible assets (net)                                                      27,549,000           34,024,745
Deferred charges (net)                                                          269,909              868,944
Other assets                                                                     37,075               33,988
                                                                      -------------------- --------------------
                                                                            134,628,049          102,903,830
                                                                      ==================== ====================
LIABILITIES AND STOCKHOLDERS INVESTMENT
--------------------------------------------------------------------------------
                                                                                                JUNE 30,
                                                                        MARCH 31, 2000            1999
                                                                       ------------------- -------------------
                                                                                      (DOLLARS)
                                                                       ---------------------------------------
CURRENT LIABILITIES
     Bank overdraft payable                                                     441,803                   -
     Current portion of long term debt                                          996,523           3,088,435
     Trade accounts payable                                                  10,311,397           9,058,811
     Other provisions and accruals                                            3,999,436           4,618,283
     Dividends payable                                                                -           1,870,959
     Other taxes payable                                                        222,055             558,669
     Income tax payable                                                         566,634           1,214,292
                                                                             ----------           ---------

              TOTAL CURRENT LIABILITIES                                      16,537,848          20,409,449
Long term debt                                                               19,981,484          33,598,244
Deferred income taxes                                                         1,205,985           1,551,724
                                                                             ----------           ---------
                                                                             37,725,317          55,559,417
                                                                             ==========          ==========
Minority stockholders investment                                             45,144,428          32,198,314
Preferred stock                                                              23,224,530           9,891,197

STOCKHOLDERS' INVESTMENT
Capital stock:
     A class common stock, $0.01 par value - authorized 23,000,000
     shares, issued and outstanding 8,363,676 shares                             83,636              53,832

     B class common stock, $0.01 par value - authorized 2,000,000
     shares, issued and outstanding 946,589 shares                                9,466               9,466

     FSAH B Class common stock                                                      599                 580

     Preferred stock, $0.01 par value - authorized 5,000,000 shares,
     issued and outstanding nil shares                                                -                   -

     Capital in excess of par                                                51,081,196          22,971,261
Retained earnings/(loss)                                                     (2,698,777)         (3,084,700)
                                                                             ----------          ----------
                                                                             48,476,120          19,950,439
Foreign currency translation adjustments                                    (19,942,346)        (14,695,537)
                                                                            -----------         -----------
                                                                             28,533,774           5,254,902
                                                                            134,628,049         102,903,830
                                                                            ===========         ===========


                          LEISUREPLANET HOLDINGS, LTD.

           CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE
               INCOME/(LOSS) FOR THE THREE MONTHS ENDED MARCH 31,

                                                                                                             1999
                                                                                        2000               RESTATED
                                                                                 -------------------  -------------------
                                                                                                 (DOLLARS)
Revenues                                                                               21,100,519           20,221,736
Operating expenses

     Cost of sales                                                                     14,648,524           12,195,024
     Selling, general and administrative costs                                         12,167,952            7,038,218
     Loss on sale of investment in First SA Lifestyle Holdings Limited                          -            1,094,190
     Amortization of intangibles                                                          404,462              754,877
     Depreciation                                                                       1,063,819              536,429
                                                                                 -------------------  -------------------
                                                                                       28,284,757           21,618,738
                                                                                 -------------------  -------------------
Operating loss                                                                         (7,184,238)          (1,397,002)
Other income                                                                            2,677,666              442,348
Interest income/(expense)                                                                 413,425             (444,742)
                                                                                 -------------------  -------------------
Loss from consolidated companies before income taxes and minority interests            (4,093,147)          (1,399,396)
Provision for taxes on income                                                             302,617             (294,056)
                                                                                 -------------------  -------------------
Loss from continuing operations before minority interests                              (3,790,530)          (1,693,452)
Minority interest in consolidated subsidiary companies                                  2,423,463             (855,696)
                                                                                 -------------------  -------------------
Loss from continuing operations                                                        (1,367,067)          (2,549,148)
Income from discontinued operations                                                             -               85,596
                                                                                 -------------------  -------------------
Net (loss)/income                                                                      (1,367,067)          (2,463,552)
Other comprehensive (loss)/income
         Foreign currency translation difference                                       (4,076,618)           1,031,350
                                                                                 -------------------  -------------------
Comprehensive loss                                                                     (5,443,685)          (1,432,202)
                                                                                 -------------------  -------------------
Basic loss per share from continuing operations                                           ($0.15)               ($0.42)
Basic earnings per share from discontinued operations                                           -                 0.01
                                                                                 -------------------  -------------------
Total basic loss per share                                                                ($0.15)               ($0.41)
Diluted loss per share from continuing operations                                         ($0.15)               ($0.42)
Diluted earnings per share from discontinued operations                                         -                 0.01
                                                                                 -------------------  -------------------
Total diluted loss per share                                                              ($0.15)               ($0.41)
                                                                                 -------------------  -------------------

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
                                                                                     ------------------ ------------------

Diluted earnings per share for 1999 has not been reflected as the result is anti-dilutive

                          LEISUREPLANET HOLDINGS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31

                                                                                                                  1999
                                                                                               2000             RESTATED
                                                                                                      (DOLLARS)
Cash flows from operating activities:
     Net Income/(loss)                                                                            341,669         (4,555,064)
     Loss from discontinued operations                                                                -              841,831
                                                                                         ----------------- ------------------
     Loss from continuing operations                                                              341,669         (3,713,233)
       ADJUSTMENTS TO RECONCILE LOSS TO NET CASH (UTILIZED)/GENERATED BY OPERATING
       ACTIVITIES:
         Depreciation and amortization                                                          4,337,934          3,192,880
         Deferred income taxes                                                                    291,528            250,076
         Net loss on sale of assets                                                                63,167                  -
         Net gain on sale of portion of investment in First Lifestyle Holdings                         -           (747,093)

          Net loss/(gain) on transactions with minorities                                     (13,572,877)        (2,976,622)
          Effect of changes in current assets and current liabilities                          (5,363,601)        (6,202,985)
          Minority interest in consolidated subsidiary companies                               (1,688,190)         2,622,490

          Creation of debenture redemption reserve fund                                           393,750            562,500
                                                                                         ----------------- ------------------
Net cash utilized by continuing operating activities                                          (15,196,620)        (7,011,987)
Net cash utilized by discontinued operations                                                            -          (841,831)
                                                                                         ----------------- ------------------
Net cash utilized by operating activities                                                     (15,196,620)        (7,835,818)
                                                                                         ----------------- ------------------
Cash flows from investing activities:
     Proceeds on minority shares issued in LPI Limited                                         20,844,442                  -
     Proceeds on minority shares issued in First Lifestyle
         Holdings Limited                                                                          16,645                  -
     Proceeds on dilution in First SA Lifestyle holdings Limited                                         -        10,352,556
     Proceeds on First Lifestyle Holdings shares sold                                             437,773                  -
     Additional shares in First Lifestyle Holdings acquired                                              -           (33,655)
     Additional intangibles acquired                                                           (1,103,008)           (17,896)
     Additions to property, plant and equipment                                                (4,447,356)        (2,794,041)
     Proceeds on disposal of property, plant and equipment                                         36,445            482,766
     Restraint of trade payments                                                                         -        (1,385,197)
     Additional purchase price payments                                                                  -        (2,484,510)
     Other assets acquired                                                                         (6,190)          (175,812)
     Acquisition of subsidiaries (net of cash)                                                           -        (2,434,902)
     Proceeds on disposal of subsidiary (Net of cash of $10,562)                                         -            14,189
                                                                                         ----------------- ------------------
Net cash realized by investing activities                                                      15,778,751          1,523,498
                                                                                         ----------------- ------------------
Cash flows from financing activities:
     Net borrowings in bank overdrafts                                                            466,057            739,916
     Repayments of long term debt                                                              (1,516,732)        (1,775,955)
     Repayments of short term debt                                                             (1,942,165)        (1,314,396)
     Proceeds on preference stock issued                                                                 -         9,891,197
     Proceeds/(redemption)on stock issues                                                      21,101,884         (1,900,574)
                                                                                         ----------------- ------------------
Net cash provided in financing activities                                                      18,109,044          5,640,188
Effect of exchange rate changes on cash                                                        (1,097,684)         4,040,042
                                                                                        ------------------ ------------------
Cash generated by operations                                                                   17,593,491          3,367,910
Cash on hand at beginning of period                                                            20,813,301         17,948,991
                                                                                        ------------------ ------------------
Cash on hand at end of period                                                                  38,406,792         21,316,901
                                                                                        =================  =================

                          LEISUREPLANET HOLDINGS, LTD.

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                             STOCKHOLDERS INVESTMENT

                                                                                              FIRST SOUTH
                                                        LEISUREPLANET      LEISUREPLANET        AFRICAN
                                                        HOLDINGS, LTD.    HOLDINGS, LTD.       HOLDINGS B
                                                        A CLASS COMMON    B CLASS COMMON      CLASS COMMON       CAPITAL IN
                                                            STOCK              STOCK             STOCK         EXCESS OF PAR
                                                       ----------------  -----------------   -------------    ----------------
                                                                                                                 (DOLLARS)

Balance at June 30, 1999                                    53,832             9,466                580           22,971,261

Options exercised                                              800                 -                  -              159,200
Debentures converted                                           165                 -                  -               98,835
Share issue expenses written off                                 -                 -                  -              (25,092)
Net loss                                                         -                 -                  -                    -
Translation difference                                           -                 -                  -                    -
                                                         ----------        -----------         ---------          ----------
Balance at September 30, 1999                               54,797             9,466                580           23,204,204
Options exercised                                              255                 -                  -              120,870
Debentures converted                                         3,585                 -                  -            2,147,409
A warrants exercised                                           724                 -                  -              476,626

Escrow shares issued                                         5,905                 -                  -               (5,905)

New shares issued                                           13,793                 -                  -           19,986,207
FSAH B class shares issued                                       -                 -                 19              567,842
Share issue expenses incurred                                    -                 -                  -             (896,382)
Net profit                                                       -                 -                  -                    -
Dividends reversed                                               -                 -                  -                    -
Translation difference                                           -                 -                  -                    -
                                                         ----------        -----------         ---------          ----------
Balance at December 31, 1999 carried forward                79,059             9,466                599           45,600,871
                                                         ==========        ===========        ==========          ==========

                                                                               OTHER
                                                                           COMPREHENSIVE
                                                                           (LOSS) /INCOME
                                                                              (FOREIGN
                                                                              CURRENCY
                                                           RETAINED         TRANSLATION
                                                        (LOSS)/EARNINGS     ADJUSTMENTS)         TOTAL
                                                       -----------------   -------------     --------------




Balance at June 30, 1999                                 (3,084,700)       (14,695,537)        5,254,902

Options exercised                                                 -                  -           160,000
Debentures converted                                              -                  -            99,000
Share issue expenses written off                                  -                  -           (25,092)
Net loss                                                 (2,833,436)                 -        (2,833,436)
Translation difference                                            -            518,541           518,541
                                                         ----------        -----------         ---------
Balance at September 30, 1999                            (5,918,136)       (14,176,996)        3,173,915
Options exercised                                                 -                  -           121,125
Debentures converted                                              -                  -         2,150,994
A warrants exercised                                              -                  -           477,350
Escrow shares issued                                              -                  -                 -
New shares issued                                                 -                  -        20,000,000
FSAH B class shares issued                                        -                              567,861
Share issue expenses incurred                                     -                  -          (896,382)
Net profit                                                4,542,176                  -         4,542,176
Dividends reversed                                           44,250                  -            44,250
Translation difference                                            -         (1,688,732)       (1,688,732)
                                                         ----------        -----------         ---------
Balance at December 31, 1999 carried forward             (1,331,710)       (15,865,728)       28,492,557
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
                                                          ==========        ===========        ==========       ===========

                                                                               OTHER
                                                                             COMPREHENSIVE
                                                                            (LOSS) /INCOME
                                                                           (FOREIGN CURRENCY
                                                             RETAINED         TRANSLATION
                                                         (LOSS)/EARNINGS     ADJUSTMENTS)          TOTAL
                                                      - ------------------  ----------------   ------------
Balance at December 31, 1999 brought forward              (1,331,710)       (15,865,728)       28,492,557

Options exercised                                                  -                  -           353,875

Warrants exercised                                                 -                  -         1,071,756

Escrow shares reversed                                             -                  -                 -

Debentures converted                                               -                  -         4,959,271

Share issue expenses incurred                                      -                  -          (900,000)

Net loss                                                  (1,367,067)                 -        (1,367,067)

Translation difference                                             -         (4,076,618)       (4,076,618)
                                                         ----------        -----------        ----------
Balance at March 31, 2000                                 (2,698,777)       (19,942,346)       28,533,774
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

Date:  May 18, 2000

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