Form 10-Q/A
period 2000-03-31
LEISUREPLANET HOLDINGS LTD
filed 2000-07-20
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 2

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

             Bermuda                                    Not Applicable
--------------------------------------------------------------------------------
 (State or Other Jurisdiction of               (IRS Employer Identification No.)
 Incorporation or Organization)

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

The number of shares of common stock outstanding as of July 18, 2000 was 8,391,899.

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

            Unaudited Consolidated Statements of Income/(loss) and Comprehensive Income/(loss) for the three and nine months ended March 31, 2000 and 1999

            Unaudited Consolidated statements of Cash Flows for the nine months ended March 31, 2000 and 1999

            Unaudited   Consolidated   Statement  of  Changes  in   Stockholders
            Investment for the period June 30, 1999 to March 31, 2000

            Notes to the Unaudited Consolidated Financial Statements

SIGNATURES

THE PURPOSE OF THIS AMENDMENT IS TO REFLECT A RECLASSIFICATION ON THE COMPANY'S UNAUDITED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2000 FROM PREFERRED STOCK TO MINORITY STOCKHOLDERS INVESTMENT, AS SET FORTH IN FOOTNOTE 5 TO THE FINANCIAL STATEMENTS.

                          LEISUREPLANET HOLDINGS, LTD.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                  JUNE 30,
                                                                             MARCH 31, 2000         1999
                                                                             --------------  --------------
                                                                                        (DOLLARS)
                                                                             ------------------------------
CURRENT ASSETS
     Cash on hand                                                            38,406,792           20,813,301
     Trade accounts receivable                                               15,065,992           13,388,561
     Less: Allowances for bad debts                                            (388,599)            (443,172)
                                                                             ----------           ----------
                                                                             14,677,393           12,945,389
     Inventories (net)                                                        8,948,699            9,152,575
     Prepaid expenses and other current assets                               25,677,364           5,236,587
     Deferred income taxes                                                            -             539,884
                                                                             ----------           ----------
              TOTAL CURRENT ASSETS                                           87,710,248           48,687,736
Property, plant and equipment                                                31,681,481           30,777,399
Less: Accumulated depreciation                                              (12,619,664)         (11,488,982)
                                                                             ----------           ----------
                                                                             19,061,817           19,288,417
Intangible assets (net)                                                      27,549,000           34,024,745
Deferred charges (net)                                                          269,909              868,944
Other assets                                                                     37,075               33,988
                                                                             ----------           ----------
                                                                            134,628,049          102,903,830
                                                                            ===========          ===========
                     LIABILITIES AND STOCKHOLDERS INVESTMENT
--------------------------------------------------------------------------------
                                                                                                  JUNE 30,
                                                                             MARCH 31, 2000         1999
                                                                             --------------  --------------
                                                                                        (DOLLARS)
                                                                             ------------------------------
CURRENT LIABILITIES
     Bank overdraft payable                                                     441,803                   -
     Current portion of long term debt                                          996,523           3,088,435
     Trade accounts payable                                                  10,311,397           9,058,811
     Other provisions and accruals                                            3,999,436           4,618,283
     Dividends payable                                                                -           1,870,959
     Other taxes payable                                                        222,055             558,669
     Income tax payable                                                         566,634           1,214,292
                                                                             ----------          ----------
              TOTAL CURRENT LIABILITIES                                      16,537,848          20,409,449
Long term debt                                                               19,981,484          33,598,244
Deferred income taxes                                                         1,205,985           1,551,724
                                                                             ----------          ----------
                                                                             37,725,317          55,559,417
                                                                             ==========          ==========
Minority stockholders investment                                             58,477,761          32,198,314
Preferred stock                                                               9,891,197           9,891,197
STOCKHOLDERS' INVESTMENT
Capital stock:

     A class common stock, $0.01 par value - authorized 23,000,000
     shares, issued and outstanding 8,363,676 shares                             83,636              53,832

     B class common stock, $0.01 par value - authorized 2,000,000
     shares, issued and outstanding 946,589 shares                                9,466               9,466

     FSAH B Class common stock                                                      599                 580

     Preferred stock, $0.01 par value - authorized 5,000,000 shares,
     issued and outstanding nil shares                                                -                   -

     Capital in excess of par                                                51,081,196          22,971,261
Retained earnings/(loss)                                                     (2,698,777)         (3,084,700)
                                                                             ----------          ----------
                                                                             48,476,120          19,950,439
Foreign currency translation adjustments                                    (19,942,346)        (14,695,537)
                                                                            -----------         -----------
                                                                             28,533,774           5,254,902
                                                                            134,628,049         102,903,830
                                                                            ===========         ===========

                          LEISUREPLANET HOLDINGS, LTD.

           CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE
               INCOME/(LOSS) FOR THE THREE MONTHS ENDED MARCH 31,

                                                                                                                      1999
                                                                                                 2000               RESTATED
                                                                                              ----------           ----------
                                                                                                         (DOLLARS)
Revenues                                                                                        21,100,519           20,221,736
                                                                                                ==========           ==========
Operating expenses
     Cost of sales                                                                              14,648,524           12,195,024
     Selling, general and administrative costs                                                  12,167,952            7,038,218
     Loss on sale of investment in First SA Lifestyle Holdings Limited                                   -            1,094,190
     Amortization of intangibles                                                                   404,462              754,877
     Depreciation                                                                                1,063,819              536,429
                                                                                                ----------           ----------
                                                                                                28,284,757           21,618,738
                                                                                                ==========           ==========
Operating loss                                                                                  (7,184,238)          (1,397,002)
Other income                                                                                     2,677,666              442,348
Interest income/(expense)                                                                          413,425             (444,742)
Loss from consolidated companies before income taxes and minority interests
Provision for taxes on income                                                                   (4,093,147)          (1,399,396)
                                                                                                   302,617             (294,056)
                                                                                                ----------           ----------
Loss from continuing operations before minority interests                                       (3,790,530)          (1,693,452)
Minority interest in consolidated subsidiary companies                                           2,423,463             (855,696)
                                                                                                ----------           ----------
Loss from continuing operations                                                                 (1,367,067)          (2,549,148)
Income from discontinued operations                                                                      -               85,596
                                                                                                ----------           ----------
Net (loss)/income                                                                               (1,367,067)          (2,463,552)
Other comprehensive (loss)/income
         Foreign currency translation difference                                                (4,076,618)           1,031,350
                                                                                                ----------           ----------
Comprehensive loss                                                                              (5,443,685)          (1,432,202)
                                                                                                ----------           ----------
Basic loss per share from continuing operations                                                    ($0.15)              ($0.42)
Basic earnings per share from discontinued operations                                                    -                0.01
                                                                                                ----------           ----------
Total basic loss per share                                                                         ($0.15)              ($0.41)
Diluted loss per share from continuing operations                                                  ($0.15)              ($0.42)
Diluted earnings per share from discontinued operations                                                  -                0.01
                                                                                                ----------           ----------
Total diluted loss per share                                                                       ($0.15)              ($0.41)

Diluted earnings per share have not been reflected, as the result is anti-dilutive.

                          LEISUREPLANET HOLDINGS, LTD.
           CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE
                INCOME/(LOSS) FOR THE NINE MONTHS ENDED MARCH 31,

                                                                                                                1999
                                                                                             2000              RESTATED
                                                                                      ------------------   ------------------
                                                                                                    (DOLLARS)
                                                                                      ---------------------------------------
Revenues                                                                                     73,877,806         65,533,336
                                                                                             ==========         ==========
Operating expenses
     Cost of sales                                                                           49,403,704         39,736,935
     Selling, general and administrative costs                                               29,542,007         21,662,051
     Loss on sale of investment in First SA Lifestyle Holdings Limited                                -          1,094,190
     Amortization of intangibles                                                              1,323,843          1,318,037
     Depreciation                                                                             3,014,091          1,874,843
                                                                                              ---------          ---------
                                                                                             83,283,645         65,686,056
                                                                                             ==========         ==========
Operating loss                                                                               (9,405,839)          (152,720)
Other income                                                                                  9,754,465            582,254
Interest expense                                                                                (95,440)          (125,913)
                                                                                              ---------          ---------
Income from consolidated companies before income taxes and minority
interests                                                                                       253,186            303,621
Provision for taxes on income                                                                (1,599,707)        (1,647,484)
                                                                                             ----------         ----------
Income/(loss) from continuing operations before minority interests                           (1,346,521)        (1,343,863)
Minority interest in consolidated subsidiary companies                                        1,688,190         (2,369,370)
                                                                                              ---------         ----------
Income from continuing operations                                                               341,669         (3,713,233)
Income from discontinued operations                                                                   -           (841,831)
                                                                                              ---------         ----------
Net (loss)/income                                                                               341,669         (4,555,064)
Other comprehensive (loss)/income
         Foreign currency translation difference                                             (5,246,809)         2,173,564
                                                                                              ---------         ----------
Comprehensive income/(loss)                                                                  (4,905,140)        (2,381,500)
                                                                                              ---------         ----------
Basic loss per share from continuing operations                                                  $0.05             ($0.56)
Basic loss per share from discontinued operations                                                     -             (0.13)
                                                                                              ---------         ----------
Total basic loss per share                                                                       $0.05             ($0.69)
Diluted loss per share from continuing operations                                                $0.18             ($0.56)
Diluted loss per share from discontinued operations                                                   -             (0.13)
                                                                                              ---------         ----------
Total diluted loss per share                                                                     $0.18             ($0.69)
                                                                                              ---------         ----------
Diluted earnings per share for 1999 has not been reflected as the result is anti-dilutive

                          LEISUREPLANET HOLDINGS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31

                                                                                                                  1999
                                                                                               2000             RESTATED
                                                                                                      (DOLLARS)
Cash flows from operating activities:
     Net Income/(loss)                                                                          341,669         (4,555,064)
     Loss from discontinued operations                                                                -            841,831
     Loss from continuing operations                                                     -----------------  -----------------
       ADJUSTMENTS TO RECONCILE LOSS TO NET CASH (UTILIZED)/GENERATED BY OPERATING              341,669         (3,713,233)
       ACTIVITIES:

         Depreciation and amortization
         Deferred income taxes                                                                  4,337,934          3,192,880
         Net loss on sale of assets                                                               291,528            250,076
         Net gain on sale of portion of investment in First Lifestyle Holdings                     63,167                  -
          Net loss/(gain) on transactions with minorities                                               -           (747,093)
          Effect of changes in current assets and current liabilities                         (13,572,877)        (2,976,622)
          Minority interest in consolidated subsidiary companies                               (5,363,601)        (6,202,985)
          Creation of debenture redemption reserve fund                                        (1,688,190)         2,622,490
                                                                                                ----------         ----------
                                                                                                  393,750            562,500
                                                                                               ----------         ----------
Net cash utilized by continuing operating activities                                          (15,196,620)        (7,011,987)
Net cash utilized by discontinued operations                                                             -          (841,831)
                                                                                               ----------         ----------
Net cash utilized by operating activities                                                     (15,196,620)        (7,835,818)
                                                                                               ----------         ----------
Cash flows from investing activities:
     Proceeds on minority shares issued in LPI Limited                                          20,844,442                  -
     Proceeds on minority shares issued in First Lifestyle
         Holdings Limited                                                                           16,645                  -
     Proceeds on dilution in First SA Lifestyle holdings Limited                                         -        10,352,556
     Proceeds on First Lifestyle Holdings shares sold                                              437,773                  -
     Additional shares in First Lifestyle Holdings acquired                                              -           (33,655)
     Additional intangibles acquired                                                           (1,103,008)           (17,896)
     Additions to property, plant and equipment                                                (4,447,356)        (2,794,041)
     Proceeds on disposal of property, plant and equipment                                         36,445             482,766
     Restraint of trade payments                                                                         -        (1,385,197)
     Additional purchase price payments                                                                  -        (2,484,510)
     Other assets acquired                                                                         (6,190)          (175,812)
     Acquisition of subsidiaries (net of cash)                                                           -        (2,434,902)
     Proceeds on disposal of subsidiary (Net of cash of $10,562)                                         -            14,189
                                                                                                ----------         ----------
Net cash realized by investing activities                                                       15,778,751         1,523,498
                                                                                                ----------         ----------
Cash flows from financing activities:
     Net borrowings in bank overdrafts                                                            466,057            739,916
     Repayments of long term debt                                                              (1,516,732)        (1,775,955)
     Repayments of short term debt                                                             (1,942,165)        (1,314,396)
     Proceeds on preference stock issued                                                                 -         9,891,197
     Proceeds/(redemption)on stock issues                                                       21,101,884        (1,900,574)
                                                                                                ----------         ----------
Net cash provided in financing activities                                                       18,109,044         5,640,188
Effect of exchange rate changes on cash                                                        (1,097,684)         4,040,042
                                                                                                ----------         ----------
Cash generated by operations                                                                    17,593,491         3,367,910
Cash on hand at beginning of period                                                             20,813,301        17,948,991
                                                                                                ----------        ----------
Cash on hand at end of period                                                                   38,406,792        21,316,901
                                                                                                ==========        ==========

                          LEISUREPLANET HOLDINGS, LTD.

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                             STOCKHOLDERS INVESTMENT


                                                                                              FIRST SOUTH
                                                        LEISUREPLANET      LEISUREPLANET        AFRICAN
                                                        HOLDINGS, LTD.    HOLDINGS, LTD.       HOLDINGS B
                                                        A CLASS COMMON    B CLASS COMMON      CLASS COMMON       CAPITAL IN
                                                            STOCK              STOCK             STOCK         EXCESS OF PAR
                                                                                                                 (DOLLARS)
Balance at June 30, 1999                                    53,832             9,466                580           22,971,261
Options exercised                                              800                 -                  -              159,200
Debentures converted                                           165                 -                  -               98,835
Share issue expenses written off                                 -                 -                  -              (25,092)
Net loss                                                         -                 -                  -                    -
Translation difference                                           -                 -                  -                    -
Balance at September 30, 1999                               54,797             9,466                580           23,204,204
                                                        ----------         ---------          ---------           ----------
Options exercised                                              255                 -                  -              120,870
Debentures converted                                         3,585                 -                  -            2,147,409
A warrants exercised                                           724                 -                  -              476,626
Escrow shares issued                                         5,905                 -                  -               (5,905)
New shares issued                                           13,793                 -                  -           19,986,207
FSAH B class shares issued                                       -                 -                 19              567,842
Share issue expenses incurred                                    -                 -                  -             (896,382)
Net profit                                                       -                 -                  -                    -
Dividends reversed                                               -                 -                  -                    -
Translation difference                                           -                 -                  -                    -
                                                        ----------         ---------          ---------           ----------
Balance at December 31, 1999 carried forward                79,059             9,466                599           45,600,871
                                                        ==========         =========          =========           ==========

                                                                     OTHER
                                                                 COMPREHENSIVE
                                                                 (LOSS) /INCOME
                                                                    (FOREIGN
                                                                    CURRENCY
                                                 RETAINED         TRANSLATION
                                              (LOSS)/EARNINGS     ADJUSTMENTS)         TOTAL

Balance at June 30, 1999                         (3,084,700)       (14,695,537)        5,254,902
Options exercised                                         -                  -           160,000
Debentures converted                                      -                  -            99,000
Share issue expenses written off                          -                  -           (25,092)
Net loss                                         (2,833,436)                 -        (2,833,436)
Translation difference                                    -            518,541           518,541
Balance at September 30, 1999                    (5,918,136)       (14,176,996)        3,173,915
                                                 ----------        -----------         ---------
Options exercised                                         -                  -           121,125
Debentures converted                                      -                  -         2,150,994
A warrants exercised                                      -                  -           477,350
Escrow shares issued                                      -                  -                 -
New shares issued                                         -                  -        20,000,000
FSAH B class shares issued                                -                              567,861
Share issue expenses incurred                             -                  -          (896,382)
Net profit                                        4,542,176                  -         4,542,176
Dividends reversed                                   44,250                  -            44,250
Translation difference                                    -         (1,688,732)       (1,688,732)
                                                 ----------        -----------         ---------
Balance at December 31, 1999 carried forward     (1,331,710)       (15,865,728)       28,492,557
                                                 ==========        ===========        ==========

                                      -7-



                                                        LEISUREPLANET     LEISUREPLANET       FIRST SOUTH
                                                       HOLDINGS, LTD.     HOLDINGS, LTD.   AFRICAN HOLDINGS
                                                       A CLASS COMMON     B CLASS COMMON    B CLASS COMMON      CAPITAL IN
                                                            STOCK             STOCK              STOCK         EXCESS OF PAR
                                                         ------------      ------------       ------------     ------------
                                                                                                                 (DOLLARS)
Balance at December 31, 1999 brought forward                 79,059             9,466                599         45,600,871

Options exercised                                               745                                                 353,130

Warrants exercised                                            1,699                 -                  -          1,070,057

Escrow shares reversed                                       (4,700)                -                  -              4,700

Debentures converted                                          6,833                 -                  -          4,952,438

Share issue expenses incurred                                     -                 -                  -           (900,000)

Net loss                                                          -                 -                  -                  -

Translation difference                                            -                 -                  -                  -

Balance at March 31, 2000                                    83,636             9,466                599         51,081,196

                                                                                   OTHER
                                                                               COMPREHENSIVE
                                                                              (LOSS) /INCOME
                                                                             (FOREIGN CURRENCY
                                                               RETAINED         TRANSLATION
                                                           (LOSS)/EARNINGS     ADJUSTMENTS)          TOTAL
                                                            ------------      ------------       ------------
Balance at December 31, 1999 brought forward                    (1,331,710)       (15,865,728)       28,492,557

Options exercised                                                        -                  -           353,875

Warrants exercised                                                       -                  -         1,071,756

Escrow shares reversed                                                   -                  -                 -

Debentures converted                                                     -                  -         4,959,271

Share issue expenses incurred                                            -                  -          (900,000)

Net loss                                                        (1,367,067)                 -        (1,367,067)

Translation difference                                                   -         (4,076,618)       (4,076,618)

Balance at March 31, 2000                                       (2,698,777)       (19,942,346)       28,533,774


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

3.       INVENTORIES

         Inventories consist of the following:

                                                                           MARCH 31,          JUNE 30,
                                                                            2000                1999
                                                                          ---------          ---------
                                                                                    DOLLARS
     Finished goods                                                       4,307,613          4,655,361
     Work in progress                                                       515,983            587,544
     Raw materials and ingredients                                        3,087,475          2,983,298
     Supplies                                                             1,155,025          1,066,595
                                                                          ---------          ---------
     Inventories (Gross)                                                  9,066,096          9,292,798

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999



     Less:  Valuation allowances                                           (117,397)         (140,223)
                                                                           --------          --------
     Inventories (Net)                                                    8,948,699          9,152,575
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

5.       MINORITY STOCKHOLDERS INTEREST

         Included in Minority Stockholders Interest is an amount of $13,333,333 representing preferred shares of the Company's subsidiary, LPI Limited, issued to CNN. Subject to earlier vesting in certain cases, these preferred shares are convertible into ordinary shares of LPI Limited in two equal tranches on September 30, 2000 and September 30, 2001. Until such time as the preferred shares are converted, the preferred shares carry various preferential rights on the assets of LPI Limited.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999

6. EARNINGS PER SHARE

         Earnings/(loss) per share data is calculated as follows:

    BASIC LOSS PER SHARE FOR THE THREE MONTHS ENDED
    MARCH 31, 2000
    Net loss available to common stockholders                                                                    (1,367,067)
                                                                            SHARES          FRACTION OF      WEIGHTED AVERAGE
    DATES OUTSTANDING                                                    OUTSTANDING          PERIOD             SHARES
                                                                         -----------        ----------          ----------
    January 1, 2000                                                          8,852,536          1.00              8,852,536
    January 1, 2000 to March 31, 2000
    Options converted to shares during the quarter                              74,500          0.90                 66,973
    Warrants exercised during the quarter                                      169,911          0.40                 67,298
    Escrow shares reversed during the quarter                                 (469,975)         1.00               (469,975)
    Debentures converted into shares during the quarter                        683,293          0.71                485,566
                                                                             ---------                            ---------
    WEIGHTED AVERAGE SHARES                                                  9,310,265                            9,002,398
                                                                             =========                            =========


    BASIC LOSS PER SHARE FOR THE NINE MONTHS ENDED
    MARCH 31, 2000
    Net loss available to common stockholders                                                                       341,669
                                                                           SHARES           FRACTION OF     WEIGHTED AVERAGE
    DATES OUTSTANDING                                                    OUTSTANDING          PERIOD             SHARES
    July 1, 1999                                                            6,329,731          1.00               6,329,731
    July 1, 1999 to March 31, 2000
    New shares issued during the year                                       1,379,310         0.02                  473,194
    Options converted to shares during the year                               180,000         0.57                   97,317
    Escrow shares issued during the year                                      120,621         0.51                   80,561
    A Warrants exercised during the year                                      242,311         0.08                   49,856
    Debentures converted into shares during the year                        1,058,292         0.12                  312,526
                                                                             ---------                            ---------
    WEIGHTED AVERAGE SHARES                                                 9,310,265                             7,343,185
                                                                             =========                            =========

    BASIC LOSS PER SHARE FOR THE THREE MONTHS ENDED MARCH 31, 1999
    Net loss available to common stockholders from continuing
    operations                                                                                                   (2,549,148)
    Net income available to common stockholders from discontinued
    operations                                                                                                       85,596
                                                                                                                 ----------
    Total net loss                                                                                               (2,463,552)
                                                                                                                 ==========

                                                                           SHARES           FRACTION OF     WEIGHTED AVERAGE
    DATES OUTSTANDING                                                    OUTSTANDING          PERIOD             SHARES
    Balance at January 1, 1999                                             6,254,649           1.00              6,254,649
    Redemption of shares during the quarter                                 (142,918)          1.00                142,918
    Options converted to shares during the quarter                            25,500           1.00                 25,500
                                                                           ---------                             ---------
    WEIGHTED AVERAGE SHARES                                                6,137,231                             6,137,231
                                                                           =========                             =========

    BASIC  LOSS PER  SHARE FOR THE NINE  MONTHS  ENDED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                 MARCH 31,  1999
    Net loss available to common stockholders from
    continuing operations                                                                                    (3,713,233)
    Net loss available to common stockholders from discontinued
    operations                                                                                                 (841,831)
                                                                                                             ----------
    Total net loss                                                                                           (4,555,064)
                                                                                                             ----------
                                                                           SHARES           FRACTION OF     WEIGHTED AVERAGE
    DATES OUTSTANDING                                                    OUTSTANDING          PERIOD             SHARES
    -----------------                                                    -----------          ------             ------
    July 1, 1998                                                           7,472,324            1.00              7,472,324

    July 1 - September 30, 1998
    Additional purchase price payments                                       242,684            0.67                162,085
    Warrants converted to shares during the quarter                          127,200            0.96                122,558
    October 1 - December 31, 1998
    Redemption of escrow shares during the quarter                        (1,583,059)           0.51             (1,057,299)
    January 1 - March 31, 1999
    Redemption of shares during the quarter                                 (142,918)           0.33                (46,944)
    Options converted to shares during the quarter                            21,000            0.33                  6,898
    WEIGHTED AVERAGE SHARES                                                6,137,231                              6,659,622
    DILUTED LOSS PER SHARE FOR THE THREE MONTHS ENDED
    MARCH 31, 2000

    Net loss available to common stockholders                                                                    (1,367,067)
    Add impact of assumed conversions                                                                               401,832
                                                                                                                  ---------
    ADJUSTED NET INCOME                                                                                            (965,235)
                                                                                                                  ---------
    Weighted average shares                                                                                       9,002,398
    Warrants and options not yet exercised                                                                        1,795,774
    9% convertible debentures                                                                                       148,603
    Increasing rate debentures                                                                                    1,312,281
                                                                                                                  ---------
    ADJUSTED WEIGHTED AVERAGE SHARES                                                                             12,259,056
                                                                                                                 ==========

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999

    DILUTED LOSS PER SHARE FOR THE NINE MONTHS ENDED MARCH 31, 2000
    Net loss available to common stockholders                                                                       341,669
    Add impact of assumed conversions                                                                             1,628,401
                                                                                                                  ---------
    ADJUSTED NET INCOME                                                                                           1,970,070
                                                                                                                  ---------
    Weighted average shares                                                                                       7,343,185
    Warrants and options not yet exercised                                                                        1,312,751
    9% convertible debentures                                                                                       522,282
    Increasing rate debentures                                                                                    1,491,356
                                                                                                                  ---------
    ADJUSTED WEIGHTED AVERAGE SHARES                                                                             10,669,574
                                                                                                                 ==========
    DILUTED LOSS PER SHARE FOR THE THREE MONTHS ENDED MARCH 31, 1999
    Net loss available to common stockholders from continuing                                                    (2,549,148)
    operations                                                                                                      653,794
                                                                                                                    -------
    Add impact of assumed conversions                                                                            (1,895,354)
    Net income available to common stockholders from discontinued
    operations                                                                                                       85,596
                                                                                                                   ---------
    ADJUSTED NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                                                            (1,809,938)
                                                                                                                  ==========
    Weighted average shares                                                                                        6,137,231
    Warrants and options not yet exercised                                                                            19,852
    9% convertible debentures                                                                                        921,666
    Increasing rate debentures                                                                                     1,578,947
                                                                                                                   ---------
    ADJUSTED WEIGHTED AVERAGE SHARES                                                                               8,657,696
                                                                                                                   =========
    DILUTED  LOSS PER SHARE FOR THE NINE  MONTHS  ENDED  MARCH 31, 1999 Net loss
    available to common stockholders from continuing operations                                                  (3,713,233)
    Add impact of assumed conversions                                                                             1,633,757
                                                                                                                  ---------
                                                                                                                 (2,079,476)
    Net loss available to common stockholders from discontinued
    operations                                                                                                     (841,831)
    ADJUSTED NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                                                           (2,921,307)
                                                                                                                 ==========
    Weighted average shares                                                                                       6,659,622
    Warrants and options not yet exercised                                                                            6,617
    9% convertible debentures                                                                                       979,358
    Increasing rate debentures                                                                                    1,578,947
                                                                                                                  ---------
    ADJUSTED WEIGHTED AVERAGE SHARES                                                                              9,224,544
                                                                                                                 ==========


7.       SUBSEQUENT EVENTS

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

Date:  July 19, 2000

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