Form 10-K
period 2000-06-30
LEISUREPLANET HOLDINGS LTD
filed 2000-10-13
CIK 1003390

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 2000


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _____________


                         Commission file number 0-27494

                          LEISUREPLANET HOLDINGS, LTD.

               (formerly known as First South Africa Corp., Ltd.)
             --------------------------------------------------
            (Exact name of Registrant as specified in its charter)

               Bermuda                                      N/A
               -------                                      ---
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                   Identification No.)


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

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of September , 2000, was $ .

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

As of September , 2000, there were _____ shares of the Registrant's Common Stock outstanding and ______ shares of the Registrant's Class B Common Stock outstanding.

PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

    We are a holding company that seeks to acquire controlling stakes in Internet and technology related companies. We own a majority interest in Leisureplanet.com. Leisureplanet.com is a provider of international online travel services for leisure travelers. We are also the parent company of First South African Holdings (Pty.) Ltd. which maintains a majority interest in First Lifestyle Holdings. First Lifestyle Holdings is the owner of the companies through which we conduct our lifestyle products business. We are also the largest shareholder in Magnolia Broadband Wireless, a startup company which is developing fixed wireless broadband internet access products. We also own a majority interest in Hotelsupplygroup.com, a startup company which plans to provide various goods and services to hotels worldwide.

HISTORY

    We were founded in September 1995 to pursue opportunities in South Africa as an emerging market. We were originally organized to acquire, own and operate seasoned, closely held companies in South Africa with annual sales in the range of approximately $5 million to $50 million. Recently, we shifted our focus to the Internet, technology and e-commerce sectors and away from South Africa. We are currently engaged in the following industry segments:

        -   Internet and e-commerce services and technology; and

        -   Lifestyle products.

    In 2000 we have entered into an agreement to dispose of our operations in South Africa. The agreement contemplates our receiving approximately $36 million in cash, which we plan to use to retire certain of our debt, fund future acquisitions and fund various other corporate purposes. The agreement is subject to a number of conditions, including obtaining South African regulatory approvals and the buyer obtaining sufficient funding to complete the acquisition. Although we anticipate that these conditions will be met, they are beyond our control and therefore we cannot be certain that they will be met.

    In addition, in July 2000, Leisureplanet.com announced that it had sought the protection of the United Kingdom courts in an administrative procedure. Leisureplanet.com had hoped that this protection would facilitate the renegotiation of its various co-brand agreements and give it an opportunity to seek out a recapitalization of the company. Such a recapitalization was not realized and as a result, we have been forced to write down the value of our investment in Leisureplanet.com from $ to $ .

    As a result of these changes, and developments we have reestablished our investment criteria. We aim to acquire majority or controlling stakes in Internet related businesses and technology companies. These companies must be either profitable, or reasonably close to profitability. In the case of technology companies, we look for the opportunity to invest definable amounts with the expectation of realizing clearly marked milestones in terms of product development or marketing goals.

DESCRIPTION OF OUR CORE INDUSTRY SEGMENTS

INTERNET AND E-COMMERCE SERVICES AND TECHNOLOGY

    Through Leisureplanet.com, our international online travel services company, we offer our consumers a comprehensive online leisure travel service, including the ability to shop online for airline tickets, hotel rooms, car rentals and cruises. We have established a database of over 10,000 independent hotels, including 60,000 full color photographs of hotels, a series of travel guides covering 186 destinations in electronic format and a multilingual customer call center. Our proprietary technology and user-friendly interface enable customers to easily and quickly access travel information seven days a week. We primarily target our services to consumers outside of the United States; in particular in Europe. We do so by offering our services to our customers in their own language and by offering our users the opportunity to reserve hotel stays in independent hotels such as owner operated hotels and inns rather than only hotels which comprise a chain. We also offer users of our web sites in Europe a large volume of airline fares that have been specially negotiated by our fulfillment partners in Europe.

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

    For fiscal year ended June 30, 2000, our online travel services business had revenues of approximately $ _____ which accounted for approximately 1% of our revenues. Our online travel services business had a loss from operations of approximately $ ______ million for fiscal 2000.

    As a result of these and past losses, in recent months, Leisureplanet.com had sought to obtain additional financing from a variety of sources to fund its operations, including from various of its strategic partners. After the failure of those efforts to yield additional financing, on July 26, 2000, Leisureplanet.com announced that it had decided to shift its business strategy from business-to-consumer strategy to a business-to-business strategy. In addition, Leisureplanet.com has sought to renegotiate various of its co-branding agreements to reduce the expenses associated with those agreements. By doing the foregoing, Leisureplanet.com hopes to lower its expenses and capitalize on its content and other technology-oriented assets. The company also announced that it would continue to explore alternatives with various strategic partners, as well as opportunities for a sale or merger of the company with other industry players.

    On August 2, 2000, Leisureplanet.com announced that it had sought the protection of the United Kingdom courts in an administrative procedure. Leisureplanet.com had hoped that this protection would facilitate the renegotiation of its various co-brand agreements and give it an opportunity to seek out a recapitalization of the company. Such a recapitalization was not realized and as a result, we have been forced to write down the entire value of our investment in Leisureplanet.com from $ to $ _____ . Our participation in the online travel business has substantially ended and it is unlikely that we will make any further investments in the online travel sector in the foreseeable future.

    On April 14, 2000, we entered into a Securities Purchase Agreement with Magnolia Broadband, Inc. Magnolia is a start up company that is developing fixed wireless broadband solutions. Magnolia is seeking to develop technology the provides residential and small business users of the Internet with high speed access to Internet services at lower capital costs and with faster deployment. Magnolia will initially target its products in the United States and plans to later penetrate international markets.

    We invested $2,500,000 in Magnolia and received shares of preferred stock in Magnolia. We also received board representation rights and registration rights. The shares of Magnolia preferred stock we own are convertible into common stock of Magnolia, and we are entitled to voting rights on an as-converted basis, and certain preferred dividend, liquidation and anti-dilution rights. We initially own approximately 48% of Magnolia. Certain of the shares of the founders of Magnolia are subject to repurchase by Magnolia if the founders' employment with Magnolia terminates before October 15, 2002. Magnolia has reserved additional shares for issuance to founders, employees, consultants, directors and other investors. Assuming full issuance of such shares, our ownership interesting Magnolia will be reduced to 33%.

    We also own 51% of Hotelsupplygroup.com a business to business internet based e-commerce supplier to the hotel and catering industry. It initially plans to market a broad range of goods to the independent hotels currently under contract to Leisureplanet.com. The offers will be provided exclusively to these hotels both through the e-commerce platform, embodied at the hotelsupplygroup.com website, and through more traditional methods such as catalog and other offline marketing campaigns

OUR SOUTH AFRICAN LIFESTYLE PRODUCTS OPERATIONS

    We have recently entered into an agreement to dispose of our operations in South Africa. The agreement contemplates our receiving approximately $36 million in cash, which we plan to use to retire certain of our debt, fund future acquisitions and fund various other corporate purposes. The agreement is subject to a number of conditions, including obtaining South African regulatory approvals and the buyer obtaining sufficient funding to complete the acquisition. Although we anticipate that these conditions will be met, they are beyond our control and therefore we cannot be certain that they will be met. Until such time, if ever, that the agreement is completed, we will continue to own the companies that comprise our Lifestyle division.

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

    SA Leisure, Republic Umbrella, Galactex and Tradewinds Parasol are engaged in the manufacture and distribution of a variety of indoor and outdoor consumer products. Each of our indoor and outdoor consumer products companies is characterized by a focus on providing a broad spectrum of products to the South African retail market, with an increasing emphasis on exports as well. We sell to South Africa's leading retail chains. SA Leisure manufactures a wide range of injection molded consumer items. SA Leisure's product line includes over 100 products ranging from injection molded household products such as containers, waste and laundry baskets, garden chairs and tables, do-it-yourself tool kits and luggage, as well as a range of office shelving and filing systems. Republic Umbrella specializes in the assembly and distribution of a wide variety of umbrellas and other related outdoor products. Republic Umbrella is the largest distributor of SA Leisure products. Galactex Outdoor is the largest broad range distributor of barbecues and barbecue accessories in South Africa, and is the exclusive Southern Africa distributor of Weber-Stephen barbeque products. The distribution agreement with Weber was entered into in 1984 and has been renewed until ___________________________ . Tradewinds Parasol is South Africa's leading manufacturer of large outdoor wooden parasols. Tradewinds Parasol is an export oriented producer and has established an international reputation as a leading manufacturer of high-quality canvas and wooden parasols.

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

    During fiscal year ended June 30, 2000, the following customers accounted for approximately the following percentage of our sales revenue: Woolworths, %; Pick n Pay, %; and Massmart, %. Our lifestyle products businesses had revenues of approximately $ million which accounted for approximately 99% of our revenues for fiscal year ended June 30, 2000. Our lifestyle products business had income from operations of approximately $ million for fiscal 2000.

GOVERNMENT REGULATION

    Our South African specialty food and lifestyle product business operations are subject to a number of laws and regulations governing the use and disposition of hazardous substances, air and water pollution and other activities that effect the environment. We believe that each of our subsidiaries is in substantial compliance with applicable South African law and regulations and that no violation of any such law or regulation has occurred which would have a material adverse effect on our financial condition.

EMPLOYEES

    In addition to our President, Clive Kabatznik, who devotes substantially all of his business time to our various businesses, Leisureplanet Holdings, Ltd. has only three full-time salaried employees. Our subsidiary, First South African Holdings (Pty.) Ltd. has only two full-time salaried employees. Our operating subsidiaries currently employ approximately 2,300 people. We intend to add employees as necessary to meet management and other requirements from time to time.

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

    Leisureplanet.com, our online travel services subsidiary, has two offices, one in Cape Town, South Africa and one in Hassrode, Belgium. Our web servers are located in Atlanta, Georgia and Hassrode, Belgium. Our lease in Cape Town covers 10,000 square feet, costs approximately $120,000 annually and expires in October 2004. Our lease in Hassrode, Belgium covers approximately 17,750 square feet, costs approximately $230,000 annually and expires in April 2009.

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

    Our United States subsidiary, First South Africa Management Corp., a Delaware corporation incorporated in 1995, has its principal executive offices at 6100 Glades Road, Suite 305, Boca Raton, Fl 33434. The lease expires in February 20003 and costs us approximately $28,000 per year.

ITEM 3.  LEGAL PROCEEDINGS

    Neither we nor any of our subsidiaries is subject to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On May 1, 2000 we held our annual meeting of shareholders. At the annual meeting, our shareholders elected five directors to serve until the next annual meeting and until their respective successors are elected and qualified. At the annual meeting, our shareholders also approved a change in an increase in the number of authorized shares of our common stock from 23,000,000 to 50,000,000 and approved the appointment of PricewaterhouseCoopers Inc as our independent public accountants. The votes for directors were as follows:


                                     Votes
                          --------------------------
                            For             Withheld
                          --------------------------
Michael Levy              10,527,219         327,548
Clive Kabatznik           10,527,219         327,548
Cornelius Roodt           10,527,219         327,548

David BenDaniel           10,527,219         327,548
Chris Matty               10,527,219         327,548

The votes with respect to the increase in our authorized shares was as follows:


    For           Against        Abstain
-----------      --------       ---------
 10,455,365       77,664        321,738

The votes with respect to the appointment of our independent public accountants were as follows:

    For           Against        Abstain
-----------      --------       ---------
 10,837,607       15,310         1,850



PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    Our common stock is listed for quotation on the National Market on the Nasdaq System under the symbol LPHL. Our redeemable Class A warrants and redeemable Class B warrants are listed for quotation on the Nasdaq SmallCap Market under the symbols LPHLU, LPHLW and LPHLZ, respectively. The following table sets forth, for the periods indicated the high and low closing sales prices for our common stock, units, redeemable Class A warrants and redeemable Class B warrants as reported by Nasdaq.


                                          High       Low

Common Stock
Fiscal 1999
1st Quarter........................      $4.75       $.75
2nd Quarter........................      $1.6875     $.75
3rd Quarter........................      $3.25       $1.3125
4th Quarter........................      $11.875     $1.1875

Fiscal 2000
1st Quarter........................      $7.938      $3.625
2nd Quarter........................      $16.50      $3.563
3rd Quarter........................      $14.25      $8.063
4th Quarter........................      $9.063      $2.438

Fiscal 2001
1st Quarter (through September 2000)     $           $

                                          High         Low
Class A Warrants

Fiscal 1999
1st Quarter........................      $1.375      $0.375
2nd Quarter........................      $0.625      $0.0625
3rd Quarter........................      $0.75       $0.0625
4th Quarter........................      $9.00       $0.4375

Fiscal 2000
1st Quarter........................      $4.75       $2.00
2nd Quarter........................      $16.250     $2.375
3rd Quarter........................      $13.00      $5.875
4th Quarter........................      $3.25       $1.875

Fiscal 2001
1st Quarter (through September , 2000)   $           $

Class B Warrants

Fiscal 1999
1st Quarter........................      $1.125      $0.625
2nd Quarter........................      $0.625      $0.125
3rd Quarter........................      $0.625      $0.125
4th Quarter........................      $0.3125     $0.125

Fiscal 2000
1st Quarter........................      $2.00       $0.719
2nd Quarter........................      $8.50       $0.563
3rd Quarter........................      $6.00       $2.125
4th Quarter........................      $2.688      $0.25

Fiscal 2001
1st Quarter (through September , 2000)   $           $

    As of September , 2000, there were approximately _______ holders of our common stock, exclusive of holders whose shares were held by brokerage firms, depositaries and other institutional firms in "street name" for their customers. As of September , 2000, there were approximately _____ holders of our Class A warrants and 5 holders of our Class B warrants.

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

                                     ITEM 6

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

All of the financial data set forth below should be read in conjunction with the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION


STATEMENT OF OPERATIONS DATA                           THE COMPANY


                                                   YEARS ENDED JUNE 30,

                                     1996 (1)        1997 (1)            1998        1999                           2000
                                        $               $                  $            $                            $

Revenues                             1,570,888      41,885,993              --              --                         --

Total operating expenses            (8,198,079)    (38,559,968)      2,000,920       2,504,838                  2,662,108

Operating (loss)/income             (6,627,191)      3,325,945      (2,000,920)     (2,504,838)

Interest (expense)/income             (351,793)         26,016      (1,223,654)     (2,403,997)                (1,363,360)

(Loss)/income from continuing
operations before
income taxes                        (6,965,556)      7,149,970        (615,740)     (6,208,976)                (4,232,603)

Net (loss)/income from
continuing operations               (6,743,363)      5,832,932        (615,740)     (6,210,195)                (4,233,222)

(Loss)/gain from discontinued
operations                           1,005,803         850,243       3,387,631      (4,916,267)               (27,605,448)

Net (loss)/income                                     6,683,165       2,771,891     (11,126,46)                (31,838,670)

(Loss)/income per share  - from
continuing
operations                             ($3,56)           $1,13         ($0,10)         ($0,95)                    ($0,54)



BALANCE SHEET                       THE COMPANY
DATA                                 JUNE 30,
                      1996          1997           1998          1999          2000
                                                              RESTATED
                      $              $              $             $              $
Total assets      23,604,994     64,197,149     89,561,459    102,615,018     94,821,499

Long term          2,361,372     13,341,758     29,507,926     33,598,241      5,473,769
liabilities

Net working        4,624,417     25,357,584     25,491,685     28,876,771     31,414,757
capital (2)

Stockholders'     12,792,376     23,220,014     16,097,666      2,090,966      6,150,930
equity



(1) Due to the unavailability of financial data on discontinued operations for the 1996 and 1997 fiscal years, the discontinuation of First Lifestyle Holdings and Leisureplanet have not been taken into account in these figures.

(2) Net working capital is the net of current assets and current liabilities.

                       MANAGEMENT DISCUSSION AND ANALYSIS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND HISTORY

Leisureplanet Holdings Limited ("LPHL"), formerly First South Africa Corp., Ltd was incorporated in September 1995 with the intention to actively pursue acquisitions fitting a pre defined investment strategy. Prior to our acquisition of Leisureplanet.com, an online travel services company, in February 1999, the broad strategy followed by us in all of our investment decisions was as follows:

    -   Revenue is to be within the range of $5Million - $50 Million.

    -   Net income must yield a sustainable above average return on investment.

    - Growth in revenue must be above average growth rates and must be sustainable over the medium term.

    - The industry in which the target operates must meet the pre defined industry sectors identified by management as sectors meeting our broad investment strategy.

LPHL holds, through its South African subsidiary, First South African Holdings
(Pty) Ltd. ("FSAH"), an investment in First Lifestyle Holdings limited ("Lifestyle"), which has met the acquisition criteria identified above. In addition, the Company holds a stake in Leisureplanet. Com ("LPI"), an Internet travel related company. The focus of the Company has changed from investing in South African companies to actively seeking out investments in Internet related industries.

In keeping with this new focus, we will be basing our investments on the following strategy:

    - Acquiring controlling stakes in small, high quality, high growth, Technology and Internet related businesses with strong management teams.

    - Our investments must show an ability to contribute, in the short to medium term, to earnings per share through operating profit or capital appreciation.

    - We aim to add value to our investments by operating in partnership with committed, incentivised, entrepreneurial management who show the vision and ability to grow their businesses into industry or niche leaders.

The Company has made two additional investments during the current year, taking up equity stakes in Magnolia Broadband, a start-up operation in the Internet broadband field, and HotelSupplyGroup.com, Limited, a start-up operation seeking to provide supply services via the Internet to hotel groups.

Due to this change in focus the Company has disposed of Lifestyle. On June 21, 2000 the Company received an offer from Lifestyle management to buy Lifestyle from the Company. The Company accepted the offer on September 26, 2000 at a general meeting of Lifestyle shareholders. This deal is still subject to regulatory approval.

Due to the lack of investor appetite for loss making Internet businesses, no further funding was available to fund the activities of LPI, the Internet travel related business. On August 2, 2000 LPI was placed under voluntary administration in the United Kingdom. Full provision has been made for the Company's investment in LPI.

RESULTS OF OPERATIONS

The results of operations analyse the corporate activity of the group as Lifestyle and LPI are no longer included as continuing operations. Discussion of the results of these operations is given under the heading, discontinued operations, below.

FISCAL 2000 COMPARED TO FISCAL 1999

Selling, general and administrative expenses

     Selling, general and administrative expenses for the year ended June 30, 2000 decreased by $0,25 Million to $1,84 Million as compared to $2,09 Million for the fiscal year ended June 30, 1999. This decrease is primarily due to a reduction in corporate support needed for the Lifestyle business due to the shift in focus to Internet and Technology related investments.

Amortisation of intangibles

     Amortisation of intangibles increased from $0,41 Million in fiscal 1999 to $0,73 Million in fiscal 2000. This increase is primarily due to a change in estimate of the useful life of non-competition agreements. Goodwill arose on the investment in Magnolia Broadband, which contributed $0,1 Million to the current year charge.

Depreciation

     Depreciation charge relates to minor office equipment; furniture and computer equipment. Due to the nature of the head office function, these charges are immaterial.

Foreign currency loss

     Foreign currency loss of $0,08 Million represents the loss realized on the repayment and the translation of the current account between FSAH and LPHL.

     The South African Rand has depreciated by 37,6% over the fiscal period 1998 to 2000.

Gain on disposal of  subsidiary stock

     In the prior year 13,946,500 shares held by first South African Holdings in Lifestyle were sold at an average price of R2,48 per share realising a consolidated gain on disposal of $0,62 Million. In addition, a loss on dilution on a group restructure of $1,42 Million was realised. During the current year 900,000 shares in First lifestyle holdings Limited were sold at R3,00 per share, realising a gain of $0,1 Million.

Interest expense

     Interest expense has decreased by $1,04 Million from an interest expense of $2,40 Million to $1,36 Million. The conversion of 3,000 of the increasing rate debentures and the remaining 9% debentures gave rise to an interest saving of $0,23 Million in the current year. The balance of the movement was made on interest earned on cash balances; the Company had significant cash resources throughout the year as compared to the previous fiscal year.

Provision for income taxes

     The Company is registered in Bermuda, where no tax laws are applicable.

Interest in losses of affiliates

     The Company acquired a 48% stake in Magnolia Broadband, a 51% stake in HotelSupplyGroup.com and a 50% stake in Hall Lifestyle Products. All of these companies are start-up ventures, which have only incurred expenses to date. The charge of $0,16 Million represents our equity accounted share of their operating losses for the period.

Discontinued operations

     During the 2000 fiscal year a loss of $11,93 Million arose on discontinued operations as compared to $3,94 Million in fiscal 1999, representing an increase of $7,99 Million over the prior year. The prior fiscal year included the industrial and packaging business segments, which incurred losses of $1,46 and were disposed of during 1999. The loss realized on the LPI business segment increased by $8,95 Million from $6,17 Million in 1999 to $15,12 Million in 2000. The increase in the loss was primarily due to an aggressive attempt to increase the awareness of the product offered by signing up expensive portal agreements and advertising arrangements. Due to the lack of investor appetite for loss making Internet enterprises, LPI could no longer fund its operations and was placed under voluntary administration on August 2, 2000. Full provision has been made for the Company's investment in LPI. The Lifestyle business sector contributed a profit of $3,19 Million as compared to $3,69 Million during the previous fiscal year, a decrease of $0,48 Million over the fiscal year. This is primarily because the growth experienced in this division in South African Rand was 3,9% which is below the currency depreciation of the South African Rand against the US Dollar of 13%. The growth in the business sector was below expectations due to the lack of consumer demand in South Africa and the inability to increase selling prices to recover increased costs passed by Lifestyle suppliers due to competitive pressures experienced in a weak consumer market.

     The loss on disposition of $15,67 Million in fiscal 2000 increased by $14,70 Million from $0,97 Million in fiscal 1999. The increase is primarily due to the estimated loss on liquidation of the LPI business segment.

Preference dividend declared

     During fiscal 2000, the preference dividend on the mandatory redeemable preference shares has been accrued on a time proportion basis as the agreement to pay preference dividends provides for two options, the first being that the dividend payable must be based on the ordinary dividend declared by Lifestyle, or the second option must increase by a minimum of 25% percent over the prior year. The first option is payable three days after receipt of the Lifestyle dividend, the second option is payable on February 19, of each calendar year. Since no Lifestyle preference dividend was declared during the current fiscal year the dividend of $0,15 Million represents the time proportion of the dividend payable on February 19, 2001.

Net (loss)/income

     As a result of the above the Company has achieved a loss of $31,84 Million as compared to a loss of $11,13 Million in the prior year.

FISCAL 1999 COMPARED TO FISCAL 1998

Selling, general and administrative expenses

     Selling, general and administrative expenses for the year ended June 30, 1999 increased by $0,83 Million to $2,09 Million as compared to $1,26 Million for the fiscal year ended June 30, 1998. This increase related to the corporate activity undertaken with the acquisition of LPI.

Amortisation of intangibles

     Amortisation of intangibles increased from $0,27 Million in fiscal 1998 to $0,41 Million in fiscal 1999. This increase is primarily due to the amortisation of the non-competition agreements entered into with the management of the Lifestyle business sector during the second quarter of the 1999 fiscal year. These non-competition agreements are being amortised over a three-year period.

Foreign currency loss

     The foreign currency loss incurred in 1998 represents a loss on current account payments made to LPHL. No loss was incurred in 1999.

Loss on disposal of subsidiary stock

     A loss on dilution during a group restructure of $1,42 Million and a gain of $0,61 Million on the disposal of a part interest in Lifestyle was realised during the 1999 fiscal year. The loss on dilution arose on an inter-group disposal, which resulted in an increase in minority share of the underlying businesses. The gain of $0,61 Million was realised on the disposal of a part interest in Lifestyle at an average stock price of R2,48 per share. In the prior year an average price of R5,50 was realized per share sold. This decrease in average price is due to a decline in the overall South African stock market.

Interest expense

     Interest expense has increased by $1,18 Million from an interest expense of $1,22 Million to $2,40 Million. This is primarily due to the increase of $0,28 Million in the debenture redemption reserve raised for the current year being for a full year as opposed to 9 months for the 1998 fiscal year. A decrease in the interest earned on cash resources due to the redemption of debentures during the period, utilizing a substantial portion of the surplus cash reserves of the Company, thereby depleting the interest earned on these resources. In addition the company incurred addition interest of $0,17 Million on the increasing rate debentures which incurred interest for the full year as opposed to 9 months in the 1998 fiscal year

Provision for income taxes

     The Company is registered in Bermuda, where no tax laws are applicable. The taxation charge for the current year arose in First South Africa Management Corp., Ltd., which is an American registered company and a subsidiary of the Company. This company had no taxable income for the 1998 fiscal year.


Preference dividend declared

     During fiscal 1999, we declared a preference dividend of $0,50 million. This dividend represents the payment to the holders of $9,891 Million preferred stock in First South African Holdings. This stock was issued to fund the acquisition of LPI during the current fiscal year.

                       MANAGEMENT DISCUSSION AND ANALYSIS

Discontinued operations

       During the 1999 fiscal year a loss from operations of $3,94 Million arose on the discontinued operations as compared to a profit of $3,39 Million in fiscal 1998, representing an increase of $7,33 Million over the prior year. The industrial and packaging business segments incurred a loss of $1,46 Million in the 1999 fiscal year and a loss of $2,18 Million in the 1998 fiscal year, an increase of $0,72 Million. The Lifestyle business sector contributed a profit of $3,86 Million as compared to $5,49 Million during the previous fiscal year, a decrease of $1,63 Million over the fiscal year. This is primarily due to, the percentage shareholding in the Lifestyle business sector decreasing by 15,18% during the year, coupled with a decline of 21,7% of the South African Rand against the US Dollar.

       The loss on disposal of $0,97 Million in fiscal 1999 represents the losses that were expected to occur subsequent to June 30, 1999. These losses were provided for in full and represented guarantees made to third parties on behalf of the discontinued operations. No operating losses were incurred beyond June 30, 1999.

Net (loss)/income

       As a result of the above the Company has achieved a loss of $11,13 Million as compared to a profit of $2,77 Million in the prior year.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

       Cash increased by $9,04 Million from $20,81 Million to $29,85 Million. Included in the $29,85Million is $4,64 Million which is restricted and will be used to repay LPI creditors. The increase is primarily due to the cash generated in the Lifestyle business sector, which increased by $3,20 Million from $14,92 Million to $18,12 Million over the fiscal year. The remaining increase is due to the retention of some of the $20,00 Million raised in LPHL during the current fiscal year. The remainder of these funds raised was used to fund LPI by equity injections. On August 2, 2000, LPI was placed under voluntary administration due to the lack of further funding available to loss making Internet related businesses. No return is expected on our capital injections into LPI.

       Working capital increased by $3,13 Million to $31,41 Million at June 30, 2000 from $28,28 Million at June 30, 1999. This is primarily due to the increase in cash balances offsetting decreases in trade accounts receivable and other current assets, which were partially offset by decreases in dividends payable.

       At June 30, 2000 we had borrowings of $18,48 Million which has decreased from $36,69 Million. The decrease is due to the voluntary administration of the LPI business segment which included $10,00 Million of loans owing to LPI minority shareholders. The conversion of debentures of $7,50 Million into shares of common stock also occurred during the fiscal year. In addition, the mortgage notes and equipment notes in Lifestyle decreased by repayments of $1,58 Million during the fiscal year.

       Operations for the year ended June 30, 2000, excluding non-cash charges resulted in the utilisation of $12,72 Million, primarily in the Internet travel related business. Investing activities undertaken by the group resulted in the utilisation of an additional $8,71 Million during the year, this included the acquisition of property, plant and equipment of $5,86 Million, additional purchase price payments of $0,59 Million and investments in affiliates of $2,81 Million. The operations and investing activities were financed primarily by stock issues in the Company and LPI of $39,54 Million, a portion of these proceeds were used to repay debt of $6,23 Million.

                       MANAGEMENT DISCUSSION AND ANALYSIS



FUTURE COMMITMENTS

       Under the various acquisition agreements, the Company will spend $1,02 Million in cash for its contingent payments over the next 12 months. The cash receivable from the disposal of Lifestyle will fully fund these payments as well as fund the redemption of the mandatory redeemable preference shares and partial redemption of the increasing rate debentures during the current fiscal year. Excess cash will be utilised to fund additional acquisitions in the Internet technology market sector. There are no longer-term contingent acquisition payments remaining after payment of the $1,02 Million mentioned above.

       The Company intends to continue to pursue an acquisition strategy in Internet technology companies and anticipates utilising a substantial portion of its remaining cash balances and the proceeds of its disposal of Lifestyle to fund this strategy to the extent that suitable acquisition candidates can be identified.

       The Company may be required to incur additional indebtedness or equity financing in connection with the funding of future acquisitions. There is no assurance that the Company will be able to incur additional indebtedness or raise additional equity to finance future acquisitions on terms acceptable to management, if at all.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The company does not ordinarily hold market risk sensitive instruments for trading purposes. The company does however recognise market risk from interest rate and foreign currency exchange exposure.

       INTEREST RATE RISK

       At June 30, 2000 the Company's cash resources earn interest at variable rates. Accordingly the Company's return on these funds is affected by fluctuations in interest rates. The debt of the continuing operations is primarily at fixed interest rates. Any decrease in interest rates will have a negative effect on the Company's earnings. There is no assurance that interest rates will increase or decrease over the next fiscal year.

       FOREIGN CURRENCY RISK

       The expected proceeds from the sale of Lifestyle will be received in South African Rands. This exposes the Company to market risk with respect to fluctuations in the relative value of the South African Rand against the US Dollar. Due to the prohibitive cost of hedging these proceeds, the exposure has not been covered as yet, should more favorable conditions arise a suitable Rand hedge may be considered by management. For every 1% decline in the Rand/US Dollar exchange rate, the Company loses R68,400 on every R1,000,000 retained in South Africa, at year-end exchange rates, this is equivalent to $10,000. Subsequent to year-end the Rand has depreciated against the US Dollar by an average 7%.

                       MANAGEMENT DISCUSSION AND ANALYSIS



SUPPLEMENTAL DISCLOSURE

DISCONTINUED SOUTH AFRICAN OPERATIONS

As the Lifestyle results are reported in US Dollars, but revenues are primarily generated in South African Rand, the South African inflation rate and the depreciation of the South African Rand against the US Dollar are important to the understanding of the Lifestyle results.

In broad terms, if the deterioration of the Rand is in excess of the rate of price increases in the Company's products, which generally equates the South African inflation rate, then the company would need to generate South African revenue in excess of the South African inflation rate to maintain US Dollar parity.

The average rates for the South African Rand against the US Dollar for the periods presented in this report are as follows:

                                   YEAR ENDED        YEAR ENDED       YEAR ENDED
                                     JUNE 30,          JUNE 30,         JUNE 30,
                                     --------          --------         --------
                                         2000              1999             1998
Rate of exchange vs. $1                  6,84              6,05             4,97
Depreciation                            13,06%             21,7%             9,7%
Annual rate of inflation                  7,8%              4,9%             7,2%

                       MANAGEMENT DISCUSSION AND ANALYSIS



PROFORMA INFORMATION

The Proforma information presented below is to give a better understanding of the Balance Sheet position of the Company, assuming that the disposal of Lifestyle and the liquidation of LPI effective June 30, 2000.

                                              ASSETS

                                                                                         JUNE 30,
                                                                                             2000
                                                                                                $
                                                                                       ----------
CURRENT ASSETS
         Cash and cash equivalents                                                     27,354,772
         Prepaid expenses and other current assets                                      2,102,681
                                                                                       ----------
                  TOTAL CURRENT ASSETS                                                 29,457,453
Property, plant and equipment, net                                                         20,270
Other assets                                                                            7,602,339
Investments in Affiliates                                                               1,259,472
Intangible assets, net                                                                  1,210,564
Deferred charges                                                                          228,078
                                                                                       ----------
                                                                                       39,778,176
                                                                                       ==========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
         Bank overdraft                                                                   327,952
         Current portion of long term debt                                              1,016,542
         Accounts payable                                                                  87,459
         Other provisions and accruals                                                  1,523,313
         Dividends payable                                                                179,753
                                                                                       ----------
                  TOTAL CURRENT LIABILITIES                                             3,135,019
Long term debt                                                                         14,025,000
                                                                                       ----------
                  TOTAL LIABILITIES                                                    17,160,019
                                                                                       ----------
STOCKHOLDERS' EQUITY
Capital stock:                                                                             93,753
Additional paid-in capital                                                             64,307,442
Accumulated deficit                                                                   (30,442,545)
Accumulated Other Comprehensive Income                                                (11,340,493)
                  TOTAL STOCKHOLDERS' EQUITY                                           22,618,157
                                                                                       39,778,176
                                                                                       ==========

                         LEISUREPLANET HOLDINGS LIMITED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Accountants

Consolidated Balance Sheets at June 30, 2000 and 1999

Consolidated Statements of Operations for the years ended June 20, 2000, 1999 and 1998

Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended June 30, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the years ended June 30, 2000,1999 and 1998

Notes to the Consolidated Financial Statements

                         LEISUREPLANET HOLDINGS LIMITED

                      REPORT OF THE INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Leisureplanet Holdings Limited


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and comprehensive income and of cash flows, after the restatements described in note 2, present fairly, in all material respects, the financial position of Leisureplanet Holdings Limited and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers
Windsor
October 13, 2000

                         LEISUREPLANET HOLDINGS LIMITED

                           CONSOLIDATED BALANCE SHEETS

                                                        ASSETS

                                                                                          JUNE 30,            JUNE 30,
                                                                                              2000                1999
                                                                                                              RESTATED
                                                                                                 $                   $
                                                                                        ----------         -----------
CURRENT ASSETS
         Cash and cash equivalents                                                      29,853,067          20,813,301
         Accounts receivable, net                                                       10,608,197          12,945,389
         Inventories                                                                     9,386,857           9,152,575
         Prepaid expenses and other current assets                                       3,631,348           5,236,587
         Deferred income taxes                                                             898,280             539,884
                                                                                        ----------          ----------
                  TOTAL CURRENT ASSETS                                                  54,377,749          48,687,736
Property, plant and equipment, net                                                      18,215,196          19,288,417
Investments in Affiliates                                                                1,283,935                   -
Intangible assets, net                                                                  20,685,179          33,735,933
Deferred charges                                                                           228,078             868,944
Other assets                                                                                31,362              33,988
                                                                                        ----------          ----------
TOTAL ASSETS                                                                            94,821,499         102,615,018
                                                                                        ==========         ===========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         LEISUREPLANET HOLDINGS LIMITED

                           CONSOLIDATED BALANCE SHEETS

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          JUNE 30,            JUNE 30,
                                                                                              2000                1999
                                                                                                              RESTATED
                                                                                                 $                   $
                                                                                        ----------          ----------
CURRENT LIABILITIES
         Bank overdraft                                                                    896,860                   -
         Current portion of long term debt                                               2,105,153           3,088,435
         Accounts payable                                                               13,046,686           9,060,327
         Other provisions and accruals                                                   5,754,638           4,618,283
         Dividends payable                                                                 179,840           1,870,959
         Income taxes payable                                                              676,003           1,214,292
         Other taxes payable                                                               303,812             558,669
                  TOTAL CURRENT LIABILITIES                                             22,962,992          20,410,965
Long term debt                                                                          15,473,769          33,598,244
Deferred income taxes                                                                    4,402,038           3,722,971
                  TOTAL LIABILITIES                                                     42,838,799          57,732,180
Minority interest                                                                       37,059,840          32,900,675
FSAH mandatory redeemable preferred stock                                                8,771,930           9,891,197
Commitments and contingencies (Note 22) STOCKHOLDERS' EQUITY Capital stock:
         A class common stock, $0.01 par value - authorized 23,000,000 Shares, issued and outstanding 8,368,676 shares
         (1999: 5,383,142 shares)                                                           83,687              53,832

         B class common stock, $0.01 par value - authorized 2,000,000 shares,
         Issued and outstanding  946,589 shares (1999: 946,589 shares)                       9,466               9,466

         FSAH B class common stock, R0,001 par value - authorized 10,000,000 shares, issued and outstanding 2,671,087 shares
         (1999: 2,550,466 shares)                                                              600                 580

       Preferred stock, $0.01 par value - authorized 5,000,000 shares, none
       Issued                                                                                    -                   -

         Additional paid-in capital                                                     64,307,442          22,321,906
         Accumulated deficit                                                           (37,772,100)         (5,933,430)
         Accumulated Other Comprehensive Income                                        (20,478,165)        (14,361,388)
                  TOTAL STOCKHOLDERS' EQUITY                                             6,150,930           2,090,966
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              94,821,499         102,615,018
                                                                                        ==========         ===========

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         LEISUREPLANET HOLDINGS LIMITED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED          YEAR ENDED        YEAR ENDED
                                                                       JUNE 30,            JUNE 30,          JUNE 30,
                                                                           2000                1999              1998
                                                                                           RESTATED          RESTATED
                                                                              $                   $                 $
                                                                    -----------         -----------         ---------
Revenues                                                                                           -                -
                                                                              -
Operating expenses
         Cost of sales                                                        -                   -                 -
         Selling, general and administrative costs                    1,844,197           2,090,086         1,263,081
         Amortisation of intangibles                                    730,719             410,466           271,387
         Depreciation                                                     6,490               4,286             5,644
         Foreign currency loss                                           80,702                   -           460,808
                                                                      2,662,108           2,504,838         2,000,920
                                                                    -----------         -----------         ---------
Operating loss                                                       (2,662,108)         (2,504,838)       (2,000,920)
                                                                    -----------         -----------         ---------
Gain/(loss) on sale of subsidiary stock                                 103,505            (804,150)        2,608,834
Interest in losses of affiliates                                       (160,885)                  -                 -
Preference dividend                                                    (149,755)           (495,991)                 -
Interest expense (Net of  interest income of $668,109,
$297,834 and $644,610)                                               (1,363,360)         (2,403,997)       (1,223,654)
Income/(loss) from continuing operations before income
 Taxes                                                               (4,232,603)         (6,208,976)         (615,740)
Provision for income taxes                                                 (619)             (1,219)                 -
                                                                    -----------         -----------         ---------
Income/(loss) from continuing operations                             (4,233,222)         (6,210,195)         (615,740)
Discontinued operations (Note 15):
       (Loss)/income from operations, net of income taxes
       of $2,543,255, $2,893,380 and $3,966,916                     (11,931,286)         (3,941,319)        3,387,631
       Loss on disposition, net of taxes of $nil, $nil and
       $nil                                                         (15,674,162)           (974,948)                 -
                                                                    -----------         -----------         ---------
Net (loss)/income                                                   (31,838,670)        (11,126,462)        2,771,891
                                                                    -----------         -----------         ---------
Earnings/(Loss) per share - basic and diluted
         Continuing operations                                           ($0,54)             ($0,95)           ($0,10)
         Discontinued operations                                         ($3,52)             ($0,75)            $0,53
         Net income/(loss)                                               ($4,06)             ($1,70)            $0,43

Weighted average common stock outstanding:
         Basic and diluted                                            7,836,387           6,548,491         6,424,981
                                                                    ===========         ===========         =========

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         LEISUREPLANET HOLDINGS LIMITED

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                    LEISUREPLANET HOLDINGS      LEISUREPLANET HOLDINGS        FIRST SA HOLDINGS
                                                            LIMITED                    LIMITED                 B CLASS COMMON
                                                     A CLASS COMMON STOCK        B CLASS COMMON STOCK               STOCK
                                                        SHARES        AMOUNT        SHARES       AMOUNT        SHARES        AMOUNT
                                                                           $                          $                           $
Balance at June 30, 1997                             3,536,500        35,361     1,822,500       18,225     1,921,458           466
Issuance of stock to FSAC escrow agent                 386,324         3,863             -            -             -             -
Issuance of stock to acquire subsidiaries              142,918         1,429             -            -        84,751            19
Issuance of stock on additional purchase price               -             -                          -       301,573            52
payments
Warrants exercised                                     233,826         2,339             -            -             -             -
Warrant swap out at par value                        1,173,476        11,738                          -             -             -
Options exercised                                       35,000           350                          -             -             -
Conversion of 9% debentures to common stock            141,165         1,412             -            -             -             -
Net income                                                   -             -             -            -             -             -
Translation adjustment                                       -             -             -            -             -             -
Total comprehensive loss                                                   -                          -                           -
                                                             -                           -                          -
Balance at June 30, 1998                             5,649,209        56,492     1,822,500       18,225     2,307,782           537
Issuance of stock to FSAC escrow agent                 243,400         2,434             -            -             -             -
Issuance on stock on additional purchase price               -             -                          -       242,684            43
payments
Options exercised                                       20,000           200             -            -             -             -
Conversion of 9% debentures to common stock            320,700         3,207             -            -             -             -
Redemption and cancellation of stock from FSAC
escrow                                              (1,726,078)      (17,260)            -            -             -             -
Agent
Conversion of B class common stock to A class
common                                                 875,911         8,759      (875,911)      (8,759)            -             -
Stock
Net loss                                                     -             -             -            -             -             -
Translation adjustment                                       -             -             -            -             -             -
Total comprehensive loss                                                   -                          -                           -
                                                             -                           -                          -
Balance at June 30, 1999                             5,383,142        53,832       946,589        9,466     2,550,466           580

                                                                     RETAINED      ACCUMULATED
                                                       ADDITIONAL    EARNINGS            OTHER
                                                          PAID-IN  (ACCUMULATED  COMPREHENSIVE
                                                          CAPITAL    DEFICIT)           INCOME         TOTAL

                                                                $             $              $             $
Balance at June 30, 1997                               22,891,093   2,421,141(1)    (2,168,264)   23,198,022
Issuance of stock to FSAC escrow agent                     (3,863)          -                -             -
Issuance of stock to acquire subsidiaries               1,685,282           -                -     1,686,730
Issuance of stock on additional purchase price          1,227,137           -                -     1,227,189
payments
Warrants exercised                                      1,517,765           -                -     1,520,104
Warrant swap out at par value                             (11,738)          -                -             -
Options exercised                                         137,150           -                -       137,500
Conversion of 9% debentures to common stock               845,578           -                -       846,990
Net income                                                      -   2,771,891
Translation adjustment                                          -                  (15,209,049)
Total comprehensive loss                                                                         (12,437,158)
                                                                -
Balance at June 30, 1998                               28,288,404   5,193,032      (17,377,313)   16,179,377
Issuance of stock to FSAC escrow agent                     (2,434)          -                -             -
Issuance on stock on additional purchase price          1,033,572           -                -     1,033,615
payments
Options exercised                                         106,800           -                -       107,000
Conversion of 9% debentures to common stock             1,732,895           -                -     1,736,102
Redemption and cancellation of stock from FSAC
escrow                                                 (8,837,331)          -                -    (8,854,591)
Agent
Conversion of B class common stock to A class
common                                                          -           -                -             -
Stock
Net loss                                                        -  (11,126,462)
Translation adjustment                                          -                    3,015,925
Total comprehensive loss                                                                          (8,110,537)
                                                                -           -                -
Balance at June 30, 1999                               22,321,906  (5,933,430)     (14,361,388)    2,090,966

(1) Opening retained earnings has been restated to reflect prior year's adjustments for deferred tax on intangibles to reduce the original retained earnings by $381,904.

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         LEISUREPLANET HOLDINGS LIMITED

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME


                                                    LEISUREPLANET HOLDINGS      LEISUREPLANET HOLDINGS        FIRST SA HOLDINGS
                                                            LIMITED                    LIMITED                 B CLASS COMMON
                                                     A CLASS COMMON STOCK        B CLASS COMMON STOCK               STOCK
                                                        SHARES        AMOUNT        SHARES       AMOUNT        SHARES        AMOUNT
                                                                           $                          $                           $
Balance at June 30, 1999                             5,383,142        53,832       946,589        9,466     2,550,466           580
Issuance of stock to FSAC escrow agent                 120,621         1,206             -            -             -             -
Issuance of  stock on additional purchase price              -             -             -            -       120,621            20
payments
Issuance of shares                                   1,379,310        13,793             -            -             -             -
Warrants exercised                                     247,311         2,473             -            -             -             -
Options exercised                                      180,000         1,800             -            -             -             -
Conversion of 9% debentures to common stock            742,503         7,425             -            -             -             -
Increasing rate debentures converted to common         315,789         3,158             -            -             -             -
stock
Issuance of warrants                                         -             -             -            -             -             -
Equity gain on group restructure                             -             -             -            -             -             -
Net loss                                                     -             -             -            -             -             -
Translation adjustment                                       -             -             -            -             -             -
Total comprehensive loss                                                   -                          -                           -
                                                             -                           -                          -
Balance at June 30, 2000                             8,368,676        83,687       946,589        9,466     2,671,087           600

                                                                       RETAINED    ACCUMULATED
                                                       ADDITIONAL      EARNINGS          OTHER
                                                          PAID-IN  (ACCUMULATED  COMPREHENSIVE
                                                          CAPITAL      DEFICIT)         INCOME         TOTAL

                                                                $             $              $             $
Balance at June 30, 1999                               22,321,906    (5,933,430)   (14,361,388)    2,090,966
Issuance of stock to FSAC escrow agent                     (1,206)            -              -             -
Issuance of  stock on additional purchase price           567,687             -              -       567,707
payments
Issuance of shares                                     18,361,207             -              -    18,375,000
Warrants exercised                                      1,356,434             -              -     1,358,907
Options exercised                                         872,296             -              -       874,096
Conversion of 9% debentures to common stock             4,083,465             -              -     4,090,890
Increasing rate debentures converted to common          3,312,657             -              -     3,315,815
stock
Issuance of warrants                                    3,446,633             -              -     3,446,633
Equity gain on group restructure                        9,986,363             -              -     9,986,363
Net loss                                                        -   (31,838,670)
Translation adjustment                                          -                   (6,116,777)
Total comprehensive loss                                                                         (37,955,447)
                                                                -                            -
Balance at June 30, 2000                               64,307,442   (37,772,100)   (20,478,165)    6,150,930

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         LEISUREPLANET HOLDINGS LIMITED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED       YEAR ENDED      YEAR ENDED
                                                                              JUNE 30,         JUNE 30,        JUNE 30,
                                                                                  2000             1999            1998
                                                                                               RESTATED        RESTATED
                                                                                     $                $               $
                                                                             ----------      ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income/(loss) from continuing operations                        (4,233,222)      (6,210,195)      (615,740)
 ADJUSTMENTS TO RECONCILE NET INCOME/(LOSS) TO NET CASH PROVIDED BY/(USED IN)
 OPERATING ACTIVITIES:
       Dividend charge                                                          149,755         495,991               -
         Depreciation and amortisation                                          737,209         414,752         277,036
       Non-cash compensation charge                                                   -         268,802
         Deferred income taxes                                                  748,359       1,104,397       1,640,022
         Net loss/(gain) on sale of assets                                      (34,419)        665,842        (200,408)
         Net gain on sale of and dilution in subsidiaries                      (103,505)        804,150      (2,608,834)
         Net loss/(gain) on minority shares issued in Lifestyle                       -                            (557)
         Changes in operating assets and liabilities, net                     3,838,445         541,506         421,084
         Creation of debenture redemption reserve fund                        1,012,500         843,750         562,500
       Provision for affiliate losses                                            35,763               -               -
         Interest in losses of affiliates                                       160,885               -               -
Net cash provided by/(used in) continuing operations                          2,311,770      (1,071,005)       (524,897)
Net cash provided by/(used in) discontinued operations                      (15,032,079)      1,042,217       8,454,191
Net cash provided by/(used in) operating activities                         (12,720,309)        (28,788)      7,929,294
CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds on disposal of investment in subsidiaries                     421,400       5,712,671       4,358,027
         Proceeds on disposal of discontinued operations                              -          91,718               -
         Additional shares acquired in subsidiaries                                   -         (51,402)              -
         Acquisition of intangibles                                             (25,232)        (74,832)              -
         Acquisition of property, plant and equipment                        (5,862,741)     (5,968,074)     (5,346,671)
         Proceeds on disposal of property, plant and equipment                  147,237         740,482       1,226,083
         Additional purchase price payments                                    (586,589)     (2,523,311)     (4,183,439)
         Other assets acquired                                                   (1,512)       (171,322)       (229,857)
       Investment in affiliates                                              (2,805,423)              -
       Settlement of share price warranties                                                  (5,073,339)
         Acquisitions of subsidiaries (net of cash of $nil, $430,556,
         1998: $347,052)                                                                     (2,438,375)    (17,881,676)
                                                                                      -
Net cash provided by/(used in) investing activities                          (8,712,860)     (9,755,784)    (22,057,533)
                                                                             ==========      ==========     ===========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         LEISUREPLANET HOLDINGS LIMITED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED         YEAR ENDED     YEAR ENDED
                                                                             JUNE 30,           JUNE 30,       JUNE 30,
                                                                                 2000               1999           1998
                                                                                                RESTATED       RESTATED
                                                                                    $                  $              $
                                                                           ----------         ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Short term borrowings, net                                           301,767            836,250      1,946,515
         Proceeds from long term debt                                         234,542          1,317,219     11,683,238
         Repayment of long term debt                                       (6,227,693)          (200,486)             -
         Redemption of debentures                                                   -         (2,630,132)             -
         Proceeds on issuance of FSAH mandatory redeemable
         Preferred stock                                                            -          9,891,197              -
       Share issue expenses in subsidiary company                                   -            (59,489)
       Dividends paid                                                      (1,342,996)          (284,219)
         Proceeds on minority shares issued in Lifestyle                       16,887                 -           6,054
       Proceeds of subsidiary stock issue                                  18,997,589                  -
         Proceeds on issuance of common stock                              20,543,100            107,000      2,496,719
Net cash provided by financing activities                                  32,523,196          8,977,340     16,132,526
Effect of exchange rate changes on cash                                    (2,050,261)         3,671,542     (3,944,407)
Net increase/(decrease) in cash and cash equivalents                        9,039,766           2864,310     (1,940,120)
Cash and cash equivalents at beginning of year                             20,813,301         17,948,991     19,889,111
Cash and cash equivalents at end of year                                   29,853,067         20,813,301     17,948,991

 SUPPLEMENTARY DISCLOSURE:
 Interest paid                                                              1,363,360        1,298,438          464,165
 Taxes paid                                                                 2,218,165        2,170,203        1,532,677

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         LEISUREPLANET HOLDINGS LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



1.     ORGANISATION AND PRINCIPAL ACTIVITIES OF THE GROUP

       Leisureplanet Holdings Limited (formerly First South Africa Corp., Ltd.) (the "Company"), was founded on September 6, 1995. The purpose of the Company has changed from acquiring and operating South African Companies to one of investing in Internet and technology related industries.

       The principal activities of the group include the following:

       INTERNET RELATED ACTIVITIES

       The original investment made in Leisureplanet.com ("LPI"), the Internet travel related services company, has been unsuccessful due to a lack of further investor funding into the loss making entity, and is currently under voluntary administration in the United Kingdom.

       Further investments have been made in Internet technology related companies, which is in line with the Company's new focus.

       DISCONTINUED OPERATIONS

       In addition to LPI, the Lifestyle products segment is also being discontinued in line with the shift in strategy of the holding company.

       This segment is involved in the manufacture, sale and distribution of lifestyle enhancing products, which includes both consumable food products and semi durable outdoor and indoor products.


2.     SUMMARY OF ACCOUNTING POLICIES

       The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and incorporate the following significant accounting policies:

       CONSOLIDATION

       The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which it has a majority voting interest. Investments in affiliates are accounted for under the equity method of accounting. All inter-company accounts and significant transactions have been eliminated in the consolidated financial statements.

       ACCOUNTING ESTIMATES

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of long-term debt, other than convertible debentures; approximates fair values since interest rates are keyed to the South African prime-lending rate. The carrying values of investments in affiliates and convertible debentures approximate fair value.


       INVENTORIES

       Inventories are valued at the lower of cost or market with cost determined on the first-in, first-out and weighted average methods.

       PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Land is not depreciated. Buildings are depreciated over 20 years. Plant and equipment and motor vehicles are depreciated over 3 to 10 years. Leasehold improvements are amortised over the terms of the related leases.

       INTANGIBLE ASSETS

       Intangible assets include goodwill, patents and trademarks, recipes and other intellectual property and non-competition agreements. Intangible assets are stated on the basis of cost and are amortised on a straight-line basis over a period of three to twenty five years. Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible. Should these cash flows not equate or exceed the carrying value of the intangible a discounted cash flow model is used to determine the extent of any impairment charge required. Goodwill is amortised over a period of 3 to 25 years, patents, trademarks, recipes and other intellectual property are amortised over a period of 25 years, and non-competition agreements are amortised over a 3-year period. Previously, non- - compete agreements were amortised over 6 years. The effect has been to increase the amortisation charge for the year by $156,432.

       DEFERRED CHARGES

       Debt issue costs are capitalized and amortised over the tenure of the related debt. Where convertible debt is converted to equity, any remaining debt issue costs are offset against additional paid-in capital.

       FOREIGN CURRENCY TRANSLATION

       The functional currency of the Company is the United States Dollar, the functional currency of the underlying companies in the Lifestyle segment is the South African Rand. Accordingly, the following rates of exchange have been used for translation purposes:

       Assets and liabilities are translated into United States Dollars using exchange rates at the balance sheet date. Common stock and additional paid-in capital are translated into United States Dollars using historical rates at date of issuance. Revenue, expenses, gains and losses are translated into United States Dollars using the weighted average exchange rates for each year. The resultant translation adjustments are reported in the component of stockholders' equity designated as accumulated other comprehensive income.

       Transactions in foreign currencies arise as a result of inventory purchases from foreign countries and inter-company funding transactions between the subsidiaries and the Company. Transactions in foreign currencies are accounted for at the rates ruling on transaction dates. Exchange gains and losses are charged to the income statement during the period in which they are incurred.

       REVENUES

       Revenues comprise net invoiced sales of shipped Lifestyle enhancing products and Internet travel related commissions. Revenues are stated net of allowances for estimated returns of defective or damaged product and other sales promotions and discounts.

       INCOME TAXES

       Income tax expense is based on reported earnings before income taxes. Deferred income taxes are provided utilizing an asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognised in the Company's financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion of the deferred tax assets will not be realised.

                         LEISUREPLANET HOLDINGS LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



2.     SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

       NET INCOME/(LOSS) PER SHARE

       Basic net income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding. Diluted net income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding and dilutive potential common shares which includes the dilutive effect of stock options, warrants and convertible debentures. Dilutive potential common shares for all periods presented are computed utilising the treasury stock method. The diluted share base for the years ended June 30, 2000, 1999 and 1998 excludes shares of 2,997,230, 2,565,817 and 3,208,322, respectively related to stock options, warrants and convertible debentures. These shares are excluded due to their anti-dilutive effect as a result of the Company's loss from continuing operations during 2000, 1999 and 1998.


       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents consist of cash and all highly liquid investments with original maturities of three months or less.

       RESTATEMENTS AND RECLASSIFICATIONS

       Deferred tax expense has been restated for the years ended June 30, 1999 and 1998 by $1,384,385 and $597,718 respectively, to correctly reflect the change in deferred tax liabilities related to certain intangible assets. The gain/(loss) on sale of subsidiary stock has been restated for the year ended June 30, 1999 to correctly reclassify the loss of $624,554 to additional paid in capital. The gain/(loss) on sale of subsidiary stock for the year ended June 30, 1999 has been restated by $1,146,487 to record a loss on dilution in Lifestyle which was not recorded in the prior year.


       Certain items in the prior year financial statements have been reclassified to conform to the current period presentation.

       RECENTLY ISSUED ACCOUNTING STANDARDS

       In June 1998, the FASB adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognised currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivatives gains and losses to offset related results on the hedged item in the income statement and requires that the company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company believes that the future adoption of this statement will not have a significant impact on the results of operations or financial position of the Company.

       Staff Accounting bulletin, "SAB" 101 provides the staff's views in applying Generally Accepted Accounting Principles to selected revenue recognition issues. SAB 101 is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company believes that the adoption of the provision of this SAB will not have any significant impact on the continuing results of operations and financial position.

                         LEISUREPLANET HOLDINGS LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



3.     ACQUISITIONS AND DISPOSALS

       The results of operations of these acquisitions are included in the consolidated financial statements from the date of acquisition. The costs of the acquisitions were allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed.

                                                                              PERCENTAGE           PURCHASE
                                                                                ACQUIRED      CONSIDERATION
      SUBSIDIARY/BUSINESS                            DATE ACQUIRED                     %                  $
      YEAR ENDED JUNE 30, 1999
      LPI, Ltd                                       January 1, 1999                  81          2,868,932

      YEAR ENDED JUNE 30, 1998
      Fifers Bakery (Pty) Ltd                        July 1, 1997                     67          2,294,851
      Pacforce (Pty) Ltd                             October 1, 1997                 100            618,507
      Galactex (Pty) Ltd                             October 1, 1997                  84          3,656,646
      Republic Umbrella (Pty) Ltd                    October 1, 1997                  84          6,512,598
      S.A. Leisure (Pty) Ltd                         October 1, 1997                  84          8,650,968
      Tradewinds Parasol (Pty) Ltd                   March 1, 1998                    84          1,229,857
      Cocam Foods (Pty) Ltd                          June 1, 1998                     67            615,133
                                                                                                 23,578,560

                                                                                 YEAR ENDED       YEAR ENDED
                                                                                   JUNE 30,         JUNE 30,
                                                                                       1999             1998
                                                                                          $                $
      ACQUISITION COSTS
             Stock issued in lieu of cash                                                 -        1,686,730
             Minority contribution to business acquired                                   -        3,663,102
             Cash consideration                                                   2,868,932       18,228,728
                                                                                  2,868,932       23,578,560
      NET ASSETS ACQUIRED
             Cash and cash equivalents                                              430,556          347,052
             Current assets                                                         226,907       18,052,553
             Property, plant and equipment                                          307,168       11,979,546
             Other assets                                                                 -        5,171,794
             Intangibles                                                         11,416,020        3,088,954
                    TOTAL ASSETS                                                 12,380,651       38,639,899
             Current liabilities                                                    828,938       10,514,165
             Long-term debt                                                       8,682,781        4,494,195
             Deferred income taxes                                                                    52,979
                                                                                          -
               TOTAL LIABILITIES                                                  9,511,719       15,061,339
                                                                                  2,868,932       23,578,560

       The Company is required to make additional payments to the former owners based on a multiple of pre-tax earnings. These payments are to be made by the issue of stock and cash.

                         LEISUREPLANET HOLDINGS LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



3.       ACQUISITIONS AND DISPOSALS (CONTINUED)

       Additional purchase price payments made during the current year total $1,154,296. This amount was allocated as follows:

                                                                YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                                  JUNE 30,         JUNE 30,         JUNE 30,
                                                                      2000             1999             1998
                                                                         $                $                $
      ----------------------------------------------------- ---------------- ---------------- ----------------
      Goodwill                                                     447,507          649,610         2,169,332
      Recipes                                                      706,789          603,509         1,900,935
      Trademarks                                                          -       2,303,807         1,340,361
                                                                 1,154,296        3,556,926         5,410,628

       These additional purchase price payments were made and are to be made as follows:

                                                                YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                                  JUNE 30,         JUNE 30,         JUNE 30,
                                                                      2000             1999             1998
                                                                         $                $                $
      ----------------------------------------------------- ---------------- ---------------- ----------------
      Cash                                                         586,589        2,523,311        4,183,439
      Shares issued in lieu of cash                                567,707        1,033,615        1,227,189
                                                                 1,154,296        3,556,926        5,410,628

4.       ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following:

                                                                                   JUNE 30,         JUNE 30,
                                                                                       2000             1999
                                                                                          $                $
      ---------------------------------------------------------------------- ---------------- ----------------
      Accounts receivable                                                         11,034,417        13,388,561
      Less: Allowances for bad debts                                                (426,220)         (443,172)
                                                                                  10,608,197        12,945,389

5.       INVENTORIES

         Inventories consist of the following:

                                                                                   JUNE 30,         JUNE 30,
                                                                                       2000             1999
                                                                                          $                $
      ---------------------------------------------------------------------- ---------------- ----------------
      Finished goods                                                              5,147,642        4,515,138
      Work in progress                                                              358,890          587,544
      Raw materials and ingredients                                               2,701,284        2,983,298
      Supplies                                                                    1,179,041        1,066,595
                                                                                  9,386,857        9,152,575

                         LEISUREPLANET HOLDINGS LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


6.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

                                                                                  JUNE 30,         JUNE 30,
                                                                                      2000             1999
                                                                                         $                $
      ---------------------------------------------------------------------- ---------------- ----------------
      Land and buildings                                                         2,174,364        2,028,094
      Leasehold improvements                                                     1,265,657        1,203,152
      Plant and equipment                                                       23,721,346       24,570,108
      Motor vehicles                                                             2,325,005        2,508,450
      Construction in progress                                                     558,416          467,595
                                                                                30,044,788       30,777,399
      Less: accumulated depreciation                                           (11,829,592)     (11,488,982)
      Property, plant and equipment, net                                        18,215,196       19,288,417


       Depreciation expense was $2,906,643, $2,510,953 and $2,485,838 for the years ended June 30, 2000, 1999 and 1998 respectively. Included in this depreciation expense was $2,900,153, $2,506,667 and $2,480,194 of the discontinued operations.


7.       INVESTMENTS IN AFFILIATES

       A summary of the impact of these investments on the consolidated financial statements is presented below:

                                                                EFFECTIVE         JUNE 30,         JUNE 30,
                                                               PERCENTAGE             2000             1999
                                                                OWNERSHIP                $                $
      ----------------------------------------------------- ---------------- ---------------- ----------------
      Investments in and receivables from unconsolidated
      affiliates
             HotelSupplyGroup. Com                                     51%         183,134                -
             Magnolia Broadband                                        48%       1,076,338                -
               Hall Lifestyle Products                                 50%          24,463                -
                                                                                 1,283,935                -

      Share of losses of unconsolidated affiliates:
             HotelSupplyGroup. Com                                     51%         (37,223)               -
             Magnolia Broadband                                        48%        (123,662)               -
                                                                                  (160,885)               -

       On July 13, 1999 the Company organized a new company, HotelSupplyGroup.Com Limited ("HSG"), with Intercommerce Trading Limited. HSG is 51% owned by the Company and 49% by Intercommerce Trading limited. However, the Company does not have a majority voting interest therefore HSG has been accounted for under the equity method in the consolidated financial statements.

       A shareholders loan of $250,000 has been advanced to HSG as initial funding. A provision of $35,763 has been raised against the carrying value of this investment, which represents the deficit of the book value of the investment to its net asset value at year-end.

8.     INTANGIBLE ASSETS

       Intangible assets consist of the following:

                                                             JUNE 30,         JUNE 30,
                                                                 2000             1999
                                                                              RESTATED
                                                                    $                $
      ------------------------------------------------- ---------------- ----------------
      Goodwill                                              5,596,624       15,802,699
      Patents and Trademarks                                5,366,800        6,083,062
      Recipes and other intellectual property              11,590,790       12,451,747
      Non-competition agreements                            1,304,498        1,480,465
                                                            ---------        ---------
                                                           23,858,712       35,817,973
      Less: accumulated amortisation                       (3,173,533)      (2,082,040)
                                                           -----------      -----------
      Intangible assets, net                               20,685,179       33,735,933
                                                           ==========       ==========

       Amortisation expense was $2,379,626, $1,613,206 and $1,152,831for the years ended June 30, 2000, 1999 and 1998 respectively. Included in the amortisation expense was $1,648,907, $1,209,253 and $881,444 of the discontinued operations.

                         LEISUREPLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



9.     DEBT

       Debt consists of the following:

                                                          JUNE 30,        JUNE 30,
                                                              2000            1999
                                                                 $               $
       ---------------------------------------------------------------------------
       LONG TERM DEBT
       9% convertible debentures                                --       4,495,000
       Increasing rate convertible debentures           12,000,000      15,000,000
       Debenture redemption reserve fund                 2,025,000       1,406,250
       Mortgage loans                                      373,333         489,503
       Equipment notes                                   2,164,047       3,623,319
       Deferred purchase consideration                   1,016,542       1,672,607
       Interest free notes                                      --      10,000,000
                                                        ----------      ----------
                                                        17,578,922      36,686,679
                Less:    current portion                (2,105,153)     (3,088,435)
                                                        ----------      ----------
                                                        15,473,769      33,598,244
                                                        ----------      ----------

       9% CONVERTIBLE DEBENTURES

       10,000 9% convertible debentures of $1,000 each were issued in June 1997. These debentures are unsecured, senior and subordinated, bearing interest at 9% per annum, payable quarterly. The debentures are convertible into shares of common stock, by the debenture holder, at any time prior to maturity at a price of $6,00 per share. The debentures may be redeemed at the option of the Company from June 15, 1999 through June 14, 2003 at a redemption premium ranging from 109% to 102,5% of face value, depending on the redemption date.

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

       During the current financial year the remaining 4,495 9% convertible debentures of $1,000 each were converted to shares of common stock. During the prior year, 1,924 9% convertible debentures of $1,000 each were converted to shares of common stock and a further 2,734 9% convertible debentures of $1,000 each were repurchased and cancelled.

       During the current fiscal year the unamortised debt issue costs of the remaining 9% convertible debentures were offset against additional paid-in capital upon conversion of these debentures to shares of A Class common stock.

                         LEISUREPLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



9.     DEBT (CONTINUED)

       INCREASING RATE CONVERTIBLE DEBENTURES

       15,000 increasing rate convertible debentures of $1,000 each were issued on October 31, 1997.

       These debentures bear interest at the following rates which is payable quarterly:

       4% per annum for the year ending October 31,1998

       4,5% per annum for the two years ending October 31, 2000

       5% per annum for the year ending October 31, 2001

       The debentures are convertible into shares of common stock, at the option of the debenture holder, at any time prior to maturity at a price of $9,50 per share. The debentures may be redeemed at the option of the Company from October 31, 1998 if the Company's common stock trades at more than $14,25 per share for 30 consecutive market days. Should the debentures not be converted into shares of common stock prior to October 31, 2001, the maturity date, the redemption value of the debentures will be 122,5% of the principal amount.

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

       During the current year 3,000 increasing rate convertible debentures of $1,000 each were converted to shares of common stock at $9,50 per share.

       INCREASING RATE CONVERTIBLE DEBENTURES (CONTINUED)

       Debt issue costs of $669,294, relating to these debentures is being amortised over the tenure of the debenture issue. The charge to interest expense for the current year is $223,731. During the current fiscal year, 3,000 of the increasing rate debentures were converted to A class shares, the unamortised debt issue costs related to these debentures was offset against additional paid-in capital.

       DEBENTURE REDEMPTION RESERVE FUND

       In terms of the tenure of the increasing rate convertible debentures a redemption reserve fund has been created to cater for the premium required on the redemption of those debentures on October 31, 2001. This debenture redemption reserve fund is being created on the straight-line basis over the remaining period of the debenture tenure.

       The current year charge to interest expense for the debenture redemption reserve is $1,012,500.

                         LEISUREPLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



9.     DEBT (CONTINUED)

       MORTGAGE LOANS

       Mortgage loans are collateralized by first and second mortgage bonds over property with a net book value of $2,174,364. These loans are repayable in equal monthly installments and equal annual installments over periods ranging from five to twenty years and bear interest at rates ranging from 13,5% to 14,5%. Generally these interest rates are linked to the South African prime lending rate which was 14,5% at June 30,2000.

       EQUIPMENT NOTES

       Equipment notes are collateralized over movable assets with a net book value of $26,048,139. These loans are generally repayable in equal monthly installments over a maximum period of five years. These loans bear interest at rates ranging from 2% below to 1,75% above the South African prime lending rate, which was 14.5% at June 30, 2000.

       DEFERRED PURCHASE CONSIDERATION

       Represents payments due to the previous owners of Gull Foods and Fifers Bakery which are only payable at fixed dates in terms of the agreements entered into with those owners.

       INTEREST FREE NOTES

       Represented loan funds due to the minority shareholders of LPI. This amount was interest free and was only repayable when and if LPI produced positive earnings. Due to the recent voluntary administration of LPI, these loans will no longer be payable.

       Aggregate annual maturities of long-term debt at June 30, 2000 were as follows:

                                                                            $
       ----------------------------------------------------------------------
       2001                                                         2,105,153
       2002                                                        14,869,725
       2003                                                           366,994
       2004                                                            93,183
       2005                                                           143,867
                                                                  ----------
                                                                  17,578,922
                                                                  ----------


10.    FSAH MANDATORY REDEEMABLE PREFERRED STOCK

       On April 16, 1999, FSAH issued 60,000,000 mandatory redeemable preferred stock for R60,000,000, each with a par of R0,001. FSAH is a wholly owned subsidiary of the Company. The preferred stock is redeemable on April 17, 2002 at the original issue price. Dividends on the preferred stock are equal to the greater of (i) the dividend declared by Lifestyle, a subsidiary of FSAH, listed on the Johannesburg Stock Exchange, or (ii) 125% of the prior years dividend. These dividends accrue annually and are payable 3 days after the receipt of the Lifestyle dividend or, if no such dividend is declared, annually on February 19.

       Lifestyle did not declare a dividend in the current fiscal year.

                         LEISUREPLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



11.    BANKING FACILITIES

       FSAH, a wholly-owned subsidiary of the Company, has a short term banking facility equal to its exposure to certain South African financial institutions on the strength of guarantees provided by a pledge of 14 million shares in Lifestyle, which represents 17,3% of FSAH's interest in Lifestyle. This facility will need to be renegotiated upon the sale of Lifestyle. This facility bear interest at interest rates linked to the prime lending rate, which is currently 14,5%, and is repayable on demand.

       Lifestyle, the discontinued operation, has a general short term banking facility of $5,921,000 available to it. This facility bears interest at rates linked to the prime lending rate, which is currently 14,5%, and is repayable on demand. The term of this facility is generally less than twelve months.


12.    FORWARD EXCHANGE CONTRACTS

       The functional currency of the Company's major South African subsidiary is the South African Rand. Due to the volatility of this currency against the currencies of major trading partners, forward foreign currency exchange contracts are entered into which effectively result in the purchase of foreign currency at a set value for delivery at a future date. Unrealized gains and losses at June 30, 2000 and 1999 were not material.


13.    GAIN /(LOSS) ON DISPOSAL OF SUBSIDIARY STOCK

       The gain on disposal of subsidiary stock includes any gains or losses made on the dilution of the Company's effective interest in subsidiaries by the issuance of shares in its underlying subsidiaries to minority shareholders.

       The gain/(loss) on disposal and dilution recognised in the consolidated statements of operations is made up as follows:

                                                              YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                JUNE 30,       JUNE 30,       JUNE 30,
                                                                    2000           1999           1998
                                                                               RESTATED
                                                                       $              $              $
      ------------------------------------------------------------------------------------------------
      Proceeds received                                          421,400      5,712,671      4,358,027
      Less: Net carrying value of shares of First
      Lifestyle Holdings Limited                                (317,895)    (5,097,527)    (1,749,193)
                                                                --------     ----------     ----------
                                                                 103,505        615,144      2,608,834
                                                                --------     ----------     ----------
      Loss on dilution in First Lifestyle Holdings
      Limited                                                          -     (1,419,294)              -
                                                                --------     ----------     ----------
                                                                 103,505       (804,150)     2,608,834
                                                                --------     ----------     ----------

                         LEISUREPLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



14.      INCOME TAXES

         The provision for income taxes charged to operations was as follows:

                                            YEAR ENDED      YEAR ENDED      YEAR ENDED
                                              JUNE 30,        JUNE 30,        JUNE 30,
                                                  2000            1999            1998
                                                     $               $               $
      --------------------------------------------------------------------------------
      Current:
               Normal taxation                     619           1,219              --
                                                   ---           -----             ---
      PROVISION FOR TAXES ON INCOME                619           1,219              --
                                                   ---           -----             ---

       The Company is a Bermuda registered corporation where there are no tax laws applicable.

       FSAH, a South African registered corporation, incurred a tax charge of $619 in the current fiscal year, relating to prior year underprovisions.

       First South Africa Management Corp., an American registered corporation, incurred a normal taxation charge of $1,219 in 1999.

       Net deferred tax liabilities is comprised of the following:

                                                                  JUNE 30,      JUNE 30,
                                                                      2000          1999
                                                                                RESTATED
                                                                         $             $
      ----------------------------------------------------------------------------------
      Accruals and prepaid expenditure                             203,313       (42,125)
      Assessable losses                                            694,967       582,009
                                                                ----------    ----------
                        Gross deferred tax assets                  898,280       539,884
                                                                ----------    ----------
      Property, plant and equipment and intangibles             (4,402,038)   (3,722,971)
                                                                ----------    ----------
                        Gross deferred tax liabilities          (4,402,038)   (3,722,971)
                                                                ----------    ----------
      NET DEFERRED TAX LIABILITY                                (3,503,758)   (3,183,087)
                                                                ----------    ----------


15.    DISCONTINUED OPERATIONS

       FIRST LIFESTYLE HOLDINGS LIMITED ("LIFESTYLE")

       During the current fiscal year the Company changed its focus to investing in the Internet and wireless communication industries. Although Lifestyle has performed well over the past few years, it no longer fits the Company's investment strategy. On June 21, 2000 the Company received an offer from Lifestyle management to buy Lifestyle from the Company. The company accepted the offer on September 26, 2000 at a general meeting of Lifestyle shareholders, which has been approved by the South African competition authorities.

       On August 14, 2000, the Company sold an effective 13,7% interest in Lifestyle to the existing Lifestyle management as part of the plan to dispose of the Lifestyle segment. This sale was done on the same terms and conditions as the offer made by management to the remaining shareholders as contained in a circular to Lifestyle shareholders dated September 4, 2000.

                         LEISUREPLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



15.    DISCONTINUED OPERATIONS (CONTINUED)

       The following summarizes the remaining assets and liabilities of the Lifestyle segment that are included n the accompanying consolidated balance sheet at June 30, 2000.

                                                                      JUNE 30,
                                                                          2000
                                                                             $
      ------------------------------------------------------------------------
      ASSETS
      Cash and cash equivalents                                     18,106,098
      Accounts receivable, net                                      10,608,197
      Inventories                                                    9,386,857
      Prepaid expenses and other current assets                      1,528,667
      Deferred income taxes                                            905,533
                                                                    ----------
               TOTAL CURRENT ASSETS                                 40,535,352
      Property, plant and equipment, net                            18,194,926
      Intangible assets, net                                        18,801,831
      Other assets                                                      55,826
                                                                    ----------
                                                                    77,587,935
                                                                    ----------
      LIABILITIES
      Bank overdraft                                                   568,908
      Current portion of long term debt                              1,088,611
      Accounts payable                                               8,291,996
      Other provisions and accruals                                  4,257,016
      Dividends payable                                                     87
      Income taxes payable                                             676,003
      Other taxes payable                                              303,812
                                                                    ----------
               TOTAL CURRENT LIABILITIES                            15,186,433
      Long term debt                                                 1,448,769
      Deferred income taxes                                          4,409,291
                                                                    ----------
                                                                    21,044,493
                                                                    ----------
                                                                    56,543,442
                                                                    ----------

       The following summarizes the operating results of the Lifestyle discontinued operation:

                                                         YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                           JUNE 30,        JUNE 30,        JUNE 30,
                                                               2000            1999            1998
                                                                  $               $               $
      ---------------------------------------------------------------------------------------------
      Revenue                                            93,292,006      84,944,309      82,759,698
                                                         ----------      ----------      ----------
      Operating income                                    6,471,842       7,024,057       9,431,814
                                                         ----------      ----------      ----------
      Net income, net of minority interest of
      $3,479,293, $3,010,194 and $1,704,391               3,188,161       3,685,334       5,566,104
                                                         ----------      ----------      ----------

       The Company anticipates making a profit on the disposal of Lifestyle and accordingly no provision for losses on disposal has been recorded.

                         LEISUREPLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



15.    DISCONTINUED OPERATIONS (CONTINUED)

       LEISUREPLANET.COM ("LPI")

       Due to the lack of investor appetite for loss making Internet businesses, no further funding was available to fund the activities of LPI, previously Leisureplanet Limited, the Internet travel related business. On August 2, 2000 LPI was placed under voluntary administration in the United Kingdom, subsequent to this date, on August 31, 2000 the administrator placed LPI into liquidation. The liabilities of LPI exceed the assets and, where appropriate, provision has been made for any liabilities, contingent or otherwise, which the Company may incur. The remaining cash is considered restricted as a result of the administrative liquidation.

       The following summarizes the remaining assets and liabilities of the LPI segment which are included in the accompanying consolidated balance sheet at June 30, 2000:

                                                           JUNE 30,     PROVISION FOR       JUNE 30,
                                                               2000         LOSSES ON           2000
                                                                             DISPOSAL
                                                                  $                 $              $
      ----------------------------------------------------------------------------------------------
      ASSETS
      Cash and cash equivalents                           4,641,539                        4,641,539
      Accounts receivable, net                              304,741          (304,741)            --
      Prepaid expenses and other current assets          25,727,155       (25,727,155)            --
                                                         ----------       -----------      ---------
               TOTAL CURRENT ASSETS                      30,673,435       (26,031,896)     4,641,539
      Property, plant and equipment, net                  1,571,009        (1,571,009)            --
      Intangibles, net                                   11,336,630       (11,336,630)            --
                                                         ----------       -----------      ---------
                                                         43,581,074       (38,939,535)     4,641,539
                                                         ----------       -----------      ---------
      LIABILITIES
      Bank overdraft                                          1,510            (1,510)            --
      Accounts payable                                    6,864,781        (2,223,242)     4,641,539
      Other provisions and payables                       1,004,239        (1,004,239)            --
                                                         ----------       -----------      ---------
               TOTAL CURRENT LIABILITIES                  7,870,530        (3,228,991)     4,641,539
      Long term debt                                      4,155,561        (4,155,561)            --
                                                         ----------       -----------      ---------
                                                         12,026,091        (7,384,552)     4,641,539
      Minority interest                                   2,547,488        (2,547,488)            --
      Preference share capital                           13,333,333       (13,333,333)            --
                                                         ----------       -----------      ---------
                                                         27,906,912       (23,265,373)     4,641,539
                                                         ----------       -----------      ---------
                                                         15,674,162       (15,674,162)            --
                                                         ----------       -----------      ---------

       The following summarizes the operating results of the LPI segment:

                                                                      YEAR ENDED      YEAR ENDED
                                                                        JUNE 30,        JUNE 30,
                                                                            2000            1999
                                                                               $               $
      ------------------------------------------------------------------------------------------
      Revenue                                                            546,942         164,486
                                                                     -----------      ----------
      Operating loss                                                 (30,124,852)     (6,231,845)
                                                                     -----------      ----------
      Net loss, net of minority interest of $14,598,890 and $nil     (15,119,447)     (6,167,662)
                                                                     -----------      ----------

                         LEISUREPLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



15.    DISCONTINUED OPERATIONS (CONTINUED)

       During the prior fiscal year the Company completed the discontinuation of its operations in the Industrial manufacturing and Packaging business segments in order to concentrate all of its efforts on its core operations of Lifestyle enhancing products and Internet travel related businesses.

       The following summarizes the operating results of the industrial and packaging business segments:

                                                      YEAR ENDED      YEAR ENDED
                                                        JUNE 30,        JUNE 30,
                                                            1999            1998
                                                               $               $
       --------------------------------------------------------------------------
       Revenue                                        18,492,864      30,648,652
                                                      ----------     ------------
       Operating loss                                   (695,700)     (1,371,879)
                                                      ----------     ------------
       Net loss                                       (1,458,991)     (2,178,473)
                                                      ----------     ------------

       Loss on disposal of discontinued operations      (612,858)              -
       Write off of development costs incurred on
       Processed food pie business                      (362,090)              -
                                                      ----------     ------------
                                                        (974,948)              -
                                                      ----------     ------------
       Net loss on discontinued operations            (2,433,939)     (2,178,473)
                                                      ----------     ------------

       The Company disposed of the following subsidiaries:

                                                                                    PROCEEDS ON
                                                                                       DISPOSAL
      SUBSIDIARY/BUSINESS                                           DATE DISPOSED             $
      ------------------------------------------------------------------------------------------
      INDUSTRIAL MANUFACTURING SEGMENT
               Humidair (Pty) Ltd                                    July 1, 1998        58,824
               First Strut (Pty) Ltd                             December 1, 1998             -
               Europair Africa (Pty) Ltd                            March 1, 1999             -
               LS Pressings (Pty) Ltd                                 May 1, 1999       495,050

      PACKAGING SEGMENT
               Pakmatic Company (Pty) Ltd                           April 1, 1999             -
               Starpak (Pty) Ltd                                    April 1, 1999             -
               Pacforce (Pty) Ltd - cessation of operations         June 30, 1999             -
                                                                                       --------
      TOTAL DISPOSAL CONSIDERATION                                                      553,874
                                                                                       --------

                         LEISUREPLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



15.    DISCONTINUED OPERATIONS (CONTINUED)

       Where no disposal proceeds are recorded, the liabilities generally exceeded the assets of the company concerned, with the exception of Europair Africa and Pakmatic Company, where the vendors were required to repay shareholders' loans back to the Company.

                                                                              $
      -------------------------------------------------------------------------
      Assets and liabilities disposed of:
               Current assets (including cash of $462,156)            8,983,186
               Property, plant and equipment                          3,149,176
               Goodwill                                                 901,340
               Other assets                                             124,057
                                                                    -----------
      TOTAL ASSETS SOLD                                              13,157,759
                                                                    -----------
               Current liabilities                                  (11,510,761)
               Long term debt                                        (1,839,722)
               Deferred taxes                                           (19,351)
               Other liabilities                                         (1,205)
                                                                    -----------
      TOTAL LIABILITIES SOLD                                        (13,371,039)
                                                                    -----------
                                                                       (213,280)
                                                                    -----------


16.    CASH FLOWS

       The changes in assets and liabilities consist of the following:

                                                         YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                           JUNE 30,        JUNE 30,        JUNE 30,
                                                               2000            1999            1998
                                                                  $               $               $
      ---------------------------------------------------------------------------------------------
      (Increase)/decrease in accounts receivable           (837,497)     (1,609,848)      1,251,842
      (Increase)/decrease in inventories                 (1,415,494)     (1,257,940)       (956,318)
      Increase in prepaid expenses and other current
      Assets                                             (2,245,402)     (3,758,667)       (169,887)
      Increase/(decrease) in accounts payable             7,259,517       2,141,313        (894,445)
      Increase in other provisions and accruals           1,703,222       5,398,166               -
      Increase in other taxes payable                      (202,532)          8,483         676,319
      (Decrease)/increase in income taxes payable          (423,369)       (380,001)        513,573
                                                         ----------      ----------        --------
                                                          3,838,445         541,506         421,084
                                                         ----------      ----------        --------

                         LEISUREPLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


16.    CASH FLOWS (CONTINUED)

                                                            YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                              JUNE 30,        JUNE 30,        JUNE 30,
                                                                  2000            1999            1998
                                                                     $               $               $
      ------------------------------------------------------------------------------------------------
      DIVIDENDS PAID IS RECONCILED TO THE CASH FLOW AS
      FOLLOWS:
      Movement in opening and closing balances              (1,572,434)      1,315,222               -
      Minority dividend movements                              379,193      (1,103,450)              -
      Dividend charge                                         (149,755)       (495,991)              -
                                                           -----------      ----------       ---------
      Dividend paid                                         (1,342,996)       (284,219)              -
                                                           -----------      ----------       ---------
      NET CASH PROVIDED BY/(USED IN) DISCONTINUED
      OPERATIONS CONSISTS OF THE FOLLOWING:
      Net income/(loss) of discontinued operations:        (27,605,448)     (4,916,267)      3,387,631
      Provision for losses on discontinuance                15,674,162               -               -
      Depreciation and amortisation                          4,549,060       3,715,552       3,361,638
      Minority share of (losses)/gains                     (11,119,597)      3,010,194       1,704,922
      Interest in losses of affiliates                          23,111               -
      Shares to be issued                                    3,446,633               -               -
      Loss on sale of shares                                         -        (767,262)              -
                                                           -----------      ----------       ---------
                                                           (15,032,079)      1,042,217       8,454,191
                                                           ===========      ==========       =========


17.    EMPLOYMENT BENEFITS

       The Company does not maintain retirement funds for the benefit of its employees of its continuing operations.

       The Company and employees of continuing operations participate in various health plans, which provide medical cover for employees on an annual basis. Neither the health plan nor the Company are liable for post retirement medical costs. The contributions to the health plan are borne by the Company. The Company has no liability for employees' medical costs in excess of the contributions to the health plan.

       The Company's contribution to these health plans was as follows:

                                     YEAR ENDED      YEAR ENDED      YEAR ENDED
                                       JUNE 30,        JUNE 30,        JUNE 30,
                                           2000            1999            1998
                                              $        RESTATED        RESTATED
                                                              $               $
       -------------------------------------------------------------------------
                                          6,927               -               -
                                         ------          ------           ------


18.    BUSINESS SEGMENT INFORMATION

       In the previous year the Company had two reportable segments which included strategic business units that offered different products and services. These business units were both managed separately as each unit was in a different technological and marketing field. Both of these segments, Internet travel related businesses and Lifestyle enhancing products, are reported as discontinued operations in the current year as the company has changed its focus to investing in Internet technology companies and related service industries. As a result, as of June 30, 2000 the Company operates in only one segment. This segment currently generates no revenues and all significant identifiable assets are located in the United States and Israel.

                         LEISUREPLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



19.    STOCK OPTION PLAN

       The board of directors have adopted the Company's 1995 Stock Option Plan. The Stock Option Plan provides for the grant of i) options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the code to key employees and ii) options not so intended to qualify ("Nonqualified Stock Options") to key employees (including directors and officers who are employees of the Company and to directors).

       The Stock Option Plan is to be administered by the Compensation Committee of the board of directors. The committee shall determine the terms of the options exercised, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise. No options granted under the Stock Option Plan are transferable by the optionee other than by the will or the laws of descent and distribution.

       The exercise price of Incentive Stock Options granted under the plan must be at least equal to the fair market value of such shares on the date of the grant (110% of fair market value in the case of an optionee who owns or is deemed to own more than 10% of the voting rights of the outstanding capital stock of the Company or any of its subsidiaries). The maximum term for each Incentive Stock Option granted is ten years (five years in the case of an optionee who owns or is deemed to own more than 10% of the voting rights of the outstanding capital stock of the Company or any of its subsidiaries). Options shall be exercisable at such times and in such installments as the committee shall provide in the terms of each individual option. The maximum number of shares for which options may be granted to any individual in any fiscal year is 210,000.

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

       Option activity under the stock option plans is summarised as follows:

                                                   SHARES           WEIGHTED
                                               SUBJECT TO            AVERAGE
                                                  OPTIONS     EXERCISE PRICE
                                              OUTSTANDING         PER OPTION
       ---------------------------------------------------------------------
       Balance at July 1, 1997                    395,000               3,78
       Granted - non plan options                 500,000               4,75
       Granted - plan options                      40,000               5,00
       Exercised - plan options                   (10,000)              4,38
       Balance at June 30, 1998                   925,000               4,40
       Granted - plan options                     135,000               2,75
       Exercised                                  (20,000)              5,19
       Balance at June 30, 1999                 1,040,000               4,21
       Granted - non plan options                 600,000               4,88
       Granted - plan options                      60,000               3,76
       Exercised - non plan options              (100,000)              2,00
       Exercised - plan options                   (80,000)              4,75
       Balance at June 30, 2000                 1,520,000               4,54

                         LEISUREPLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



19.    STOCK OPTION PLAN (CONTINUED)

       Significant option groups outstanding at June 30, 2000 and related weighted average exercise price and weighted average remaining life are as follows:

                             OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                           -----------------------      --------------------
                                          WEIGHTED                  WEIGHTED       WEIGHTED
       RANGE OF                            AVERAGE                   AVERAGE        AVERAGE
       EXERCISE                           EXERCISE                  EXERCISE      REMAINING
       PRICES                SHARES          PRICE       SHARES        PRICE           LIFE
       ------------------------------------------------------------------------------------
       $1,00 to $2,19        165,000          1,81      165,000         1,81        7 Years
                                                                                   4 months
       $3,75 to $4,875     1,075,000          4,81      435,000         4,72        8 Years
                                                                                   3 months
       $5,00 to $6,00        280,000          5,13      280,000         5,13        5 Years
                           ---------          ----      -------         ----
                           1,520,000          4,54      880,000         4,30
                           ---------          ----      -------         ----

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

                                                                                 1999            1998
                                                                 2000        RESTATED        RESTATED
                                                                    $               $               $
      ------------------------------------------------------------------------------------------------
      Net income/(loss) from continuing operations
               As reported                                 (4,233,222)     (6,210,195)       (615,740)
               Proforma                                    (6,809,446)     (7,895,108)     (3,683,094)
      Basic and diluted (loss)/income per common share
               As reported                                     ($0,54)         ($0,95)         ($0,10)
               Proforma                                        ($0,86)         ($1,21)         ($0,57)

       The weighted average grant date fair value of options granted in 2000, 1999 and 1998 and the significant assumptions used in determining the underlying fair value of each option grant on the date of the grant utilizing the Black Scholes option pricing model were as follows:

                                                               2000        1999        1998
      -------------------------------------------------------------------------------------
      Weighted average grant-date fair value of options
      Granted                                                 $4,07       $4,51       $6,82
      Assumptions:
             Risk free interest rate                         14,96%      14,96%       14,0%
             Expected life                                  4 Years     5 Years     5 Years
             Expected volatility                            106.45%      108,6%       87,3%
             Expected dividend yield                           0,0%        0,0%        0,0%

                         LEISUREPLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



20.    WARRANTS OUTSTANDING

       In connection with the initial public offering ("the offering") consummated in January 1996 the Company issued 2,300,000 units. Each unit issued consisted of one share of common stock, one redeemable Class A warrant and one redeemable Class B warrant. In addition, 100,000 warrants were issued to the underwriter pursuant to the underwriting agreement. Concurrently with the offering the selling security holder offered 650,000 selling security holder warrants, 650,000 selling security holder Class B warrants issuable upon exercise of the selling security holder warrants and 1,300,000 shares of common stock issuable upon exercise of these selling security holder warrants and selling security holder Class B warrants. These selling security holder warrants are identical to the Class A warrants, except that there are certain restrictions imposed upon the transferability of these warrants.

       In consideration for the 9% debenture offering the Company issued warrants over 135,000 shares of common stock at an exercise price of $6,00 per share, the fair market price at date of issuance.

       In consideration for the capital raising exercise undertaken during the current year the Company issued warrants over 150,000 shares of common stock at an exercise price of $0,01 per share.

       In terms of an agreement entered into with Infospace, the Company undertook to issue warrants over 720,000 shares of common stock valued at $5,00 per share. Infospace were to provide services to the Leisureplanet.com subsidiary in exchange for the Company increasing its holding in Leisureplanet.com equal to the value placed on the warrants. These warrants have an exercise price of $0,01 per share. As at June 30, 2000, 480,000 of these warrants have vested and 240,000 were issued.

       Warrants over 25,000 of the debenture warrants and 57,811 of the Class A Redeemable warrants were exercised during the current year.

       Warrants outstanding at June 30, 2000 were as follows:

                               NUMBER OF      EXERCISE
       WARRANT                  WARRANTS         PRICE      EXPIRY DATE      ENTITLEMENT
       -------------------------------------------------------------------------------------------
                                                                             One share of common
       Class A Redeemable                                   January 24,      stock and one Class B
       Warrants                1,015,938         $6,50             2001      warrant

       Class B Redeemable                                   January 24,      One share of common
       Warrants                2,101,547         $8,75             2001      Stock
                                                               July 31,      One share of common
       Debenture warrants        110,000         $6,00             2007      Stock
       Capital raising                                                       One share of common
       Warrants                  150,000         $6,00                       Stock
                                                                             One share of common
       Infospace warrants        240,000         $0,01                       Stock

       The Class A warrants are redeemable beginning January 24, 1997, or earlier at the option of the Company with the underwriters consent, at a redemption price of $0,05 per Class A warrant, if the "closing price" of the Company's common stock trades at an average price in excess of $9,10 per share for any consecutive 30 trading day period, ending within 15 days of the notice of redemption. All Class A warrants are to be redeemed if any are to be redeemed.

       The Class B warrants are redeemable beginning January 24, 1997, or earlier at the option of the Company with the underwriters consent, at a redemption price of $0,05 per Class A warrant, if the "closing price" of the Company's common stock trades at an average price in excess of $12,25 per share for any consecutive 30 trading day period, ending within 15 days of the notice of redemption. All Class B warrants are to be redeemed if any are to be redeemed.

                         LEISUREPLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



21.    FIRST SOUTH AFRICAN HOLDINGS ESCROW AGREEMENT

       The FSAH Escrow Agreement was executed prior to the closing of the Company's offering and provided for the concurrent issuance and delivery of 729,979 shares of Class B common stock to the FSAH escrow agent. The FSAH Escrow Agreement is intended to provide security for the holders of FSAH Class B common stock, who are residents in South Africa and are prohibited in terms of South African law from holding shares in a foreign company. The FSAH Escrow Agreement provides that the parties to this agreement that are holders of FSAH Class B common stock will not sell such shares of stock, but may tender the shares to the FSAH escrow agent against payment therefore by the escrow agent, which payment may consist of the proceeds obtained from the sale of an equal number of Class B common stock of the Company, provided that the proceeds of the sale will be delivered to the holder of the Class B common stock in exchange for the shares in FSAH. These shares will be tendered to the Company and they will be immediately converted to FSAH Class A common stock.

       Since the consummation of the Company's offering in January 1996, the Company has entered into FSAC Escrow Agreements with the FSAH escrow agent, FSAH and certain principal shareholders of the Company's subsidiaries, which were acquired since January 1996. The terms of the FSAC Escrow Agreement are substantially similar to the terms of the FSAH Escrow Agreement, except that the FSAH Escrow Agreement provided for the issue of shares of Class B common stock to the FSAH escrow agent while the FSAC Escrow Agreements provide for the issue of shares of common stock to the FSAH escrow agent which correspond to the issuance's of FSAH Class B common stock by FSAH.

       In 2000 a further 120,621 shares of common stock were issued to the FSAH escrow agent in terms of the FSAC Escrow agreements entered into, in connection with the acquisition of Gull Foods.

       No further shares of common stock are to be issued in terms of FSAC or FSAH escrow agreements.

       In terms of the agreements entered into with the previous vendors of Piemans Pantry, Seemann's Quality Meat Products, Gull Foods and Fifers Bakery, the underlying value of the FSAC escrow stock was underpinned at certain minimum values. The previous vendors had the option to put the shares to the Company at those values, which was obligated to honor the minimum values placed on those shares. These vendors exercised this option during the prior fiscal year, which resulted in the redemption and cancellation of 1,583,059 FSAC A class common stock.

       There are no further stock price warranties outstanding.


22.    COMMITMENTS AND CONTINGENCIES

       South African Secondary Tax on Companies at 12,5 percent is payable on all dividends declared out of distributable reserves of South African companies.

       The Company is liable to pay to the previous vendors an estimated $1,016,542 based on the attainment of profit warranties which form an integral part of all acquisition agreements concluded with previous vendors of acquired companies. The payment of this amount is dependent upon the achievement of pre defined profit targets.

       The company has ,guaranteed the banking facilities of certain of its subsidiaries previously disposed of during the prior year. These guarantees amount to $1,580,000

       The Future minimum non-cancellable operating lease payments are not material.

                         LEISUREPLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



23.    QUARTERLY INFORMATION

       The Company restated the presentation of certain information for the first three quarters. Net income/(loss) has been restated by an equal charge of $107,027 for each of the quarters ended September 30, 1999, December 31, 1999 and March 31, 2000 to correctly reflect the change in deferred tax liabilities related to certain intangible assets. Operating income/(loss) and net income/(loss) has been restated in the quarters ended September 30, 1999, December 31, 1999 and March 31, 2000 by $39,934, $289,796 and $434,651 respectively to correctly reflect the amortisation of prepaid assets which was recorded in the quarter ended June 30, 2000. Net income/(loss) has been restated by $393,750 in the quarter ended March 31, 2000 to correctly reflect transfer of capital redemption reserve, on conversion of debentures into shares, to additional paid in capital. Other income and net income/(loss) has been restated by $6,308,858 and $2,320,999 to correctly reflect the gain made on dilution of investment in LPI, to additional paid in capital.

                                                                          QUARTERS ENDED
                                                           --------------------------------------------
                                                            SEPTEMBER         DECEMBER            MARCH
                                                                  30,              31,              31,
                                                                 1999             1999             2000
                                                                    $                $                $
       ------------------------------------------------------------------------------------------------
       Revenues                                            22,721,938       30,055,350       21,100,519
                                                           ----------       ----------       ----------
       Operating income/(loss)                             (1,687,277)        (864,056)      (7,618,889)
       Net income/(loss)                                   (2,980,397)      (2,163,504)      (4,623,494)

       Net income/(loss) per share - basic and diluted         ($,040)          ($0,30)          ($0,51)
       Weighted average common stock outstanding -
       Basic and diluted                                    6,377,981        7,153,185        9,002,398

       DATA FOR EXHIBIT 11.1

       (Loss)/earnings per share data is calculated as follows:

       BASIC LOSS PER SHARE FOR THE YEAR ENDED JUNE 30, 2000                                  $
       ----------------------------------------------------------------------------------------

       Net loss available to common stockholders from continuing operations          (4,233,222)
       Net loss available to common stockholders from discontinued operations       (27,605,448)
       Total net loss                                                               (31,838,670)

       DATES OUTSTANDING                                      SHARES      FRACTION OF      WEIGHTED
                                                         OUTSTANDING           PERIOD       AVERAGE
                                                                                             SHARES
       --------------------------------------------------------------------------------------------
       July 1, 1999                                        6,329,731                      6,329,731
       July 1, 1999 to June 30, 2000
       Options converted to shares during the year           180,000             0,66       117,930
       Additional purchase price payments                    120,621             0,75        90,548
       A Warrants exercised                                  164,500             0,43        71,036
       Underwriters options exercised                         82,811             0,36        29,583
       9% debentures converted                               742,503             0,48       353,973
       Increasing rate debentures                            315,789             0,46       144,484
       New shares issued                                   1,379,310             0,51       699,102
       WEIGHTED AVERAGE SHARES                             9,315,265                      7,836,387


       BASIC LOSS PER SHARE FOR THE YEAR ENDED JUNE 30, 1999                                   $
       -----------------------------------------------------------------------------------------

       Net loss available to common stockholders from continuing operations           (6,210,195)
       Net loss available to common stockholders from discontinued operations         (4,916,267)
       Total net loss                                                                (11,126,462)

       DATES OUTSTANDING                                           SHARES      FRACTION OF       WEIGHTED
                                                              OUTSTANDING           PERIOD        AVERAGE
                                                                                                   SHARES
       --------------------------------------------------------------------------------------------------
       July 1, 1998                                             7,472,324             1,00      7,472,324
       July 1, 1998 to June 30, 1999
       Additional purchase price payments                         242,684             0,75        182,179
       Escrow shares and ordinary shares repurchased
       And cancelled during the year                           (1,725,977)            0,73     (1,259,251)
       Options converted to shares during the year                 20,000             0,25          4,932
       Debentures converted into shares during the year           320,700             0,46        148,307
       WEIGHTED AVERAGE SHARES                                  6,329,731                       6,548,491

       DATA FOR EXHIBIT 11.1

       (Loss)/earnings per share data is calculated as follows:

       BASIC EARNINGS PER SHARE FOR THE YEAR ENDED JUNE 30, 1998                             $
       ---------------------------------------------------------------------------------------

       Net loss available to common stockholders from continuing operations           (615,740)
       Net loss available to common stockholders from discontinued operations        3,387,631
                                                                                     ---------
       Total net income                                                              2,771,891
                                                                                     ---------

       DATES OUTSTANDING                                           SHARES     FRACTION OF      WEIGHTED
                                                              OUTSTANDING          PERIOD       AVERAGE
                                                                                                 SHARES
       ------------------------------------------------------------------------------------------------

       July 1, 1997                                             5,359,615            1,00     5,359,615
       July 1, 1997 to June 30, 1998
       Additional purchase price payments                         290,394            0,15        42,884
       Acquisition of subsidiaries                                238,848            0,46       109,220
       Warrants converted to shares during the year               233,826            0,83       194,549
       Options converted to shares during the year                 35,000            0,39        13,616
       Warrants swapped into shares during the year             1,173,476            0,59       697,608
       Debentures converted into shares during the year           141,165            0,05         7,489
                                                                ---------                     ---------
       WEIGHTED AVERAGE SHARES                                  7,472,324                     6,424,981
                                                                ---------                     ---------



       DILUTED LOSS PER SHARE FOR THE YEAR ENDED JUNE 30, 2000                                $
       ----------------------------------------------------------------------------------------
       Net loss available to common stockholders from continuing operations          (4,233,222)
       Add impact of assumed conversions                                              2,030,232
                                                                                    -----------
                                                                                     (2,202,990)
       Net loss available to common stockholders from discontinued operations       (27,605,448)
                                                                                    -----------
       ADJUSTED NET LOSS                                                            (29,808,438)
                                                                                    -----------
       Weighted average shares                                                        7,836,387
       Warrants and options not yet exercised                                         1,150,698
       9% convertible debentures                                                        392,069
       Increasing rate debentures                                                     1,434,463
                                                                                    -----------
       ADJUSTED WEIGHTED AVERAGE SHARES                                              10,813,617
                                                                                    ===========

       DATA FOR EXHIBIT 11.1

       (Loss)/earnings per share data is calculated as follows:


       DILUTED LOSS PER SHARE FOR THE YEAR ENDED JUNE 30, 1999                               $
       --------------------------------------------------------------------------------------
       Net loss available to common stockholders from continuing operations         (6,210,195)
       Add impact of assumed conversions                                             2,258,044
                                                                                    ----------
                                                                                    (3,952,151)
       Net loss available to common stockholders from discontinued operations       (4,916,267)
                                                                                    ----------
       ADJUSTED NET LOSS                                                            (8,868,418)
                                                                                    ==========
       Weighted average shares                                                       6,548,491
       Warrants and options not yet exercised                                           41,252
       9% convertible debentures                                                       945,618
       Increasing rate debentures                                                    1,578,947
                                                                                    ----------
       ADJUSTED WEIGHTED AVERAGE SHARES                                              9,114,308
                                                                                    ==========

       DILUTED EARNINGS PER SHARE FOR THE YEAR ENDED JUNE 30, 1998                          $
       --------------------------------------------------------------------------------------
       Net income available to common stockholders from continuing operations        (615,740)
       Add impact of assumed conversions                                            1,646,170
                                                                                    ----------
                                                                                    1,030,430
       Net loss available to common stockholders from discontinued operations       3,387,631
                                                                                    ----------
       ADJUSTED NET INCOME                                                          4,418,061
                                                                                    ==========
       Weighted average shares                                                      6,424,981
       Warrants and options not yet exercised                                         502,279
       9% convertible debentures                                                    1,659,178
       Increasing rate debentures                                                   1,046,865
                                                                                    ----------
       ADJUSTED WEIGHTED AVERAGE SHARES                                             9,633,303
                                                                                    ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

         Our directors and our executive officers and the executive officers of our subsidiaries, their ages and present position are as follows:

                    NAME                       AGE                                  POSITIONS
                    ----                       ---                                  ---------
     Michael Levy                               54         Chairman of the Board

     Clive Kabatznik                            44         Vice Chairman of the Board, Chief Executive Officer,
                                                           President and Chief Financial Officer

     Cornelius J. Roodt                         41         Director

     David BenDaniel                            68         Director

     Chris Matty                                32         Director




     Mark J. Korb                               32         Chief Financial Officer of First South African Holdings
                                                           (Pty.) Ltd.


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

         CORNELIUS J. ROODT has served as a member of our Board of Directors since December 1996 and was appointed Managing Director and Chief Financial Officer of one of our subsidiaries, First South African Holdings (Pty.) Ltd., in July 1996. Mr. Roodt was responsible for overseeing all of the South African operations of First South African Holdings (Pty.) Ltd. Mr. Roodt has led the buyout of First Lifestyle Holdings and will no longer act as an executive officer of any of our subsidiaries. From February 1994 to June 1996, Mr. Roodt was a senior partner at Price Waterhouse Corporate Finance, South Africa. From January 1991 to January 1994, he was an audit partner at Price Waterhouse, South Africa.

         DAVID BENDANIEL, PH.D. has been a professor at Cornell University since 1985 and is currently the Berens Professor of Entrepreneurship at the Johnson Graduate School of Management at Cornell University. Dr. BenDaniel is the co-editor of International M&A, Joint Ventures and Beyond - Doing the Deal, printed in 1998. Dr. BenDaniel holds a B.A. and M.S. in Physics from the University of Pennsylvania and a Ph.D. in Engineering from the Massachusetts Institute of Technology.

         CHRIS MATTY has been Vice President of Strategic Development for InfoSpace.com, Inc., an aggregator of content on the Internet, since February 1997. Prior to that time, Mr. Matty was a consultant for Wiredweb, an Internet service provider, from December 1996 to February 1997. In May 1996, Mr. Matty founded Environmental Products, a recycling company, and was responsible for finance and marketing of that company until December 1996. From June 1994 to May 1996, Mr. Matty was Program Manager at Clarion Communications, a telecommunications company, where he was responsible for international business development.

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

COMMITTEES OF THE BOARD OF DIRECTORS

         Our Board of Directors has an audit committee and a compensation committee. The audit committee is composed of Chris Matty, David BenDaniel, and Michael Levy. The audit committee is responsible for recommending annually to the Board of Directors the independent auditors to be retained, reviewing with the independent auditors the scope and results of the audit engagement and establishing and monitoring our financial policies and control procedures.

         The compensation committee is currently composed of Michael Levy and Chris Matty. The compensation committee has power and authority with respect to all matters pertaining to compensation and the administration of employee benefits, deferred compensation and our stock option plans.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission and furnish copies of those reports to us. Based solely on a review of the copies of the reports furnished to us to date, or written representations that no reports were required, we believe that all reports required to be filed by such persons with respect to our fiscal year ended June 30, 2000 were timely made.

ITEM 11.  EXECUTIVE COMPENSATION

         The following summary compensation table sets forth the aggregate compensation we paid or accrued to our Chief Executive Officer and to the Managing Director and Chief Financial Officer of our subsidiaries, First South African Holdings (Pty.) Ltd. and First Lifestyle Holdings Ltd. during the fiscal years ended June 30, 1997, June 30, 1998, June 30, 1999 and June 30, 2000. Apart from Mr. Kabatznik, whose annual salary is $300,000, and Mr. Roodt, whose annual salary is $150,000, none of our executive officers or any of our subsidiaries received compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION                               LONG TERM COMPENSATION
                                             -------------------                               ----------------------
                             FISCAL         SALARY         BONUS
                              YEAR                                      OTHER ANNUAL       RESTRICTED       SECURITIES
NAME AND                     ENDED                                      COMPENSATION      STOCK AWARDS      UNDERLYING
PRINCIPAL POSITION          JUNE 30,                                                                       STOCK OPTIONS
------------------          --------       ---------       -------      ------------      ------------     -------------
                                              $             $
Clive Kabatznik,              2000           230,000             0               ---               ---          255,000
President and Chief           1999           180,000             0                                                5,000
Executive Officer             1998           180,000       170,509                                              255,000

Cornelius J. Roodt,           2000           150,000             0                                                5,000
Managing Director and         1999           150,000             0               ---               ---            5,000
Chief Financial               1998           150,000       170,509               ---               ---          255,000
Officer of First
South African
Holdings (Pty.) Ltd.
and First Lifestyle
Holdings Ltd.

         The options granted to Mr. Kabatznik during fiscal year ended June 30, 2000 represent:

                  - an option granted under our 1995 Stock Option Plan to purchase 5,000 shares of our common stock which is currently exercisable at an exercise price of $5.125 per share; and

                  - a non-plan option granted by our Board of Directors to purchase 250,000 shares of our common stock which is currently exercisable at an exercise price of $4.875 per share.

         The options granted to Mr. Roodt during fiscal year ended June 30, 2000 were granted under our 1995 Stock Option Plan and represent, in each case, an option to purchase 5,000 shares of our common stock which is currently exercisable at an exercise price of $5.125 per share.

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

         The options granted to Mr. Kabatznik and Mr. Roodt during fiscal year ended June 30, 1998 represent, in each case:

                  - an option granted under our 1995 Stock Option Plan to purchase 5,000 shares of our common stock which is currently exercisable at an exercise price of $6.00 per share; and

                  - a non-plan option granted by our Board of Directors to purchase 250,000 shares of our common stock which is currently exercisable at an exercise price of $4.75 per share.

OPTIONS GRANTED IN FISCAL 2000

         The following table sets forth the details of options to purchase common stock we granted to our executive officers during fiscal year ended June 30, 2000, including the potential realized value over the 5 year term of the option based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock. Each option is immediately exercisable.

                                 OPTIONS GRANTED
                                 ---------------
                                                                                                   POTENTIAL REALIZABLE
NAME                          NUMBER OF      PERCENT OF TOTAL       PER       EXPIRATION DATE    VALUE AT ASSUMED ANNUAL
                             SECURITIES            TO              SHARE                           RATE OF STOCK PRICE
                             UNDERLYING        EMPLOYEES IN       EXERCISE                             APPRECIATION
                               OPTIONS         FISCAL YEAR         PRICE                             FOR OPTION TERM
                               -------         -----------         -----      ---------------        ---------------
                                                                                                    5%            10%
Clive Kabatznik                 250,000              49.00%         $4.875   August 15, 2010     $336,718     $744,059.00
Clive Kabatznik                   5,000               1.00%         $5.125     May 1, 2005       $7080.00      $15,644.32
Cornelius J. Roodt                5,000               1.00%         $5.125     May 1, 2005       $7080.00      $15,644.32


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         During the fiscal year ended June 30, 2000, Mr. Roodt exercised 180,000 options. The following table sets forth the number of shares of our common stock underlying unexercised stock options granted by us to our executive officers and the value of those options at June 30, 2000. The value of each option is based on the positive difference, if any, of the closing bid price for our common stock on the Nasdaq National Market on June 30, 2000, or $3.25, over the exercise price of the option.

                                 NUMBER OF SECURITIES UNDERLYING
                                     UNEXERCISED OPTIONS AT          VALUE OF UNEXERCISED IN THE MONEY
                                         FISCAL YEAR-END                OPTIONS AT FISCAL YEAR-END
                                         ---------------                --------------------------
NAME OF EXECUTIVE OFFICER         EXERCISABLE      UNEXERCISABLE      EXERCISABLE        UNEXERCISABLE
-------------------------         -----------      -------------      -----------        -------------
Clive Kabatznik                       558,333            166,666           $5,300                   $0

Cornelius J. Roodt                    240,000                  0          $92,800                   $0

DIRECTOR COMPENSATION

         Except for Mr. Levy, our directors do not receive fixed compensation for their services as directors other than options to purchase 10,000 shares of our common stock granted to each non-employee director and options to purchase 5,000 shares of our common stock granted to each director who is an employee, in each case under our 1995 Stock Option Plan. Mr. Levy receives an annual consulting fee of $60,000 and options to purchase 10,000 shares of our common stock for every year of service as a member of our Board of Directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties.

EMPLOYMENT AGREEMENTS

     On April 12, 2000, the Company's Board of Directors approved an Amended and Restated Employment Agreement with Clive Kabatznik (the "Employment Agreement"). Pursuant to the Employment Agreement, Mr. Kabatznik will serve as the Chief Executive Officer, President and Chief Financial Officer of the Company beginning as of February 1, 2000 and continuing through and until January 31, 2005. As compensation for his services, Mr. Kabatznik will receive an annual base salary of $300,000 (with five percent increases each year), and an annual bonus of five percent of net realized capital gains upon the sale, liquidation or distribution by the Company of any Portfolio Company (as defined in the Employment Agreement). A Portfolio Company does not include any of the South African entities currently owned by the Company. In the event of a Change in Control (as defined in the Employment Agreement), Mr. Kabatznik may also be entitled to a payment of five percent of any net unrealized capital gains on any Portfolio Company, which gains may, at the option of the Company, be paid in cash, stock of the Portfolio Company or any combination of the foregoing.

         First South African Holdings (Pty.) Ltd. has entered into an employment agreement with its Managing Director and Chief Financial Officer, Cornelius J. Roodt. The agreement provides for a term commencing on July 1, 1996 and terminating in June 2001. The agreement provides that Mr. Roodt will devote substantially all of his business time, energies and abilities to our business and will receive an annual salary of $150,000. Mr. Roodt also received a one time option to purchase 150,000 shares of our common stock at an exercise price of $2.00 per share. The option to purchase 150,000 shares of our common stock is exercisable after the fifth anniversary following the grant date. However, the vesting of such option will be accelerated as follows:

                  - the option will be exercisable with respect to 30,000 shares on such earlier date that we realize earnings per share of $.75 or more on a fiscal year basis;

                  - the option will be exercisable with respect to an additional 50,000 shares on such earlier date that we realize earnings per share of $1.00 or more on a fiscal year basis; and

                  - the option will be exercisable with respect to an additional 70,000 shares on such earlier date that we realize earnings per share of $1.50 or more on a fiscal year basis.

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

         Mr. Roodt's employment contract with First South African Holdings (Pty.) Ltd. terminated on December 31, 1999 when he became Chief Executive Officer of First Lifestyle Holdings, Ltd.

STOCK OPTION PLAN

         Our Board of Directors has adopted and our shareholders, prior to our initial public offering, approved our 1995 Stock Option Plan. Our 1995 Stock Option Plan provides for the grant of:

                  - options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 to key employees; and

                  - options not intended to so qualify to key employees, including our directors and officers, and to directors and consultants who are not employees.

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

         We have granted options to purchase 630,000 shares of our common stock under our 1995 Stock Option Plan, 110,000 of which have been exercised.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of September 28, 2000, certain information as to the beneficial ownership of the our common stock by:

                 - each person known by us to own more than five percent (5%) of our outstanding shares;

                 -  each of our directors;

                 - each of our executive officers named in the Summary Compensation Table under "Executive Compensation"; and

                 -  all of our directors and executive officers as a group.

                              Amount and Nature of Beneficial
                              -------------------------------
                                       Ownership (1)
                                       -------------
Name and Address of            Common Stock       Class B                 Percentage      Percentage of
                                                                               of            Voting
Beneficial Shareholder                             Common                  Ownership          Power
                                                 Stock (2)                   (1)(3)           (1)(3)
                                                 ---------                   ------           ------
Michael Levy                    63,333(4)        736,589(5)                  8.58%            28.98%
9511 West River Street
Shiller Park, IL 60176

Clive Kabatznik                 519,999(6)        190,000                    7.26%            10.98%
6100 Glades Road
Suite 305
Boca Raton, FL 33434

Cornelius J. Roodt              188,333(7)           0                        2.0%             1.4%
P.O. Box 4001
Kempton Park
South Africa

BT Global Credit Limited       1,263,157(8)          0                       12.00%           8.94%
c/o Bankers Trust
Luxembourg S.A.
P.O. Box 807
14 Boulevard F.D. Roosevelt
L-2540 Luxembourg
Luxembourg

American Stock Transfer         354,334(9)       166,452(9)                  5.62%            9.22%
   & Trust Company
6201 15th Avenue
Brooklyn, New York 11219

UBS AG                          1,379,310            0                       14.89%           10.72%
c/o Warburg Dillon Read
677 Washington Boulevard
Stamford, Connecticut 06901

David BenDaniel                 10,000(10)           0                         *                *
6100 Glades Road
Suite 305
Boca Raton, Florida 33434

Chris Matty                     10,000(10)           0                         *                *
6100 Glades Road
Suite 305
Boca Raton, Florida 33434

All executive officers and     791,665(11)        926,589                    17.13%           39.74%
directors as a group (5
persons)

*  Less than 1 %.

(1) Beneficial ownership is calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Shares subject to stock options, for purposes of this table, are considered beneficially owned only to the extent currently exercisable or exercisable within 60 days after March 13, 2000.

(2) Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of Class B common stock indicated below.

(3) For the purposes of this calculation, our common stock and our Class B common stock are treated as a single class of common stock. Our Class B common stock is entitled to five votes per share, whereas our common stock is entitled to one vote per share.

(4) Includes 63,333 shares of our common stock issuable upon exercise of options that are immediately exercisable.

(5) Includes (i) 570,137 shares of our Class B common stock and (ii) 166,452 shares of our Class B common stock issued to the American Stock Transfer & Trust Company pursuant to the terms of an escrow agreement, which shares correspond to a like number of shares of First South African Holdings (Pty.) Ltd. Class B stock. American Stock Transfer & Trust Company has granted to Mr. Levy a proxy to vote each of such shares of our Class B common stock.

(6) Includes 519,999 shares of our common stock issuable upon exercise of options that are immediately exercisable.

(7) Includes 188,333 shares of our common stock issuable upon exercise of options that are immediately exercisable.

(8) Includes 1,263,157 shares of our common stock issuable upon conversion of certain Increasing Rate Senior Subordinated Convertible Debentures

(9) Based solely upon information contained in a Schedule 13G, Amendment No. 1, dated 12/31/99 filed with the Securities and Exchange Commission. All shares are held as escrow agent pursuant to various escrow agreements. American Stock Transfer & Trust Company holds a proxy to vote the shares of common stock. Michael Levy holds a proxy to vote the shares of Class B Common Stock.

(10) Includes 10,000 shares of our common stock issuable upon the exercise of options that are immediately exercisable

(11) Represents 791,665 shares issuable upon exercise of options that are immediately exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (A)

         1.  FINANCIAL STATEMENTS

         The following financial statements are included as required to be filed by Item 8:

LEISUREPLANET HOLDINGS, LTD.

         Report of the independent auditors
         Consolidated Balance Sheets at June 30, 2000 and 1999
         Consolidated Statements of Income for the years ended June 30, 2000, 1999 and 1998 Consolidated Statements of Cash Flows for the years ended June 30, 2000, 1999 and 1998 Consolidated Statement of Changes in Stockholders' Investment for the period June 30, 1998 to June 30, 2000 Notes to the Consolidated Financial Statements for the years ended June 30, 2000, 1999 and 1998

         2.  FINANCIAL STATEMENT SCHEDULES:

         All schedules have been omitted since the required information is included in the consolidated financial statements or notes thereto.

         3.  EXHIBITS:


     (B)  REPORTS ON FORM 8-K

     Not applicable.

  EXHIBIT NUMBER       DESCRIPTION
  --------------       -----------
             3.1       Memorandum of Association of the Registrant(7)
             3.2       Bye-Laws of the Registrant(7)
             4.1       Form of Warrant Agreement(7)
             4.2       Form of Unit Purchase Option(7)
             4.3       Indenture dated April 25, 1997 between the Registrant and
                       American Stock Transfer & Trust Company(1)
             4.4       Form of Debenture(8)
             4.5       Form of Placement Warrant(8)
             4.6       Stock Option Agreement(8)

  EXHIBIT NUMBER       DESCRIPTION
  --------------       -----------
             4.7       Indenture dated October 29, 1997, between the Registrant
                       and American Stock Transfer & Trust Company(3)
             4.8       Loan Note dated May 27, 1999 granted by Leisureplanet.com
                       in favor of Twin Media (Proprietary) Limited(9)
            10.1       Form of Escrow Agreement regarding the Earnout Escrow
                       Shares(7)
            10.2       Form of FSAH Escrow Agreement(7)
            10.3       Form of First Amended and Restated Employment Agreement
                       of Clive Kabatznik(7)
            10.4       Form of FSAM Management Agreement(7)
            10.5       Form of Consulting Agreement with Michael Levy(7)
            10.6       1995 Stock Option Plan(7)
            10.7       Pieman's Pantry Acquisition Agreement(4)
            10.8       Form of Astoria Acquisition Agreement(5)
            10.9       Form of Gull Foods Acquisition Agreement(6)
           10.10       Form of Employment Agreement of Cornelius Roodt(2)
           10.11       Agreement dated February 12, 1999 between Twine Media
                       (Proprietary) Limited, First South Africa Corp., Ltd.
                       and Leisureplanet.com(9)
           10.12       Form of Employment Agreement of Pierre Kleinhans(9)
            21.1       Subsidiaries of the Registrant(9)
            27.1       Financial Data Schedule (9)

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

(7) Incorporated by reference is the Registrant's Registration Statement on Form S-1 (No. 33-99180) (filed on November 9, 1995), as amended on Form S-1/A No. 1, Form S-1/A No. 2, Form S-1/A No. 3 (filed on December 27, 1995, January 16, 1996 and January 24, 1996, respectively) and Form 10-Q for the fiscal quarter ended March 31, 2000.

(8) Incorporated by reference is the Registrant's Registration Statement on Form S-1 (No. 333-33561) (filed on August 13, 1997), as amended on Form S-1/A No. 1, Form S-1/A No. 2 and For S-1/A No. 3 (filed on December 9, 1997 , January 22, 1998 and February 11, 1998, respectively).

(9)      Filed herewith.

         (B)  REPORTS ON FORM 8-K

         Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boca Raton, State of Florida, on the 13th day of October, 2000.

                                     LEISUREPLANET HOLDINGS, LTD.


                                     BY:  /s/ Clive Kabatznik
                                        ------------------------------
                                              Clive Kabatznik
                                              President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature                          Title                              Date
/s/ Michael Levy                   Chairman of the Board of           October 13, 2000
----------------------
Michael Levy                       Directors

/s/ Clive Kabatznik                President, Vice Chairman,          October 13, 2000
----------------------
Clive Kabatznik                    Chief Executive Officer, Chief
                                   Financial Officer, Director and
                                   Controller

/s/ Cornelius Roodt                Director                           October 13, 2000
----------------------
Cornelius Roodt

/s/ David BenDaniel                Director                           October 13, 2000
----------------------
David BenDaniel

/s/ Chris Matty                    Director                           October 13, 2000
----------------------
Chris Matty