Form 10-Q
period 2000-09-30
LEISUREPLANET HOLDINGS LTD
filed 2000-11-20
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
______   EXCHANGE ACT OF 1934


         For the quarterly period ended September 30, 2000
                                        ------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________to ______________



                         Commission File Number: 0-27494

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No ___

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____No __

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of November 13, 2000 was 8,388,932.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                                                                                                Page
                                                                                                                ----

PART I - FINANCIAL INFORMATION
     Item 1.    Unaudited Consolidated Balance Sheets at September 30, 2000 and June 30, 2000.....................3

                Unaudited Consolidated Pro Forma Balance Sheet reflecting the disposal of
                First Lifestyle Holdings at September 30, 2000 and June 30, 2000..................................5

                Unaudited Consolidated Statements of Operations for the three months ended
                September 30, 2000 and 1999.......................................................................7

                Unaudited Consolidated Statements of Cash Flows for the three months ended
                September 30, 2000 and 1999.......................................................................8

                Notes to the Unaudited  Consolidated Financial Statements.........................................9

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations............................................................................14

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......................................16


PART II - OTHER INFORMATION

     Item 5.    Other Information................................................................................17
     Item 6.    Exhibits and Report on 10-K......................................................................17

     Signatures..................................................................................................18

                         LEISUREPLANET HOLDINGS LIMITED
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
                                                      ASSETS

--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        SEPTEMBER             JUNE
                                                                                              30,              30,
                                                                                             2000             2000
                                                                                                $                $
--------------------------------------------------------------------------------- ---------------- -----------------
CURRENT ASSETS
--------------------------------------------------------------------------------- ---------------- -----------------
       Cash and cash equivalents                                                       21,811,405       29,853,067
--------------------------------------------------------------------------------- ---------------- -----------------
       Accounts receivable, net                                                        14,016,546       10,608,197
--------------------------------------------------------------------------------- ---------------- -----------------
       Inventories                                                                      8,733,186        9,386,857
--------------------------------------------------------------------------------- ---------------- -----------------
       Prepaid expenses and other current assets                                        2,499,479        3,631,348
--------------------------------------------------------------------------------- ---------------- -----------------
       Deferred income taxes                                                            ________-          898,280
                                                                                                -      -----------
--------------------------------------------------------------------------------- ---------------- -----------------
              TOTAL CURRENT ASSETS                                                     47,060,616       54,377,749
--------------------------------------------------------------------------------- ---------------- -----------------
Property, plant and equipment, net                                                     17,979,719       18,215,196
--------------------------------------------------------------------------------- ---------------- -----------------
Investments in Affiliates                                                                 921,040        1,283,935
--------------------------------------------------------------------------------- ---------------- -----------------
Intangible assets, net                                                                 19,088,480       20,685,179
--------------------------------------------------------------------------------- ---------------- -----------------
Deferred charges                                                                          186,247          228,078
--------------------------------------------------------------------------------- ---------------- -----------------
Other assets                                                                            ___34,151           31,362
                                                                                           ------    -------------
--------------------------------------------------------------------------------- ---------------- -----------------
TOTAL ASSETS                                                                           85,270,253       94,821,499
                                                                                       ==========       ==========
--------------------------------------------------------------------------------- ---------------- -----------------

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         LEISUREPLANET HOLDINGS LIMITED

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        SEPTEMBER             JUNE
                                                                                              30,              30,
                                                                                             2000             2000
                                                                                                $                $
--------------------------------------------------------------------------------- ---------------- -----------------
CURRENT LIABILITIES
--------------------------------------------------------------------------------- ---------------- -----------------
       Bank overdraft                                                                   1,602,588          896,860
--------------------------------------------------------------------------------- ---------------- -----------------
       Current portion of long term debt                                                1,993,373        2,105,153
--------------------------------------------------------------------------------- ---------------- -----------------
       Accounts payable                                                                 9,218,060       13,046,686
--------------------------------------------------------------------------------- ---------------- -----------------
       Other provisions and accruals                                                    3,974,239        5,754,638
--------------------------------------------------------------------------------- ---------------- -----------------
       Dividends payable                                                                  286,806          179,840
--------------------------------------------------------------------------------- ---------------- -----------------
       Income taxes payable                                                               955,144          676,003
--------------------------------------------------------------------------------- ---------------- -----------------
       Other taxes payable                                                               _134,236          303,812
                                                                                          -------      -----------
--------------------------------------------------------------------------------- ---------------- -----------------
              TOTAL CURRENT LIABILITIES                                                18,164,446       22,962,992
--------------------------------------------------------------------------------- ---------------- -----------------
Long term debt                                                                         15,256,735       15,473,769
--------------------------------------------------------------------------------- ---------------- -----------------
Deferred income taxes                                                                   3,462,191        4,402,038
                                                                                      -----------      -----------
--------------------------------------------------------------------------------- ---------------- -----------------
              TOTAL LIABILITIES                                                        36,883,372       42,838,799
                                                                                       ----------       ----------
--------------------------------------------------------------------------------- ---------------- -----------------
Minority interest                                                                      37,617,834       37,059,840
--------------------------------------------------------------------------------- ---------------- -----------------
FSAH mandatory redeemable preferred stock                                               8,236,102        8,771,930
--------------------------------------------------------------------------------- ---------------- -----------------
Commitments and contingencies (Note 9)
--------------------------------------------------------------------------------- ---------------- -----------------
STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------- ---------------- -----------------
Capital stock:
       A class common  stock,  $0.01 par value - authorized  23,000,000  Shares, issued and outstanding 8,368,676 shares

       (1999: 5,383,142 shares)                                                            83,687           83,687
--------------------------------------------------------------------------------- ---------------- -----------------

       B class common stock, $0.01 par value - authorized 2,000,000 shares,
       Issued and outstanding  946,589 shares (1999: 946,589 shares)                        9,466            9,466
--------------------------------------------------------------------------------- ---------------- -----------------

       FSAH B class  common  stock,  R0,001  par value -  authorized  10,000,000 shares, issued and outstanding 2,671,087 shares

       (1999: 2,550,466 shares)                                                               600              600
--------------------------------------------------------------------------------- ---------------- -----------------

       Preferred stock, $0.01 par value - authorized 5,000,000 shares, none
       Issued                                                                                   -                -
--------------------------------------------------------------------------------- ---------------- -----------------

       Additional paid-in capital                                                      64,307,442       64,307,442
--------------------------------------------------------------------------------- ---------------- -----------------
       Accumulated deficit                                                            (38,861,029)     (37,772,100)
--------------------------------------------------------------------------------- ---------------- -----------------
       Accumulated Other Comprehensive Income                                         (23,007,221)     (20,478,165)
                                                                                      ------------     ------------
--------------------------------------------------------------------------------- ---------------- -----------------
              TOTAL STOCKHOLDERS' EQUITY                                               _2,532,945        6,150,930
                                                                                        ---------      -----------
--------------------------------------------------------------------------------- ---------------- -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             85,270,253       94,821,499
                                                                                       ==========       ==========
--------------------------------------------------------------------------------- ---------------- -----------------

PROFORMA INFORMATION

The Proforma balance sheet has been prepared on the basis that the disposal of Lifestyle was effective September 30, 2000. The proceeds of the sale are $34,830,176

--------------------------------------------------------------------------------------------------------------------
                                                      ASSETS

--------------------------------------------------------------------------------------------------------------------
                                                                                        SEPTEMBER             JUNE
                                                                                              30,              30,
                                                                                             2000             2000
                                                                                                $                $
--------------------------------------------------------------------------------- ---------------- -----------------
CURRENT ASSETS
--------------------------------------------------------------------------------- ---------------- -----------------
       Cash and cash equivalents                                                        4,629,556       29,853,067
--------------------------------------------------------------------------------- ---------------- -----------------
       Accounts receivable, net                                                                 -       10,608,197
--------------------------------------------------------------------------------- ---------------- -----------------
       Inventories                                                                              -        9,386,857
--------------------------------------------------------------------------------- ---------------- -----------------
       Prepaid expenses and other current assets                                        1,848,430        3,631,348
--------------------------------------------------------------------------------- ---------------- -----------------
       Deferred income taxes                                                            ________-          898,280
                                                                                                -      -----------
--------------------------------------------------------------------------------- ---------------- -----------------
              TOTAL CURRENT ASSETS                                                     42,477,986       54,377,749
--------------------------------------------------------------------------------- ---------------- -----------------
Property, plant and equipment, net                                                         17,694       18,215,196
--------------------------------------------------------------------------------- ---------------- -----------------
Investments in Affiliates                                                                 916,733        1,283,935
--------------------------------------------------------------------------------- ---------------- -----------------
Intangible assets, net                                                                  1,101,389       20,685,179
--------------------------------------------------------------------------------- ---------------- -----------------
Deferred charges                                                                          186,247          228,078
--------------------------------------------------------------------------------- ---------------- -----------------
Other assets                                                                             _______-           31,362
                                                                                                -    -------------
--------------------------------------------------------------------------------- ---------------- -----------------
TOTAL ASSETS                                                                           44,700,049       94,821,499
                                                                                       ==========       ==========
--------------------------------------------------------------------------------- ---------------- -----------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------------------------------------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------
                                                                                        SEPTEMBER             JUNE
                                                                                              30,              30,
                                                                                             2000             2000
                                                                                                $                $
--------------------------------------------------------------------------------- ---------------- -----------------
CURRENT LIABILITIES
--------------------------------------------------------------------------------- ---------------- -----------------
       Bank overdraft                                                                     182,171          896,860
--------------------------------------------------------------------------------- ---------------- -----------------
       Current portion of long term debt                                                  954,447        2,105,153
--------------------------------------------------------------------------------- ---------------- -----------------
       Accounts payable                                                                    83,086       13,046,686
--------------------------------------------------------------------------------- ---------------- -----------------
       Other provisions and accruals                                                      437,999        5,754,638
--------------------------------------------------------------------------------- ---------------- -----------------
       Dividends payable                                                                  286,724          179,840
--------------------------------------------------------------------------------- ---------------- -----------------
       Income taxes payable                                                                     -          676,003
--------------------------------------------------------------------------------- ---------------- -----------------
       Other taxes payable                                                              ________-          303,812
                                                                                                -      -----------
--------------------------------------------------------------------------------- ---------------- -----------------
              TOTAL CURRENT LIABILITIES                                                 1,944,427       22,962,992
--------------------------------------------------------------------------------- ---------------- -----------------
Long term debt                                                                         14,156,250       15,473,769
--------------------------------------------------------------------------------- ---------------- -----------------
Deferred income taxes                                                                   ________-        4,402,038
                                                                                                -      -----------
--------------------------------------------------------------------------------- ---------------- -----------------
              TOTAL LIABILITIES                                                        16,100,677       42,838,799
                                                                                       ----------       ----------
--------------------------------------------------------------------------------- ---------------- -----------------
Minority interest                                                                               -       37,059,840
--------------------------------------------------------------------------------- ---------------- -----------------
FSAH mandatory redeemable preferred stock                                               8,236,102        8,771,930
--------------------------------------------------------------------------------- ---------------- -----------------
Commitments and contingencies (Note 9)
--------------------------------------------------------------------------------- ---------------- -----------------
STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------- ---------------- -----------------
Capital stock:
       A class common  stock,  $0.01 par value - authorized  23,000,000  Shares, issued and outstanding 8,368,676 shares
       (1999: 5,383,142 shares)                                                            83,687           83,687
--------------------------------------------------------------------------------- ---------------- -----------------

       B class common stock, $0.01 par value - authorized 2,000,000 shares,
       Issued and outstanding  946,589 shares (1999: 946,589 shares)                        9,466            9,466
--------------------------------------------------------------------------------- ---------------- -----------------

       FSAH B class  common  stock,  R0,001  par value -  authorized  10,000,000 shares, issued and outstanding 2,671,087 shares

       (1999: 2,550,466 shares)                                                               600              600
--------------------------------------------------------------------------------- ---------------- -----------------

       Preferred stock, $0.01 par value - authorized 5,000,000 shares, none
       Issued                                                                                   -                -
--------------------------------------------------------------------------------- ---------------- -----------------

       Additional paid-in capital                                                      64,307,442       64,307,442
--------------------------------------------------------------------------------- ---------------- -----------------
       Accumulated deficit                                                            (31,890,633)     (37,772,100)
--------------------------------------------------------------------------------- ---------------- -----------------
       Accumulated Other Comprehensive Income                                         (12,147,292)     (20,478,165)
                                                                                      ------------     ------------
--------------------------------------------------------------------------------- ---------------- -----------------
              TOTAL STOCKHOLDERS' EQUITY                                               20,363,270        6,150,930
                                                                                       ----------      -----------
--------------------------------------------------------------------------------- ---------------- -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             44,700,049       94,821,499
                                                                                       ==========       ==========
--------------------------------------------------------------------------------- ---------------- -----------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         LEISUREPLANET HOLDINGS LIMITED

           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                          THREE            THREE
                                                                                         MONTHS           MONTHS
                                                                                          ENDED            ENDED
                                                                                      SEPTEMBER        SEPTEMBER
                                                                                            30,              30,
                                                                                           2000             1999
                                                                                                        RESTATED
                                                                                              $                $
--------------------------------------------------------------------------------- ---------------- -----------------
Revenues                                                                                  ____-                  -
                                                                                              -    ---------------
--------------------------------------------------------------------------------- ---------------- -----------------
Operating expenses
--------------------------------------------------------------------------------- ---------------- -----------------
       Cost of sales                                                                          -                -
--------------------------------------------------------------------------------- ---------------- -----------------
       Selling, general and administrative costs                                        468,505          233,685
--------------------------------------------------------------------------------- ---------------- -----------------
       Amortisation of intangibles                                                      150,200           58,912
--------------------------------------------------------------------------------- ---------------- -----------------
       Depreciation                                                                       1,890            1,756
--------------------------------------------------------------------------------- ---------------- -----------------
       Foreign currency loss                                                           _465,516                -
                                                                                        -------    -------------
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                      1,086,111          294,353
                                                                                      ---------         --------
--------------------------------------------------------------------------------- ---------------- -----------------
Operating loss                                                                       (1,086,111)        (294,353)
--------------------------------------------------------------------------------- ---------------- -----------------
Equity in losses of affiliates                                                         (247,739)               -
--------------------------------------------------------------------------------- ---------------- -----------------
Preference dividend                                                                    (121,579)                  -
--------------------------------------------------------------------------------- ---------------- -----------------
Interest expense                                                                       (168,312)        (477,612)
                                                                                       ---------        ---------
--------------------------------------------------------------------------------- ---------------- -----------------
Loss from continuing operations before income taxes                                  (1,623,741)        (771,965)
--------------------------------------------------------------------------------- ---------------- -----------------
Provision for income taxes                                                             _______-             (353)
                                                                                              -      ------------
--------------------------------------------------------------------------------- ---------------- -----------------
Loss from continuing operations                                                      (1,623,741)        (772,318)
--------------------------------------------------------------------------------- ---------------- -----------------
Discontinued operations (Note 7)
--------------------------------------------------------------------------------- ---------------- -----------------
       (Loss)/income from operations, net of income taxes of $512,366 and
       $661,060                                                                       __534,812       (2,155,502)
                                                                                        -------       -----------
--------------------------------------------------------------------------------- ---------------- -----------------
Net loss                                                                             (1,088,929)      (2,927,820)
                                                                                     -----------      -----------
--------------------------------------------------------------------------------- ---------------- -----------------

--------------------------------------------------------------------------------- ---------------- -----------------
Earnings/(Loss) per share - basic and diluted
--------------------------------------------------------------------------------- ---------------- -----------------
       Continuing operations                                                             ($0,18)          ($0,12)
--------------------------------------------------------------------------------- ---------------- -----------------
       Discontinued operations                                                            $0,06           ($0,34)
                                                                                         ------           -------
--------------------------------------------------------------------------------- ---------------- -----------------
       Net income/(loss)                                                                 ($0,12)          ($0,46)
                                                                                         -------          -------
--------------------------------------------------------------------------------- ---------------- -----------------

--------------------------------------------------------------------------------- ---------------- -----------------
Weighted average common stock outstanding:

--------------------------------------------------------------------------------- ---------------- -----------------
       Basic and diluted                                                              9,315,265        6,377,981
                                                                                      ---------        ---------
--------------------------------------------------------------------------------- ---------------- -----------------

                                      -7-
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         LEISUREPLANET HOLDINGS LIMITED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDUTED)

--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                          THREE            THREE
                                                                                         MONTHS           MONTHS
                                                                                          ENDED            ENDED
                                                                                      SEPTEMBER        SEPTEMBER
                                                                                            30,              30,
                                                                                           2000             1999
                                                                                                        RESTATED
                                                                                              $                $
--------------------------------------------------------------------------------- ---------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
                                                                                                   -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
       Net loss from continuing operations                                             (1,623,741)      (772,318)
                                                                                                   -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

                                                                                                   -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
       Dividend charge                                                                   121,579               -
                                                                                                   -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
       Depreciation and amortisation                                                     152,090          60,668
                                                                                                   -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
       Deferred income taxes                                                             177,761         291,726
                                                                                                   -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
       Net loss/(gain) on sale of assets                                                  12,484          31,244
                                                                                                   -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
       Net loss/(gain) on minority shares issued in Lifestyle                                  -             424
                                                                                                   -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
       Changes in operating assets and liabilities, net of                            (7,745,624)     (2,749,632)
discontinued              operations
                                                                                                   -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
       Creation of debenture redemption reserve fund                                     131,250         281,250
                                                                                                   -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
       Equity in losses of affiliates                                                 ___247,739                  -
                                                                                         -------   ----------------
                                                                                                   -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
Net cash used in continuing operations                                                (8,526,462)     (2,377,433)
--------------------------------------------------------------------------------- ---------------- -----------------
Net cash provided by discontinued operations                                          _1,952,651         213,539
                                                                                       ---------      ----------
--------------------------------------------------------------------------------- ---------------- -----------------
Net cash used in operating activities                                                 (6,573,811)     (2,643,099)
                                                                                      -----------     -----------
--------------------------------------------------------------------------------- ---------------- -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:

                                                                                                   -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
       Acquisition of intangibles                                                         (5,004)         (5,954)
                                                                                                   -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
       Acquisition of property, plant and equipment                                   (1,520,226)       (880,525)
                                                                                                   -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
       Proceeds on disposal of property, plant and equipment                              68,808           9,134
                                                                                                   -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
       Proceeds on other  assets sold                                                        807               -
                                                                                                   -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
       Repayment of loan by affiliates                                                 ___95,000                -
                                                                                          ------   --------------
                                                                                                   -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
Net cash provided by/(used in) investing activities                                   (1,360,615)       (877,345)
                                                                                      -----------      ----------
--------------------------------------------------------------------------------- ---------------- -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

--------------------------------------------------------------------------------- ---------------- -----------------
       Short term borrowings, net                                                         801,227     (1,114,067)
--------------------------------------------------------------------------------- ---------------- -----------------
       Proceeds from long term debt                                                             -      1,063,365
--------------------------------------------------------------------------------- ---------------- -----------------
       Repayment of long term debt                                                       (267,775)             -
--------------------------------------------------------------------------------- ---------------- -----------------
       Proceeds on minority shares issued in Lifestyle                                         -          16,221
                                                                                                   -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
       Proceeds on issuance of common stock                                             ________-        160,000
                                                                                                -    -----------
--------------------------------------------------------------------------------- ---------------- -----------------
Net cash provided by financing activities                                               __533,452        125,519
                                                                                          -------    -----------
--------------------------------------------------------------------------------- ---------------- -----------------
Effect of exchange rate changes on cash                                                  (640,688)       117,324
                                                                                        ----------   -----------
--------------------------------------------------------------------------------- ---------------- -----------------
Net decrease in cash and cash equivalents                                              (8,041,662)    (3,277,601)
--------------------------------------------------------------------------------- ---------------- -----------------
Cash and cash equivalents at beginning of period                                       29,853,067     20,813,301
                                                                                       ----------     ----------
--------------------------------------------------------------------------------- ---------------- -----------------
Cash and cash equivalents at end of period                                             21,811,405     17,535,700
                                                                                     ============     ==========
--------------------------------------------------------------------------------- ---------------- -----------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     FINANCIAL INFORMATION

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

2.     BASIS OF PREPARATION

       The unaudited interim condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which it has a majority voting interest. Investments in affiliates are accounted for under the equity method of accounting. All inter-company accounts and significant transactions have been eliminated in the consolidated financial statements.

       Certain information and factual disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 2000 form 10-K.

       In  the  opinion  of  management,   the  interim  condensed  consolidated
       financial statements reflect all adjustments necessary for a fair presentation of the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

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

       COMPREHENSIVE INCOME

       Total comprehensive loss was $3,532,985 and $2,409,279 for the three months ended September 30, 2000 and 1999, respectively.

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

       Staff Accounting Bulletin, "SAB" No. 101 "Revenue Recognition in Financial Statements" provides the staff's views in applying Generally Accepted Accounting Principles to selected revenue recognition issues. SAB 101 is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company believes that the adoption of the provision of this SAB will not have any significant impact on the continuing results of operations and financial position of the Company.

3.     INVENTORIES

       Inventories consist of the following:

      ---------------------------------------------------------------------- ---------------- ----------------
                                                                                  SEPTEMBER             JUNE
                                                                                        30,              30,
                                                                                       2000             2000
                                                                                          $                $
      ---------------------------------------------------------------------- ---------------- ----------------
      Finished goods                                                              4,789,180        5,147,642
      ---------------------------------------------------------------------- ---------------- ----------------
      Work in progress                                                              296,858          358,890
      ---------------------------------------------------------------------- ---------------- ----------------
      Raw materials and ingredients                                               2,406,989        2,701,284
      ---------------------------------------------------------------------- ---------------- ----------------
      Supplies                                                                    1,240,159        1,179,041
      ---------------------------------------------------------------------- ---------------- ----------------
                                                                                  8,733,186        9,386,857
      ---------------------------------------------------------------------- ---------------- ----------------

4.     INVESTMENTS IN AFFILIATES

       A summary of the impact of these investments on the consolidated financial statements is presented below:

     ----------------------------------------------------- ---------------- ---------------- ----------------
                                                                EFFECTIVE        SEPTEMBER             JUNE
                                                               PERCENTAGE              30,              30,
                                                                OWNERSHIP             2000             2000
                                                                                         $                $
      ----------------------------------------------------- ---------------- ---------------- ----------------
      Investments in and receivables from unconsolidated
      affiliates
      ----------------------------------------------------- ---------------- ---------------- ----------------
             HotelSupplyGroup. Com                                     51%          86,376          183,134
      ----------------------------------------------------- ---------------- ---------------- ----------------
             Magnolia Broadband                                        48%         830,357          1,076,338
      ----------------------------------------------------- ---------------- ---------------- ----------------
             Hall Lifestyle Products                                   50%         __4,307           24,463
      ----------------------------------------------------- ---------------- ---------------- ----------------
                                                                                   921,040        1,283,935
      ----------------------------------------------------- ---------------- ---------------- ----------------
      ----------------------------------------------------- ---------------- ---------------- ----------------
      Equity share of losses of unconsolidated affiliates:
      ----------------------------------------------------- ---------------- ---------------- ----------------
             HotelSupplyGroup. Com                                     51%          (1,758)         (37,223)
      ----------------------------------------------------- ---------------- ---------------- ----------------
             Magnolia Broadband                                        48%        (245,981)        (123,662)
      ----------------------------------------------------- ---------------- ---------------- ----------------
                                                                                  (247,739)        (160,885)
      ----------------------------------------------------- ---------------- ---------------- ----------------

       Goodwill arising on the Company's investment in Magnolia of $1,300,000 is amortised over a three-year period.

5.   DISCONTINUED OPERATIONS

       FIRST LIFESTYLE HOLDINGS LIMITED ("LIFESTYLE")

       The  following   summarizes  the  operating   results  of  the  Lifestyle
discontinued operation:

      ---------------------------------------------------------------------- ---------------- ----------------
                                                                                     THREE            THREE
                                                                                    MONTHS           MONTHS
                                                                                     ENDED            ENDED
                                                                                 SEPTEMBER        SEPTEMBER
                                                                                       30,              30,
                                                                                      2000             1999
                                                                                                   RESTATED
                                                                                         $                $
      ---------------------------------------------------------------------- ---------------- ----------------
      Revenue                                                                    21,346,406       22,656,341
                                                                                 ----------       ----------
      ---------------------------------------------------------------------- ---------------- ----------------
      Operating income                                                            1,406,958        1,588,457
                                                                                  ---------        ---------
      ---------------------------------------------------------------------- ---------------- ----------------
      Net income, net of minority interest of
      $557,993,and $577,851                                                         534,812          610,925
                                                                                    -------       ----------
      ---------------------------------------------------------------------- ---------------- ----------------

       At September 30, 2000 assets of First Lifestyle Holdings Limited included in the balance sheet were as follows:

      --------------------------------------------------------------------------------------- ----------------
                                                                                                            $
      --------------------------------------------------------------------------------------- ----------------
      Assets

      --------------------------------------------------------------------------------------- ----------------
             Current assets (including cash of $16,012,026)                                        39,412,806
      --------------------------------------------------------------------------------------- ----------------
             Property, plant and equipment                                                         17,962,026
      --------------------------------------------------------------------------------------- ----------------
             Intangibles, net                                                                      17,987,873
      --------------------------------------------------------------------------------------- ----------------
             Other assets                                                                              38,458
                                                                                                -------------
      --------------------------------------------------------------------------------------- ----------------
      TOTAL ASSETS                                                                                 75,401,163
                                                                                                   ----------
      --------------------------------------------------------------------------------------- ----------------
             Current liabilities                                                                   16,135,019
      --------------------------------------------------------------------------------------- ----------------
             Long term debt                                                                         1,100,485
      --------------------------------------------------------------------------------------- ----------------
             Deferred taxes                                                                         3,462,191
      --------------------------------------------------------------------------------------- ----------------
             Minority shareholders interest                                                        26,757,907
                                                                                                   ----------
      --------------------------------------------------------------------------------------- ----------------
      TOTAL LIABILITIES                                                                            47,455,602
                                                                                                   ----------
      --------------------------------------------------------------------------------------- ----------------

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

       The following summarizes the operating results of the LPI segment:

      ---------------------------------------------------------------------- ---------------- ----------------
                                                                                     THREE            THREE
                                                                                    MONTHS           MONTHS
                                                                                     ENDED            ENDED
                                                                                 SEPTEMBER        SEPTEMBER
                                                                                       30,              30,
                                                                                      2000             1999
      ---------------------------------------------------------------------- ---------------- ----------------
      Revenue                                                                         ____-           65,597
                                                                                          -           ------
      ---------------------------------------------------------------------- ---------------- ----------------
      Operating loss                                                                  ____-       (2,771,899)
                                                                                          -       -----------
      ---------------------------------------------------------------------- ---------------- ----------------
      Net loss, net of minority interest of $nil and $nil                                 -       (2,766,427)
                                                                                 ----------       -----------
      ---------------------------------------------------------------------- ---------------- ----------------

6.     CASH FLOWS

       The changes in assets and liabilities consist of the following:

      ---------------------------------------------------------------------- ---------------- ----------------
                                                                                     THREE            THREE
                                                                                    MONTHS           MONTHS
                                                                                     ENDED            ENDED
                                                                                 SEPTEMBER        SEPTEMBER
                                                                                       30,              30,
                                                                                      2000             1999
                                                                                                   RESTATED
                                                                                         $                $
      ---------------------------------------------------------------------- ---------------- ----------------
      Decrease in accounts receivable                                           (4,181,079)      (3,091,469)
      ---------------------------------------------------------------------- ---------------- ----------------
      (Increase)/decrease in inventories                                            82,749         (370,612)
      ---------------------------------------------------------------------- ---------------- ----------------
      Increase in prepaid expenses and other current assets                        940,431         (134,002)
      ---------------------------------------------------------------------- ---------------- ----------------
      Increase/(decrease) in accounts payable                                   (3,279,543)         916,266
      ---------------------------------------------------------------------- ---------------- ----------------
      Decrease in other provisions and accruals                                 (1,638,469)        (562,391)
      ---------------------------------------------------------------------- ---------------- ----------------
      Increase in other taxes payable                                              330,287          139,456
      ---------------------------------------------------------------------- ---------------- ----------------
      Increase in income taxes payable                                          _________-          353,120
                                                                                         -     ------------
      ---------------------------------------------------------------------- ---------------- ----------------
                                                                                (7,745,624)      (2,749,632)
                                                                                ===========      -----------
      ---------------------------------------------------------------------- ---------------- ----------------
      ---------------------------------------------------------------------- ---------------- ----------------
      NET CASH PROVIDED BY DISCONTINUED OPERATIONS CONSISTS OF THE
      FOLLOWING:
      ---------------------------------------------------------------------- ---------------- ----------------
      ---------------------------------------------------------------------- ---------------- ----------------
      Net income/(loss) of discontinued operations:                                534,812       (2,155,502)
      ---------------------------------------------------------------------- ---------------- ----------------
      ---------------------------------------------------------------------- ---------------- ----------------
      Depreciation and amortisation                                                846,267        1,311,985
      ---------------------------------------------------------------------- ---------------- ----------------
      ---------------------------------------------------------------------- ---------------- ----------------
      Minority share of (losses)/gains                                             557,993          577,851
      ---------------------------------------------------------------------- ---------------- ----------------
      ---------------------------------------------------------------------- ---------------- ----------------
      Equity in losses of affiliates                                                13,579                -
      ---------------------------------------------------------------------- ---------------- ----------------
      ---------------------------------------------------------------------- ---------------- ----------------
      Shares to be issued                                                                           479,205
                                                                             ---------------    -----------
                                                                                         -
      ---------------------------------------------------------------------- ---------------- ----------------
      ---------------------------------------------------------------------- ---------------- ----------------
                                                                                 1,952,651          213,539
                                                                               ===========      ===========
      ---------------------------------------------------------------------- ---------------- ----------------

7.     COMMITMENTS AND CONTINGENCIES

       South African Secondary Tax on Companies at 12,5 percent is payable on all dividends declared out of distributable reserves of South African companies.

       The company has guaranteed the banking facilities of certain of its subsidiaries previously disposed of during prior years. These guarantees amount to $1,580,000

       The Future minimum non-cancellable operating lease payments are not material.

8.     SUBSEQUENT EVENTS

       On October 12, 2000, the sale of Lifestyle became irrevocable after approval of the South African regulatory authorities was obtained.

       On November 17, 2000 LPHL acquired all of the assets and the business of the Fantasy Sports division of goracing Interactive Services Inc., for a purchase consideration of $3,5 Million

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND HISTORY

Leisureplanet Holdings Limited ("LPHL"), formerly First South Africa Corp., Ltd was incorporated in September 1995. The Company's intention is to actively pursue acquisitions fitting a pre defined investment strategy:

o    Acquiring   controlling  stakes  in  small,  high  quality,   high  growth,
     Technology and Internet related businesses with strong management teams.

o    Our investments must show an ability to contribute,  in the short to medium
     term,   to  earnings  per  share  through   operating   profit  or  capital
     appreciation.

o We aim to add value to our investments by operating in partnership with committed, incentivised, entrepreneurial management who show the vision and ability to grow their businesses into industry or niche leaders.

The Company has disposed of First Lifestyle Holdings Limited ("Lifestyle"), its remaining South African operating subsidiary. On June 21, 2000 the Company received an offer from Lifestyle management to buy Lifestyle from the Company. The Company accepted the offer on September 26, 2000 at a general meeting of Lifestyle shareholders. Regulatory approval was obtained from the South African monopolies commission on October 12, 2000. Proceeds from the sale were received on November 6, 2000.

Due to the lack of investor appetite for loss making Internet businesses, no further funding was available to fund the activities of Leisureplanet.com ("LPI"), the Internet travel related business. On August 2, 2000 LPI was placed under voluntary administration in the United Kingdom. Full provision has been made for the Company's investment in LPI in the accounts for the year ended June 30, 2000..

RESULTS OF OPERATIONS

The results of operations analyse the corporate activity of the group, as Lifestyle and LPI are no longer included as continuing operations. Discussion of the results of these operations is given under the heading, discontinued operations, below.

QUARTER ENDED SEPTEMBER 30, 2000 AS COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

Selling, general and administrative expenses

       Selling, general and administrative expenses for the quarter ended September 30, 2000 increased by $0,15 Million to $0,38 Million as compared to $0,23 Million for the quarter ended September 30, 1999. This increase is primarily due to the level of corporate activity undertaken by the Company head office to support its new equity investments and to actively seek out new investments utilising the pre-defined criteria identified above.

Amortisation of intangibles
 .
       Amortisation of intangibles increased from $0,06 Million for the three months ended September 30, 1999 to $0,15 Million in the three months ended September 30, 2000. This increase is primarily due to goodwill that arose on the investment in Magnolia Broadband, which contributed $0,1 Million to the current year charge.

Depreciation

       Depreciation charge relates to minor office equipment; furniture and computer equipment. Due to the nature of the head office function, these charges are immaterial.

QUARTER ENDED SEPTEMBER 30, 2000 AS COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999 (CONTINUED)

Foreign currency loss

       Foreign currency loss of $0,47 Million represents the loss realized on the translation of the amount owing to LPHL from FSAH.

Provision for income taxes

       The Company is registered in Bermuda, where no tax laws are applicable.

Equity in losses of affiliates

       The Company acquired a 48% stake in Magnolia Broadband and a 51% stake in HotelSupplyGroup.com. These companies are start-up ventures, which have only incurred expenses to date. The charge of $0,25 Million represents the Company's equity accounted share of their operating losses for the period.

Preference dividend declared

       During the current quarter the preference dividend on the mandatory redeemable preference shares has been accrued on a time proportion basis as the agreement to pay preference dividends provides for two options, the first being that the dividend payable must be based on the ordinary dividend declared by Lifestyle, or the second option must increase by a minimum of 25% percent over the prior year. The first option is payable three days after receipt of the Lifestyle dividend, the second option is payable on February 19, of each calendar year. Since no Lifestyle preference dividend was declared during the prior fiscal year and the mandatory redeemable preference shares are to be redeemed during November 2000 a further dividend of $0,12 Million has been provided for during the current quarter.

Interest expense

       Interest expense has decreased by $0,30 Million from an interest expense of $0,48 Million to $0,17 Million. The conversion of debentures during the previous fiscal year has resulted in a saving of $0,28 Million in interest over the same period in the prior year.

Discontinued operations

       During the current quarter a gain of $0,54 Million arose on discontinued operations as compared to a loss of $2,16 Million in the prior year September quarter. The prior year quarter included a loss of 2,77 Million relating to LPI. LPI went into administration during the current quarter and no further operating losses were recorded as the remaining assets and liabilities were fully provided for at June 30, 2000. The net income generated by Lifestyle decreased by $0,06 Million over the prior quarter due to deterioration in the South African exchange rate and a smaller percentage shareholding in Lifestyle as compared to the prior year.

Net (loss)/income

       As a result of the above the Company has achieved a loss of $1,00 Million in the current quarter as compared to a loss of $2,93 Million in the quarter ended September 30, 1999.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

       Cash decreased by $8,04 Million from $29,85 Million to $21.81 Million. The decrease is due to the utilisation of cash by the discontinued Lifestyle operation to fund the working capital cycle and asset acquisitions.

       Working capital decreased by $2,43 Million from $31,41 Million to $28.98 Million primarily due to an increase in accounts receivable of $3,41 Million, a decrease in accounts payable of $3,83 Million and a decrease in other assets of $0.65 Million.

       At June 30, 2000 we had borrowings of $18,48 Million, this has increased to $18,85 Million due to utilisation of funding in the working capital cycle of the Lifestyle business.

       Operations for the quarter ended September 30, 2000, excluding non-cash charges resulted in the utilisation of $6,57 Million, primarily in the utilisation of working capital in the Lifestyle business. Investing activities undertaken by the group resulted in the untilisation of $1,36 Million primarily due to the acquisition of property, plant and equipment of $1,52 Million by Lifestyle. Funding activities resulted in the generation of $0,53 Million, primarily in short term borrowings to fund working capital requirements of Lifestyle.

FUTURE COMMITMENTS

       The cash receivable from the disposal of Lifestyle will fully fund the redemption of the mandatory redeemable preference shares and the partial redemption of the increasing rate debentures during the current fiscal year. Excess cash will be utilised to fund additional acquisitions in the Internet technology market sector.

       The Company intends to continue to pursue an acquisition strategy in Internet technology companies and anticipates utilising a substantial portion of its remaining cash balances and the proceeds of its disposal of Lifestyle to fund this strategy to the extent that suitable acquisition candidates can be identified. On November 17, 2000 the Company acquired substantially all of the assets and business of Fantasy Sports, a division of goracing Interactive Services, Inc., for a purchase consideration of $3.5 Million.

       The Company may be required to incur additional indebtedness or equity financing in connection with the funding of future acquisitions. There is no assurance that the Company will be able to incur additional indebtedness or raise additional equity to finance future acquisitions on terms acceptable to management, if at all.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The company does not ordinarily hold market risk sensitive instruments for trading purposes. The company does however recognise market risk from interest rate and foreign currency exchange exposure.

       INTEREST RATE RISK

       At September 30, 2000 the Company's cash resources earn interest at variable rates. Accordingly the Company's return on these funds is affected by fluctuations in interest rates. The debt of the continuing operations is primarily at fixed interest rates. Any decrease in interest rates will have a negative effect on the Company's earnings. There is no assurance that interest rates will increase or decrease over the next fiscal year.

       FOREIGN CURRENCY RISK

       The expected proceeds from the sale of Lifestyle will be received in South African Rands. This exposes the Company to market risk with respect to fluctuations in the relative value of the South African Rand against the US Dollar. Due to the prohibitive cost of hedging these proceeds, the exposure has not been covered as yet, should more favorable conditions arise a suitable Rand hedge may be considered by management. For every 1% decline in the Rand/US Dollar exchange rate, the Company loses R72,850 on every R1,000,000 retained in South Africa, at the quarter-end exchange rates, this is equivalent to $10,000. Subsequent to the quarter-end the Rand has depreciated against the US Dollar by approximately 2,95% to November 15, 2000.

                           PART II - OTHER INFORMATION

ITEM 5:  OTHER INFORMATION

Subsequent Events
-----------------

         On October 11, 2000 (the "Closing Date"), First South Africa Holdings PTY Ltd. ("FSA"), a wholly owned subsidiary of Leisureplanet Holdings, Ltd. (the "Company") disposed of all of the assets of its majority owned subsidiary First Lifestyle Holdings, Ltd., a South Africa corporation ("First Lifestyle") pursuant to an Asset Purchase Agreement dated September 26, 2000 (the
"Agreement") between FSA and minority shareholders of First Lifestyle (the "Sellers") and Ethos Private Equity, a South Africa corporation, Cornelius Roodt, a director of the Company, and certain other purchasers (the "Purchasers). Pursuant to the Agreement, the Sellers sold, and the Purchasers purchased, all of the assets of First Lifestyle for an aggregate purchase price of approximately $67,000,000 in cash, of which a pro rata share of approximately $34,000,000 was paid to FSA.

         The Company disclosed this transction on a Form 8-K filed with the Securities and Exchange Commission on October 12, 2000 which included a pro forma consolidated balance sheet assuming the sale of First Lifestyle and the liquidation of LPI, Ltd. effective as of June 30, 2000.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                  11.1 Computation of (loss) earnings per share.
                  27.1 Financial Data Schedule

              (b) Reports on Form 8-K filed during quarter ended September 30, 2000:

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   November 20, 2000

                                          LEISUREPLANET HOLDINGS, LTD.


                                          /s/ Clive Kabatznik
                                          --------------------------------------
                                          Clive Kabatznik
                                          Chief Executive Officer, President and
                                          Chief Financial Officer