Form 10-Q/A
period 2000-09-30
LEISUREPLANET HOLDINGS LTD
filed 2000-11-27
CIK 1003390

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

                                EXPLANATORY NOTE


         The purpose of this Amendment on Form 10-Q/A to the Quarterly Report of Leisureplanet Holdings, Ltd. is to correct a typographical error in the Proforma Information on page 5 of the Quarterly Report such that "Cash and Cash
Equivalents" as of September 30, 2000 now reads $40,629,556 instead of $4,629,556.

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

--------------------------------------------------------------------------------------------------------------------
                                                      ASSETS

--------------------------------------------------------------------------------------------------------------------
                                                                                        SEPTEMBER             JUNE
                                                                                              30,              30,
                                                                                             2000             2000
                                                                                                $                $
--------------------------------------------------------------------------------- ---------------- -----------------
CURRENT ASSETS
--------------------------------------------------------------------------------- ---------------- -----------------
       Cash and cash equivalents                                                       40,629,556       29,853,067
--------------------------------------------------------------------------------- ---------------- -----------------
       Accounts receivable, net                                                                 -       10,608,197
--------------------------------------------------------------------------------- ---------------- -----------------
       Inventories                                                                              -        9,386,857
--------------------------------------------------------------------------------- ---------------- -----------------
       Prepaid expenses and other current assets                                        1,848,430        3,631,348
--------------------------------------------------------------------------------- ---------------- -----------------
       Deferred income taxes                                                            ________-          898,280
                                                                                                -      -----------
--------------------------------------------------------------------------------- ---------------- -----------------
              TOTAL CURRENT ASSETS                                                     42,477,986       54,377,749
--------------------------------------------------------------------------------- ---------------- -----------------
Property, plant and equipment, net                                                         17,694       18,215,196
--------------------------------------------------------------------------------- ---------------- -----------------
Investments in Affiliates                                                                 916,733        1,283,935
--------------------------------------------------------------------------------- ---------------- -----------------
Intangible assets, net                                                                  1,101,389       20,685,179
--------------------------------------------------------------------------------- ---------------- -----------------
Deferred charges                                                                          186,247          228,078
--------------------------------------------------------------------------------- ---------------- -----------------
Other assets                                                                             _______-           31,362
                                                                                                -    -------------
--------------------------------------------------------------------------------- ---------------- -----------------
TOTAL ASSETS                                                                           44,700,049       94,821,499
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

Date:   November 27, 2000

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