Form 10-K/A
period 2000-06-30
LEISUREPLANET HOLDINGS LTD
filed 2000-12-05
CIK 1003390

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

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

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of October 16, 2000, was $7,065,995.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

As of October 16, 2000, there were 8,391,899 shares of the Registrant's Common Stock outstanding and 926,025 shares of the Registrant's Class B Common Stock outstanding.

                                EXPLANATORY NOTE

         The purpose of this Amendment on Form 10-K/A to the Annual Report of Leisureplanet Holdings, Ltd. is to revise the disclosure as follows.

         Item 1, presented here in its entirety, is amended with respect to:

        -   the third paragraph of the description of the Company's History,

        - the third and fifth paragraphs of the description of the Company's Internet and E-Commerce Services and Technology, and

        - the fourth and sixth pargraphs describing the Company's South African Lifestyle Products Operations.

         Item 5, presented here in its entirety, is amended to include data current as of September 30, 2000.

         Item 6 is being amended in its entirety to correct certain typographical errors.

        Item 7 is being amended in its entirety to

        -   correct certain typographical errors,

        - change the subtitle "Gain on disposal of subsidiary stock" to "Gain on sale of subsidiary stock," under Fiscal 2000 Compared to Fiscal 1999, and

        - change the subtitle "Loss on disposal of subsidiary stock" to "Loss on sale of subsidiary stock" under Fiscal 1999 Companred to Fiscal 1998.

         Note 2 to the Company's Consolidated Financial Statements, presented here in its entirety, is amended with respect to the Company's disclosure regarding Restatements and Reclassifications.

         Note 7 to the Company's Consolidated Financial Statements is amended in its entirety to include certain paragraphs inadvertently omitted from the Company's Annual Report on Form 10-K.

         The title of Note 13 to the Company's Consolidated Financial Statements is amended to read "Gain / (Loss) On Sale Of Subsidiary Stock."

         Note 22 to the Company's Consolidated Financial Statements is amended in it's entirety to correct a typographical error.

         Note 23 to the Company's Consolidated Financial Statements is amended in its entirety to clarify the quarters in which certain restatements of net income occurred.

         The Exhibit Index is amended to include Exhibit 11.1, Statement re:
Computation of (loss) earnings per share, and a new Exhibit 11.1 is filed herewith.

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

    In addition, in July 2000, Leisureplanet.com announced that it had sought the protection of the United Kingdom courts in an administrative procedure. Leisureplanet.com had hoped that this protection would facilitate the renegotiation of its various co-brand agreements and give it an opportunity to seek out a recapitalization of the company. Such a recapitalization was not realized and as a result, we have been forced to write down the value of our investment in Leisureplanet.com from $26,203,230 to $0.00.

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

    For fiscal year ended June 30, 2000, our online travel services business had revenues of approximately $547,000 which accounted for approximately 0.6% of our revenues. Our online travel services business had a loss from operations of approximately $14.6 million for fiscal 2000.

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

    On August 2, 2000, Leisureplanet.com announced that it had sought the protection of the United Kingdom courts in an administrative procedure. Leisureplanet.com had hoped that this protection would facilitate the renegotiation of its various co-brand agreements and give it an opportunity to seek out a recapitalization of the company. Such a recapitalization was not realized and as a result, we have been forced to write down the entire value of our investment in Leisureplanet.com from $26,203,230 to $0.00. Our participation in the online travel business has substantially ended and it is unlikely that we will make any further investments in the online travel sector in the foreseeable future.

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

    We have recently entered into an agreement pursuant to which we disposed of our operations in South Africa. Under the terms of the agreement we received approximately $36 million in cash, which we plan to use to retire certain of our debt, fund future acquisitions and fund various other corporate purposes. The agreement was subject to a number of conditions, including obtaining South African regulatory approvals and the buyer obtaining sufficient funding to complete the acquisition, all of which were met.

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

    SA Leisure, Republic Umbrella, Galactex and Tradewinds Parasol are engaged in the manufacture and distribution of a variety of indoor and outdoor consumer products. Each of our indoor and outdoor consumer products companies is characterized by a focus on providing a broad spectrum of products to the South African retail market, with an increasing emphasis on exports as well. We sell to South Africa's leading retail chains. SA Leisure manufactures a wide range of injection molded consumer items. SA Leisure's product line includes over 100 products ranging from injection molded household products such as containers, waste and laundry baskets, garden chairs and tables, do-it-yourself tool kits and luggage, as well as a range of office shelving and filing systems. Republic Umbrella specializes in the assembly and distribution of a wide variety of umbrellas and other related outdoor products. Republic Umbrella is the largest distributor of SA Leisure products. Galactex Outdoor is the largest broad range distributor of barbecues and barbecue accessories in South Africa, and is the exclusive Southern Africa distributor of Weber-Stephen barbeque products. The distribution agreement with Weber was entered into in 1984. Tradewinds Parasol is South Africa's leading manufacturer of large outdoor wooden parasols. Tradewinds Parasol is an export oriented producer and has established an international reputation as a leading manufacturer of high-quality canvas and wooden parasols.

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

    During fiscal year ended June 30, 2000, the following customers accounted for approximately the following percentage of our sales revenue: Woolworths, 15.7%; Clodchain, 9.9%; Spar, 6.0%; Pick n Pay, 6.9%; and Massmart, 10.2%. Our lifestyle products businesses had revenues of approximately $93.3 million which accounted for approximately 99% of our revenues for fiscal year ended June 30, 2000. Our lifestyle products business had income from operations of approximately $6.5 million for fiscal 2000.

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


                                          High       Low

Common Stock
Fiscal 1999
1st Quarter........................      $4.75       $.75
2nd Quarter........................      $1.6875     $.75
3rd Quarter........................      $3.25       $1.3125
4th Quarter........................      $11.875     $1.1875

Fiscal 2000
1st Quarter........................      $7.938      $3.625
2nd Quarter........................      $16.50      $3.563
3rd Quarter........................      $14.25      $8.063
4th Quarter........................      $9.063      $2.438

Fiscal 2001
1st Quarter (through September 30, 2000) $3.313      $1.031

                                          High         Low
Class A Warrants

Fiscal 1999
1st Quarter........................      $1.375      $0.375
2nd Quarter........................      $0.625      $0.0625
3rd Quarter........................      $0.75       $0.0625
4th Quarter........................      $9.00       $0.4375

Fiscal 2000
1st Quarter........................      $4.75       $2.00
2nd Quarter........................      $16.250     $2.375
3rd Quarter........................      $13.00      $5.875
4th Quarter........................      $3.25       $1.875

Fiscal 2001
1st Quarter (through September , 2000)   $2.375      $0.50

Class B Warrants

Fiscal 1999
1st Quarter........................      $1.125      $0.625
2nd Quarter........................      $0.625      $0.125
3rd Quarter........................      $0.625      $0.125
4th Quarter........................      $0.3125     $0.125

Fiscal 2000
1st Quarter........................      $2.00       $0.719
2nd Quarter........................      $8.50       $0.563
3rd Quarter........................      $6.00       $2.125
4th Quarter........................      $2.688      $0.25

Fiscal 2001
1st Quarter (through September , 2000)   $0.375      $0.063

    As of September , 2000, there were approximately 3,350 holders of our common stock, exclusive of holders whose shares were held by brokerage firms, depositaries and other institutional firms in "street name" for their customers.

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

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION


STATEMENT OF OPERATIONS DATA                           THE COMPANY


                                                   YEARS ENDED JUNE 30,

                                     1996 (1)        1997 (1)            1998        1999                           2000
                                        $               $                  $            $                            $

Revenues                             1,570,888      41,885,993              --              --                         --

Total operating expenses            (8,198,079)    (38,559,968)      2,000,920       2,504,838                  2,662,108

Operating (loss)/income             (6,627,191)      3,325,945      (2,000,920)     (2,504,838)

Interest (expense)/income             (351,793)         26,016      (1,223,654)     (2,403,997)                (1,363,360)

(Loss)/income from continuing
operations before
income taxes                        (6,965,556)      7,149,970        (615,740)     (6,208,976)                (4,232,603)

Net (loss)/income from
continuing operations               (6,743,363)      5,832,932        (615,740)     (6,210,195)                (4,233,222)

(Loss)/gain from discontinued
operations                           1,005,803         850,243       3,387,631      (4,916,267)               (27,605,448)

Net (loss)/income                                     6,683,165       2,771,891     (11,126,46)                (31,838,670)

(Loss)/income per share  - from
continuing
operations                             ($3,56)           $1,13         ($0,10)         ($0,95)                    ($0,54)



BALANCE SHEET                       THE COMPANY
DATA                                 JUNE 30,
                      1996          1997           1998          1999          2000
                                                              RESTATED
                      $              $              $             $              $
Total assets      23,604,994     64,197,149     89,561,459    102,615,018     94,821,499

Long term          2,361,372     13,341,758     29,507,926     33,598,241      5,473,769
liabilities

Net working        4,624,417     25,357,584     25,491,685     28,276,771     31,414,757
capital (2)

Stockholders'     12,792,376     23,220,014     16,097,666      2,090,966      6,150,930
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

Gain on sale of  subsidiary stock

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

Loss on sale of subsidiary stock

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

                       MANAGEMENT DISCUSSION AND ANALYSIS



PROFORMA INFORMATION

The Proforma information presented below is to give a better understanding of the Balance Sheet position of the Company, assuming the disposal of Lifestyle and the liquidation of LPI effective June 30, 2000.

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
                                                                                       39,778,176
                                                                                       ==========

PRICEWATERHOUSECOOPERS Logo


                                              PricewaterhouseCoopers
                                              Thames Court
                                              1 Victoria Street
                                              Windsor SL4 1HB



To the Board of Directors and Stockholders of Leisureplanet Holdings Limited


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity, of comprehensive income and of each flows, present fairly, in all material respects, the financial position of Leisureplanet Holdings Limited and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, the Company restated its consolidated financial statements for the years ended June 30, 1999 and 1998.


/s/ PricewaterhouseCoopers

PricewaterhouseCoopers
Windsor
27 November 2000

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

       INTANGIBLE ASSETS

       Intangible assets include goodwill, patents and trademarks, recipes and other intellectual property and non-competition agreements. Intangible assets are stated on the basis of cost and are amortised on a straight-line basis over a period of three to twenty five years. Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible. Should these cash flows not equate or exceed the carrying value of the intangible a discounted cash flow model is used to determine the extent of any impairment charge required. Goodwill is amortised over a period of 3 to 25 years, patents, trademarks, recipes and other intellectual property are amortised over a period of 25 years, and non-competition agreements are amortised over a 3-year period. Previously, non-compete agreements were amortised over 6 years. The effect has been to increase the amortisation charge for the year by $156,432.

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

       RESTATEMENTS AND RECLASSIFICATIONS

       Deferred tax expense has been restated for the years ended June 30, 1999 and 1998 by $597,718 and $1,384,385 respectively, to correctly reflect the change in deferred tax liabilities related to certain intangible assets. The minority interest has been restated for the years ended June 30, 1999 and 1998 to reflect the above adjustments by $282,608 and $311,864 respectively. The gain/(loss) on sale of subsidiary stock has been restated for the year ended June 30, 1999 to correctly reclassify the loss of $624,554 to additional paid in capital. The gain/(loss) on sale of subsidiary stock for the year ended June 30, 1999 has been restated by $1,703,729 to record a loss on dilution in Lifestyle which was not recorded in the prior year.


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

7.       INVESTMENTS IN AFFILIATES

On February 21, 2000, the Company organized a new company, Hall Lifestyle Products ((Pti) Ltd ("HLP") and entered into a joint venture agreement with HL Hall & son's (Group Services) (Pty) Ltd ("Hall"), whereby each venture injected equal sum of $275,000 into a newly formed entity. The Company and Hall each own 50% of HLP with equal voting rights.

The losses incurred in HLP of $23,111 are included in the Lifestyle discontinued operation.

On April 14, 2000, the Company purchased 3,447,774 shares of Series A Preferred Stock in Magnolia Broadband ("Magnolia") with voting rights representing a 48% interest in Magnolia for a consideration of $2,500,000.

Goodwill arising on the Company's investment in Magnolia of $1,300,000 is amortized over a three-year period.

                         LEISUREPLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS





13.    GAIN /(LOSS) ON SALE OF SUBSIDIARY STOCK

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

                         LEISUREPLANET HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



23.    QUARTERLY INFORMATION

       The Company restated the presentation of certain information for the first three quarters. Net income/(loss) has been restated by an equal charge of $107,027 for each of the quarters ended September 30, 1999, December 31, 1999 and March 31, 2000 to correctly reflect the change in deferred tax liabilities related to certain intangible assets. Operating income/(loss) and net income/(loss) has been restated in the quarters ended September 30, 1999, December 31, 1999 and March 31, 2000 by $39,934, $289,796 and $434,651 respectively to correctly reflect the amortisation of prepaid assets which was recorded in the quarter ended June 30, 2000. Net income/(loss) has been restated by $393,750 in the quarter ended March 31, 2000 to correctly reflect transfer of capital redemption reserve, on conversion of debentures into shares, to additional paid in capital. Other income and net income/(loss) has been restated by $6,308,858 and $2,320,999 in the quarter ended December
       31, 1999 and the quarter ended March 31, 2000 respectively, to correctly reflect the gain made on dilution of investment in LPI, to additional paid in capital.

                                                                          QUARTERS ENDED
                                                           --------------------------------------------
                                                            SEPTEMBER         DECEMBER            MARCH
                                                                  30,              31,              31,
                                                                 1999             1999             2000
                                                                    $                $                $
       ------------------------------------------------------------------------------------------------
       Revenues                                            22,721,938       30,055,350       21,100,519
                                                           ----------       ----------       ----------
       Operating income/(loss)                             (1,687,277)        (864,056)      (7,618,889)
       Net income/(loss)                                   (2,980,397)      (2,163,504)      (4,623,494)

       Net income/(loss) per share - basic and diluted         ($,047)          ($0,30)          ($0,51)
       Weighted average common stock outstanding -
       Basic and diluted                                    6,377,981        7,153,185        9,002,398

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
             4.7       Indenture dated October 29, 1997, between the Registrant
                       and American Stock Transfer & Trust Company(3)
             4.8       Loan Note dated May 27, 1999 granted by Leisureplanet.com
                       in favor of Twin Media (Proprietary) Limited(9)
             5.1       Auditors' Report of PricewaterhouseCoopers dated
                       November 27, 2000 (10)
            10.1       Form of Escrow Agreement regarding the Earnout Escrow
                       Shares(7)
            10.2       Form of FSAH Escrow Agreement(7)
            10.3       Form of First Amended and Restated Employment Agreement
                       of Clive Kabatznik(7)
            10.4       Form of FSAM Management Agreement(7)
            10.5       Form of Consulting Agreement with Michael Levy(7)
            10.6       1995 Stock Option Plan(7)
            10.7       Pieman's Pantry Acquisition Agreement(4)
            10.8       Form of Astoria Acquisition Agreement(5)
            10.9       Form of Gull Foods Acquisition Agreement(6)
           10.10       Form of Employment Agreement of Cornelius Roodt(2)
           10.11       Agreement dated February 12, 1999 between Twine Media
                       (Proprietary) Limited, First South Africa Corp., Ltd.
                       and Leisureplanet.com(9)
           10.12       Form of Employment Agreement of Pierre Kleinhans(9)
            11.1       Statement re: computation of (loss) earnings per
                       share (10)
            21.1       Subsidiaries of the Registrant(9)
            27.1       Financial Data Schedule (9)

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

(9) Incorporated by reference to the Company's Annual Report on Form 10-K filed on October 13, 2000.

(10)      Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LEISUREPLANET HOLDINGS, LTD.


                                     BY:  /s/ Clive Kabatznik
                                        ------------------------------
                                              Clive Kabatznik
                                              President
November 15, 2000