Form 10-Q
period 2000-12-31
LEISUREPLANET HOLDINGS LTD
filed 2001-02-20
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2000

                                                        OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________to ______________

                         Commission file number 0-27494
                                                -------

                            SILVERSTAR HOLDINGS, LTD.
                            -------------------------
             (Exact name of Registrant as Specified in Its Charter)

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

                          Leisureplanet Holdings, Ltd.
      ---------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

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

       The number of shares of common stock outstanding as of February 12, 2001 was 7,892,333.

PART I - FINANCIAL INFORMATION

ITEM 1 Unaudited Consolidated Balance Sheets at December 31, 2000 and June 30, 2000

                  UnauditedConsolidated    Statements   of   Income/(loss)   and
                  Comprehensive Income/(loss) for the three and six months ended December 31, 2000 and 1999

                  Unaudited Consolidated statements of Cash Flows for the six months ended December 31, 2000 and 1999

                  Unaudited Consolidated Statement of Changes in Stockholders Investment for the period June 30, 2000 to December 31, 2000

                  Notes to the Unaudited Consolidated Financial Statements

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3            Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

ITEM 6            Exhibits and Reports on Form 8-K

SIGNATURES

                           SILVERSTAR HOLDINGS LIMITED
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------
                                                        ASSETS
-------------------------------------------------------------------------------------- --------------- -----------------
                                                                                            DECEMBER              JUNE
                                                                                                 31,               30,
                                                                                                2000              2000
                                                                                                              RESTATED
                                                                                                   $                 $
-------------------------------------------------------------------------------------- --------------- -----------------
CURRENT ASSETS
-------------------------------------------------------------------------------------- --------------- -----------------
         Cash and cash equivalents                                                        19,016,537        29,853,067
-------------------------------------------------------------------------------------- --------------- -----------------
         Accounts receivable, net of $426,220 reserve at June 30, 2000                             -        10,608,197
-------------------------------------------------------------------------------------- --------------- -----------------
         Inventories                                                                          15,909         9,386,857
-------------------------------------------------------------------------------------- --------------- -----------------
         Current portion of note receivable and prepaid expenses                             661,844         1,783,002
-------------------------------------------------------------------------------------- --------------- -----------------
         Deferred income taxes                                                                     -           898,280
                                                                                       ----------------    -----------
-------------------------------------------------------------------------------------- --------------- -----------------
                  TOTAL CURRENT ASSETS                                                    19,694,290        52,529,403
-------------------------------------------------------------------------------------- --------------- -----------------
Property, plant and equipment, net                                                           205,633        18,215,196
-------------------------------------------------------------------------------------- --------------- -----------------
Investments in affiliates                                                                  1,373,450         1,283,935
-------------------------------------------------------------------------------------- --------------- -----------------
Long term portion of notes receivables, net of contingent consideration                    5,212,902         1,848,346
-------------------------------------------------------------------------------------- --------------- -----------------
Intangible assets, net                                                                     3,667,667        20,685,179
-------------------------------------------------------------------------------------- --------------- -----------------
Deferred charges                                                                             144,416           228,078
-------------------------------------------------------------------------------------- --------------- -----------------
Other assets                                                                                       -            31,362
                                                                                       ---------------   -------------
-------------------------------------------------------------------------------------- --------------- -----------------
TOTAL ASSETS                                                                              30,298,358        94,821,499
                                                                                          ==========        ==========
-------------------------------------------------------------------------------------- --------------- -----------------

SEE ACCOMPANYING NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                           SILVERSTAR HOLDINGS LIMITED
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------------
                                             LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------- --------------- ----------------
                                                                                                   DECEMBER 31,            JUNE
                                                                                                           2000             30,
                                                                                                                           2000
                                                                                                              $        RESTATED
                                                                                                                              $
----------------------------------------------------------------------------------------------- --------------- ----------------
CURRENT LIABILITIES
----------------------------------------------------------------------------------------------- --------------- ----------------
         Bank overdraft                                                                                  27,466         896,860
----------------------------------------------------------------------------------------------- --------------- ----------------
         Current portion of long term debt                                                           14,287,500       2,105,153
----------------------------------------------------------------------------------------------- --------------- ----------------
         Accounts payable                                                                                23,111      13,046,686
----------------------------------------------------------------------------------------------- --------------- ----------------
         Other provisions and accruals                                                                1,236,040       5,754,638
----------------------------------------------------------------------------------------------- --------------- ----------------
         Dividends payable                                                                                    -         179,840
----------------------------------------------------------------------------------------------- --------------- ----------------
         Income taxes payable                                                                                 -         676,003
----------------------------------------------------------------------------------------------- --------------- ----------------
         Other taxes payable                                                                                  -         303,812
                                                                                                ---------------     -----------
----------------------------------------------------------------------------------------------- --------------- ----------------
                  TOTAL CURRENT LIABILITIES                                                          15,574,117      22,962,992
----------------------------------------------------------------------------------------------- --------------- ----------------
Long term debt                                                                                                -      15,473,769
----------------------------------------------------------------------------------------------- --------------- ----------------
Deferred income taxes                                                                                         -       4,402,038
                                                                                                ----------------    -----------
----------------------------------------------------------------------------------------------- --------------- ----------------
                  TOTAL LIABILITIES                                                                  15,574,117      42,838,799
                                                                                                     ----------      ----------
----------------------------------------------------------------------------------------------- --------------- ----------------
Minority interest                                                                                             -      37,059,840
----------------------------------------------------------------------------------------------- --------------- ----------------
FSAH mandatory redeemable preferred stock                                                                     -       8,771,930
----------------------------------------------------------------------------------------------- --------------- ----------------
Commitments and contingencies (Note 8)
----------------------------------------------------------------------------------------------- --------------- ----------------
STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------- --------------- ----------------
Capital stock:
         A class common stock, $0.01 par value - authorized 23,000,000 Shares, issued and outstanding 8,099,776 shares
         (June 30: 8,368,676 shares)                                                                     83,687          83,687
----------------------------------------------------------------------------------------------- --------------- ----------------
         B class common stock, $0.01 par value - authorized 2,000,000 shares,
         Issued and outstanding 946,589 shares (June 30: 946,589 shares)                                  9,466           9,466
----------------------------------------------------------------------------------------------- --------------- ----------------
         FSAH B class common stock, R0.001 par value - authorized 10,000,000 shares, issued and outstanding 2,671,087 shares
         (June 30: 2,671,087 shares)                                                                        600             600
----------------------------------------------------------------------------------------------- --------------- ----------------
       Preferred stock, $0.01 par value - authorized 5,000,000 shares, none
       Issued                                                                                                 -               -
----------------------------------------------------------------------------------------------- --------------- ----------------
         Treasury stock, A class common stock - 268,900 shares,
         (June 30: 0 shares)                                                                           (215,645)              -
----------------------------------------------------------------------------------------------- --------------- ----------------
         Additional paid-in capital                                                                  64,307,442      64,307,442
----------------------------------------------------------------------------------------------- --------------- ----------------
         Accumulated deficit                                                                        (49,461,309)    (44,040,853)
----------------------------------------------------------------------------------------------- --------------- ----------------
         Accumulated other comprehensive income                                                               -     (14,209,412)
                                                                                                     ----------     ------------
----------------------------------------------------------------------------------------------- --------------- ----------------
                  TOTAL STOCKHOLDERS' EQUITY                                                         14,724,241       6,150,930
                                                                                                     ----------     -----------
----------------------------------------------------------------------------------------------- --------------- ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                           30,298,358      94,821,499
                                                                                                     ==========      ==========
----------------------------------------------------------------------------------------------- --------------- ----------------

                                      -4-

SEE ACCOMPANYING NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                           SILVERSTAR HOLDINGS LIMITED
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

------------------------------------------------------------------------------------------- --------------- --------------
                                                                                                    THREE           THREE
                                                                                                   MONTHS          MONTHS
                                                                                                    ENDED           ENDED
                                                                                              DECEMBER 31     DECEMBER 31
                                                                                                     2000            1999
                                                                                                                 RESTATED
                                                                                                        $               $
------------------------------------------------------------------------------------------- --------------- --------------
Revenues                                                                                                -               -
                                                                                            -------------   -------------
------------------------------------------------------------------------------------------- --------------- --------------
Operating expenses
------------------------------------------------------------------------------------------- --------------- --------------
         Cost of sales                                                                                  -               -
------------------------------------------------------------------------------------------- --------------- --------------
         Selling, general and administrative costs                                                446,972         472,609
------------------------------------------------------------------------------------------- --------------- --------------
         Amortization of intangibles                                                              214,896          58,061
------------------------------------------------------------------------------------------- --------------- --------------
         Depreciation                                                                               6,134           1,313
------------------------------------------------------------------------------------------- --------------- --------------
         Foreign currency loss                                                                    323,526               -
                                                                                             ------------   -------------
------------------------------------------------------------------------------------------- --------------- --------------
                                                                                                  991,528         531,983
                                                                                             ------------   -------------
------------------------------------------------------------------------------------------- --------------- --------------
Operating loss                                                                                   (991,528)       (531,983)
------------------------------------------------------------------------------------------- --------------- --------------
Other income                                                                                            -          56,731
------------------------------------------------------------------------------------------- --------------- --------------
Equity in losses of affiliates                                                                   (570,569)              -
------------------------------------------------------------------------------------------- --------------- --------------
Preference dividend                                                                               (43,531)              -
------------------------------------------------------------------------------------------- --------------- --------------
Interest income                                                                                   956,322               -
------------------------------------------------------------------------------------------- --------------- --------------
Interest expense                                                                                 (315,581)       (508,776)
                                                                                               -----------       ---------
------------------------------------------------------------------------------------------- --------------- --------------
Loss from continuing operations before income taxes                                              (964,887)       (984,028)
------------------------------------------------------------------------------------------- --------------- --------------
Provision for income taxes                                                                              -            (444)
                                                                                            ---------------   ------------
------------------------------------------------------------------------------------------- --------------- --------------
Loss from continuing operations                                                                  (964,887)       (984,472)
------------------------------------------------------------------------------------------- --------------- --------------
Discontinued operations (Note 6)
------------------------------------------------------------------------------------------- --------------- --------------
       Loss from discontinued operations, net of income taxes of $255,643 and
       $1,454,540                                                                                       -      (1,126,454)
------------------------------------------------------------------------------------------- --------------- --------------
       Loss on disposal of discontinued operations                                               (837,919)              -
                                                                                              ------------     ----------
------------------------------------------------------------------------------------------- --------------- --------------
Net loss                                                                                       (1,802,806)     (2,110,926)
                                                                                               -----------     -----------
------------------------------------------------------------------------------------------- --------------- --------------
Loss per share - basic and diluted
------------------------------------------------------------------------------------------- --------------- --------------
         Continuing operations                                                                    ($0.10)         ($0.14)
------------------------------------------------------------------------------------------- --------------- --------------
         Discontinued operations                                                                  $(0.09)         ($0.16)
                                                                                                 --------         -------
------------------------------------------------------------------------------------------- --------------- --------------
         Net loss                                                                                 ($0.19)         ($0.30)
                                                                                                  -------         -------
------------------------------------------------------------------------------------------- --------------- --------------
Weighted average common stock outstanding                                                       9,274,776       7,153,185
                                                                                                ---------       ---------
------------------------------------------------------------------------------------------- --------------- --------------

                                      -5-

SEE ACCOMPANYING NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                           SILVERSTAR HOLDINGS LIMITED
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

-------------------------------------------------------------------------------------- ----------------- ----------------
                                                                                                 SIX               SIX
                                                                                              MONTHS            MONTHS
                                                                                               ENDED             ENDED
                                                                                            DECEMBER          DECEMBER
                                                                                                  31                31
                                                                                                2000              1999
                                                                                                              RESTATED
                                                                                                   $                 $
-------------------------------------------------------------------------------------- ----------------- ----------------
Revenues                                                                                            -                  -
                                                                                       --------------    ---------------
-------------------------------------------------------------------------------------- ----------------- ----------------
Operating expenses
-------------------------------------------------------------------------------------- ----------------- ----------------
         Cost of sales                                                                             -                 -
-------------------------------------------------------------------------------------- ----------------- ----------------
         Selling, general and administrative costs                                           915,477           706,294
-------------------------------------------------------------------------------------- ----------------- ----------------
         Amortization of intangibles                                                         256,763           116,973
-------------------------------------------------------------------------------------- ----------------- ----------------
         Depreciation                                                                          8,024             3,069
-------------------------------------------------------------------------------------- ----------------- ----------------
         Foreign currency loss                                                               789,042                 -
                                                                                          ----------     -------------
-------------------------------------------------------------------------------------- ----------------- ----------------
                                                                                           1,969,306           826,336
                                                                                           ---------          --------
-------------------------------------------------------------------------------------- ----------------- ----------------
Operating loss                                                                            (1,969,306)         (826,336)
-------------------------------------------------------------------------------------- ----------------- ----------------
Other income                                                                                       -            56,731
-------------------------------------------------------------------------------------- ----------------- ----------------
Equity in losses of affiliates                                                              (926,642)                -
-------------------------------------------------------------------------------------- ----------------- ----------------
Preference dividend                                                                         (165,110)                -
-------------------------------------------------------------------------------------- ----------------- ----------------
Interest income                                                                              875,967                 -
-------------------------------------------------------------------------------------- ----------------- ----------------
Interest expense                                                                            (403,538)         (986,388)
                                                                                          -----------         ---------
-------------------------------------------------------------------------------------- ----------------- ----------------
Loss from continuing operations before income taxes                                       (2,588,629)       (1,755,993)
-------------------------------------------------------------------------------------- ----------------- ----------------
Provision for income taxes                                                                           -            (797)
                                                                                       ---------------     ------------
-------------------------------------------------------------------------------------- ----------------- ----------------
Loss from continuing operations                                                           (2,588,629)       (1,756,790)
-------------------------------------------------------------------------------------- ----------------- ----------------
Discontinued operations (Note 6)
-------------------------------------------------------------------------------------- ----------------- ----------------
       Loss from discontinued operations, net of income taxes of $760,658 and
       $2,115,581                                                                                  -        (3,281,956)
                                                                                         -----------       -----------
-------------------------------------------------------------------------------------- ----------------- ----------------
       Loss on disposal of discontinued operations                                        (2,831,828)                -
                                                                                          -----------      -----------
-------------------------------------------------------------------------------------- ----------------- ----------------
Net loss                                                                                  (5,420,457)       (5,038,746)
                                                                                          -----------       -----------
-------------------------------------------------------------------------------------- ----------------- ----------------
Loss per share - basic and diluted
-------------------------------------------------------------------------------------- ----------------- ----------------
         Continuing operations                                                               ($0.28)           ($0.26)
-------------------------------------------------------------------------------------- ----------------- ----------------
         Discontinued operations                                                             $(0.30)           ($0.48)
                                                                                             -------           -------
-------------------------------------------------------------------------------------- ----------------- ----------------
         Net loss                                                                            ($0.58)           ($0.74)
                                                                                             -------           -------
-------------------------------------------------------------------------------------- ----------------- ----------------
Weighted average common stock outstanding:                                                 9,295,020         6,769,152
                                                                                           ---------         ---------
-------------------------------------------------------------------------------------- ----------------- ----------------

                                      -6-

SEE ACCOMPANYING NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                           SILVERSTAR HOLDINGS LIMITED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDUTED)

---------------------------------------------------------------------------------------------- ---------------- -----------------
                                                                                                  SIX MONTHS       SIX MONTHS
                                                                                                       ENDED            ENDED
                                                                                                    DECEMBER         DECEMBER
                                                                                                          31               31
                                                                                                        2000             1999
                                                                                                                     RESTATED
                                                                                                           $                $
---------------------------------------------------------------------------------------------- ---------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Net loss from continuing operations                                                        (2,588,629)    (1,756,790)
---------------------------------------------------------------------------------------------- ---------------- -----------------
 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
---------------------------------------------------------------------------------------------- ---------------- -----------------
       Dividend charge                                                                               (165,110)              -
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Depreciation and amortization                                                                264,787         120,042
---------------------------------------------------------------------------------------------- ---------------- -----------------
        Changes in operating assets and liabilities, net of discontinued
        operations                                                                                 (1,491,848)       (500,453)
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Creation of debenture redemption reserve fund                                                262,500         562,500
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Equity in losses of affiliates                                                               926,642                  -
                                                                                                  -----------   ----------------
---------------------------------------------------------------------------------------------- ---------------- -----------------
Net cash used in continuing operations                                                             (2,791,658)     (1,574,701)
---------------------------------------------------------------------------------------------- ---------------- -----------------
Net cash used in discontinued operations                                                             (783,913)     (8,083,422)
                                                                                                     ---------    ------------
---------------------------------------------------------------------------------------------- ---------------- -----------------
Net cash used in operating activities                                                              (3,575,571)     (9,658,123)
                                                                                                   -----------     -----------
---------------------------------------------------------------------------------------------- ---------------- -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Acquisition of intangibles                                                                    (4,807)       (493,073)
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Acquisition of property, plant and equipment                                              (1,640,963)     (4,004,673)
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Changes in long term receivables                                                           1,046,522               -
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Acquisition of subsidiary (net of cash of $863,337)                                       (3,454,569)              -
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Proceeds on transactions with minorities                                                           -      21,298,860
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Proceeds on disposal of property, plant and equipment                                         74,150           9,065
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Net proceeds on sale of discontinued operations                                           11,102,549
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Proceeds on other assets sold                                                                  1,042               -
---------------------------------------------------------------------------------------------- ---------------- -----------------
       Repayment of loan by affiliates                                                                161,500               -
                                                                                                  -----------     -----------
---------------------------------------------------------------------------------------------- ---------------- -----------------
Net cash provided by investing activities                                                           7,285,424      16,810,179
                                                                                                    ---------      ----------
---------------------------------------------------------------------------------------------- ---------------- -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Short term borrowings, net                                                                 (1,008,243)      (279,648)
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Repayment of long term debt                                                                (1,186,661)       (36,915)
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Treasury stock transactions                                                                  (215,642)             -
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Redemption of preference shares                                                            (8,153,928)
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Proceeds on issuance of common stock                                                                -     20,576,253
                                                                                               ----------------    ----------
---------------------------------------------------------------------------------------------- ---------------- -----------------
Net cash (used in)/provided by financing activities                                                (10,564,474)    20,259,690
                                                                                                   ------------    ----------
---------------------------------------------------------------------------------------------- ---------------- -----------------
Effect of exchange rate changes on cash                                                             (3,981,909)      (176,612)
                                                                                                   ------------      ---------
---------------------------------------------------------------------------------------------- ---------------- -----------------
Net (decrease)/ increase in cash and cash equivalents                                              (10,836,530)    27,235,134
---------------------------------------------------------------------------------------------- ---------------- -----------------
Cash and cash equivalents at beginning of period                                                    29,853,067     20,813,301
                                                                                                    ----------     ----------
---------------------------------------------------------------------------------------------- ---------------- -----------------
Cash and cash equivalents at end of period                                                          19,016,537     48,048,435
                                                                                                    ==========     ==========
---------------------------------------------------------------------------------------------- ---------------- -----------------

                                      -7-
SEE ACCOMPANYING NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                           SILVERSTAR HOLDINGS LIMITED

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       FINANCIAL INFORMATION

       Silverstar Holdings Limited, formerly Leisureplanet Holdings Limited (the "Company"), was founded on September 6, 1995. The purpose of the Company has changed from acquiring and operating South African Companies to one of investing in Internet and Technology related industries.

2.       BASIS OF PREPARATION

       The unaudited interim condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which it has a majority voting interest. Investments in affiliates are accounted for under the equity method of accounting. All inter-company accounts and significant inter-company transactions have been eliminated in the consolidated financial statements.

       Certain information and factual disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company has recently become aware of the need to amend and reissue its form 10K for the year ended June 30, 2000 as filed October 14, 2000. The Company previously disclosed that it would record a profit from the sale of Lifestyle in footnote 15 of its Form 10K. However, the Company failed to consider the impact of the write off of the Company's related accumulated other comprehensive income balance (accumulated translation loss) in the calculation of the loss on disposition of discontinued operations. Had the Company done so, it would have reported a loss on the disposition of discontinued operations for Lifestyle of $6.27 million. The amounts contained herein reflect those changes. The Company intends to amend and reissue its Form 10K for the year ended June 30, 2000 as soon as possible.

       In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

       TAXES

       The parent Company is registered in Bermuda, where it is not subject to income tax. Each of the Company's subsidiaries is subject to income taxes within the jurisdiction in which they operate. The Company's income tax provision relates to the operations of its subsidiaries.

       NET LOSS PER SHARE

       Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive potential common shares which includes the dilutive effect of stock options, warrants and convertible debentures. Potential common shares for all periods presented are computed utilising the treasury stock method. The

                           SILVERSTAR HOLDINGS LIMITED

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       effect of potential common shares is excluded when the effect of their inclusion would be anti-dilutive.

       RECENTLY ISSUED ACCOUNTING STANDARDS
       In June 1998, the FASB adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognised currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivatives gains and losses to offset related results on the hedged item in the income statement and requires that the company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of this statement has not had a significant impact on the results of operations or financial position of the Company.

       Staff Accounting Bulletin, "SAB" No. 101 "Revenue Recognition in Financial Statements" provides the Securities and Exchange Commission's views in applying Generally Accepted Accounting Principles to selected revenue recognition issues. SAB 101 is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company believes that the adoption of the provision of this SAB will not have any significant impact on the continuing results of operations and financial position of the Company.

       Reclassifications

       Certain reclassifications have been made to previously reported results to conform to current presentations.

3.       ACQUISITION

       ACQUISITION

       The results of operations of acquisitions are included in the consolidated financial statements from the date of acquisition. The costs of the acquisitions were allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed.

       On November 17, 2000, the Company acquired all of the assets and certain liabilities of Fantasy Sports from goracing Interactive Services, Inc. Founded in 1993, Fantasy Sports operates the fantasycup.com, fantasycup.org, fantasycup.net, fantasystockcar.com and fantasynhra.com websites and specializes in subscription based NASCAR and college football fantasy sports games. The acquisition was accounted for as a purchase. The intangibles recorded in connection with the acquisition, primarily goodwill, are being amortized over their expected useful lives between 3 and 15 years.

                           SILVERSTAR HOLDINGS LIMITED

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      ---------------------------------------------- ------------------- ----------------- -------------------
                                                                              PERCENTAGE           PURCHASE
                                                                                ACQUIRED      CONSIDERATION
      SUBSIDIARY/BUSINESS                            DATE ACQUIRED                     %                  $
      ---------------------------------------------- ------------------- ----------------- -------------------
      ACQUISITION:
      ---------------------------------------------- ------------------- ----------------- -------------------
      Fantasy Sports                                 November 15,
                                                     2000                             100           4,317,905
                                                                                                    ---------
      ---------------------------------------------- ------------------- ----------------- -------------------

     ------------------------------------------------------------------------------------------------- ---------------------
                                                                                                           SIX MONTHS
                                                                                                                ENDED
                                                                                                         DECEMBER 31, 2000
                                                                                                                    $
     ------------------------------------------------------------------------------------------------- ---------------------
     ACQUISITION COSTS
     ------------------------------------------------------------------------------------------------- ---------------------
            Cash consideration                                                                             4, 317,905
                                                                                                           ----------
     ------------------------------------------------------------------------------------------------- ---------------------
     NET ASSETS ACQUIRED
     ------------------------------------------------------------------------------------------------- ---------------------
            Cash and cash equivalents                                                                         863,337
     ------------------------------------------------------------------------------------------------- ---------------------
            Current assets                                                                                     27,030
     ------------------------------------------------------------------------------------------------- ---------------------
            Property, plant and equipment                                                                     193,472
     ------------------------------------------------------------------------------------------------- ---------------------
            Intangibles                                                                                     3,732,014
                                                                                                            ---------
     ------------------------------------------------------------------------------------------------- ---------------------
                   TOTAL ASSETS                                                                             4,815,853
                                                                                                            ---------
     ------------------------------------------------------------------------------------------------- ---------------------
            Current liabilities                                                                               497,948
                                                                                                           ----------
     ------------------------------------------------------------------------------------------------- ---------------------
              TOTAL LIABILITIES                                                                               497,948
                                                                                                           ----------
     ------------------------------------------------------------------------------------------------- ---------------------
                                                                                                            4,317,905
     ------------------------------------------------------------------------------------------------- ---------------------

                           SILVERSTAR HOLDINGS LIMITED

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.       INVENTORIES

         Inventories consist of the following:

      ----------------------------------------------------------------------- ----------------------- --------------------
                                                                                DECEMBER 31,                JUNE 30, 2000
                                                                                       2000                        $
                                                                                          $
      ----------------------------------------------------------------------- ----------------------- --------------------
      Finished goods                                                                  15,909               5,147,642
       ----------------------------------------------------------------------- ----------------------- --------------------
      Work in progress                                                                     -                 358,890
       ----------------------------------------------------------------------- ----------------------- --------------------
      Raw materials and ingredients                                                        -               2,701,284
       ----------------------------------------------------------------------- ----------------------- --------------------
      Supplies                                                                             -               1,179,041
                                                                                  ----------               ---------
       ----------------------------------------------------------------------- ----------------------- --------------------
                                                                                      15,909               9,386,857
                                                                                      ======               =========
      ----------------------------------------------------------------------- ----------------------- --------------------

         The Company sold substantially all of its inventories in the Lifestyle sale.

5.       INVESTMENTS IN AFFILIATES

       A summary of the impact of these investments on the consolidated financial statements is presented below:

      ------------------------------------------------------------ ----------------- ---------------------- ------------------
                                                                       EFFECTIVE      DECEMBER 31, 2000          JUNE 30, 2000
                                                                      PERCENTAGE                 $                      $
                                                                       OWNERSHIP
      ------------------------------------------------------------ ----------------- ---------------------- ------------------
      Investments in and receivables from unconsolidated
      affiliates
      ------------------------------------------------------------ ----------------- ---------------------- ------------------

             HotelSupplyGroup. Com                                            51%            7,869                183,134
      ------------------------------------------------------------ ----------------- ---------------------- ------------------
             Magnolia Broadband                                               48%        1,365,581              1,076,338
      ------------------------------------------------------------ ----------------- ---------------------- ------------------
               Hall Lifestyle Products                                        50%                   -              24,463
                                                                                     ----------------         -----------
      ------------------------------------------------------------ ----------------- ---------------------- ------------------
                                                                                         1,373,450              1,283,935
                                                                                         ---------              ---------
      ------------------------------------------------------------ ----------------- ---------------------- ------------------

      ------------------------------------------------------------ ----------------- ---------------------- ------------------
      Equity share of losses of unconsolidated affiliates:                              SIX MONTHS             SIX MONTHS
                                                                                             ENDED                  ENDED
                                                                                      DECEMBER 31, 2000          JUNE 30, 2000
      ------------------------------------------------------------ ----------------- ---------------------- ------------------
             HotelSupplyGroup. Com                                            51%           (6,163)               (37,223)
      ------------------------------------------------------------ ----------------- ---------------------- ------------------
             Magnolia Broadband                                               48%         (920,479)              (123,662)
                                                                                          ---------              ---------
      ------------------------------------------------------------ ----------------- ---------------------- ------------------
                                                                                          (926,642)              (160,885)
                                                                                          ---------              ---------
      ------------------------------------------------------------ ----------------- ---------------------- ------------------

       The Company is amortizing the excess in its investment in Magnolia over its proportionate share of the book value of the affiliate over a three-year period as an adjustment to equity in losses of affiliates.

                           SILVERSTAR HOLDINGS LIMITED

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.   DISCONTINUED OPERATIONS

       LEISUREPLANET.COM ("LPI")

       The Company was unable to obtain additional financing to fund the activities of LPI, previously Leisureplanet Limited, the Internet travel related business. On August 2, 2000 LPI was placed under voluntary administration in the United Kingdom. Subsequent to this date, on August 31, 2000 the administrator placed LPI into liquidation. The liabilities of LPI exceed the assets and, where appropriate, provision has been made for any liabilities, contingent or otherwise, which the Company may incur.

       The following summarizes the operating results of the LPI segment:

      ------------------------------------------------------------------- ---------------------- -----------------------
                                                                                    SIX                    SIX
                                                                                 MONTHS                 MONTHS
                                                                                  ENDED                  ENDED
                                                                            DECEMBER 1, 2000      DECEMBER 31, 1999
      ------------------------------------------------------------------- ---------------------- -----------------------
      Revenue                                                                          -                115,893
                                                                              ----------                -------
      ------------------------------------------------------------------- ---------------------- -----------------------
      Operating loss                                                                   -             (6,906,397)
                                                                              ----------             -----------
      ------------------------------------------------------------------- ---------------------- -----------------------
      Net loss, net of minority share of loss of $0 and $1,743,783                     -             (5,157,143)
                                                                              ----------             -----------
      ------------------------------------------------------------------- ---------------------- -----------------------

       FIRST LIFESTYLE HOLDINGS LIMITED ("LIFESTYLE")

       The following summarizes the operating results of the Lifestyle discontinued operation:

      ------------------------------------------------------------------ ---------------------- ----------------------
                                                                                   SIX                    SIX
                                                                                MONTHS                 MONTHS
                                                                                 ENDED                  ENDED
                                                                          DECEMBER 31, 2000      DECEMBER 31, 1999
                                                                                                     RESTATED
                                                                                     $                      $
      ------------------------------------------------------------------ ---------------------- ----------------------
      Revenue                                                                28,819,495             52,715,948
                                                                             ----------             ----------
      ------------------------------------------------------------------ ---------------------- ----------------------
      Operating (loss)/income                                                (1,506,371)             6,359,959
                                                                             -----------             ---------
      ------------------------------------------------------------------ ---------------------- ----------------------
      Net (loss)/income, net of minority interest of
      $844,273 and $2,373,898                                                (2,831,828)             2,209,231
                                                                             -----------             ---------
      ------------------------------------------------------------------ ---------------------- ----------------------

       Lifestyle was sold with effect from November 6, 2000, the date that the proceeds for the sale were made available to the shareholders. Therefore the results presented above for the six months ended December 31, 2000 are for a four-month period.

                           SILVERSTAR HOLDINGS LIMITED

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.   DISCONTINUED OPERATIONS (CONTINUED)

       SALE OF SOUTH AFRICAN OPERATIONS

       The results of operations of disposals are excluded from the consolidated financial statements subsequent to their sale date prior to such dates: the results of operations of disposal are reflected within discontinued operations.

       The Company has disposed of First Lifestyle Holdings Limited ("Lifestyle"), the holding company of its last remaining South African operating subsidiaries. On June 21, 2000 the Company received an offer from Lifestyle management to buy Lifestyle from the Company. The Company accepted the offer on September 26, 2000 at a general meeting of Lifestyle shareholders. Regulatory approval was obtained from the South African monopolies commission on October 12, 2000. Proceeds from the sale were received on November 6, 2000. Excluded from the proceeds below are R20 million of a R52 million note (denominated in South African Rand) from Salwin Investments (Pty.) Ltd. (a South African company formed for the acquisition of Lifestyle). The note accrues interest and contains provisions for the payment of interest and/or principal, based on the performance or sale of the Lifestyle assets.

      ---------------------------------------------- ------------------------------------- -------------------
                                                                                              SALE PROCEEDS

      SUBSIDIARY/BUSINESS                            DATE SOLD                                            $
      ---------------------------------------------- ------------------------------------- -------------------
      DISPOSAL:
      ---------------------------------------------- ------------------------------------- -------------------
      First Lifestyle Holdings Limited               November 6, 2000                              29,972,391
                                                                                                   ----------
      ---------------------------------------------- ------------------------------------- -------------------

                           SILVERSTAR HOLDINGS LIMITED

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      ----------------------------------------------------------------------------------------- ---------------------
                                                                                                    SIX MONTHS
                                                                                                         ENDED
                                                                                                DECEMBER 31,2000
                                                                                                             $
      ----------------------------------------------------------------------------------------- ---------------------
      Proceeds on disposal (including cash of $24,976,036)                                          29,972,391
                                                                                                    ----------
      ----------------------------------------------------------------------------------------- ---------------------
      NET ASSETS SOLD
      ----------------------------------------------------------------------------------------- ---------------------
             Cash and cash equivalents                                                              13,873,487
      ----------------------------------------------------------------------------------------- ---------------------
             Current assets                                                                         25,470,455
      ----------------------------------------------------------------------------------------- ---------------------
             Property, plant and equipment                                                          17,230,653
      ----------------------------------------------------------------------------------------- ---------------------
             Other assets                                                                               36,655
      ----------------------------------------------------------------------------------------- ---------------------
             Intangibles                                                                            17,192,604
                                                                                                    ----------
      ----------------------------------------------------------------------------------------- ---------------------
                    TOTAL ASSETS                                                                    73,803,854
                                                                                                    ----------
      ----------------------------------------------------------------------------------------- ---------------------
             Current liabilities                                                                    17,007,032
      ----------------------------------------------------------------------------------------- ---------------------
                   Long-term debt                                                                      270,742
      ----------------------------------------------------------------------------------------- ---------------------
                   Deferred income taxes                                                             3,442,583
                                                                                                     ---------
      ----------------------------------------------------------------------------------------- ---------------------
               TOTAL LIABILITIES                                                                    20,720,357
                                                                                                    ----------
      ----------------------------------------------------------------------------------------- ---------------------
                                                                                                    53,083,497

      ----------------------------------------------------------------------------------------- ---------------------
             Minority shareholders interest                                                        (37,320,516)
      ----------------------------------------------------------------------------------------- ---------------------
             Movement in translation difference related to disposal                                 14,209,410
                                                                                                    ----------
      ----------------------------------------------------------------------------------------- ---------------------
             Net value disposed of                                                                  29,972,391
                                                                                                   -----------
      ----------------------------------------------------------------------------------------- ---------------------
             Gain/(loss) on sale of subsidiary                                                                -
                                                                                                =================
      ----------------------------------------------------------------------------------------- ---------------------

                           SILVERSTAR HOLDINGS LIMITED

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.       CASH FLOWS

       The changes in assets and liabilities consist of the following:

      ---------------------------------------------------------------------- ----------------------- ----------------------
                                                                                       SIX                     SIX
                                                                                    MONTHS                  MONTHS
                                                                                     ENDED                   ENDED
                                                                              DECEMBER 31, 2000       DECEMBER 31, 1999
                                                                                                          RESTATED
                                                                                         $                       $
      ---------------------------------------------------------------------- ----------------------- ----------------------
      Increase in inventories                                                           (6)                      -
      ---------------------------------------------------------------------- ----------------------- ----------------------
      (Increase)/decrease in prepaid expenses and other current assets            (667,144)                 84,522
      ---------------------------------------------------------------------- ----------------------- ----------------------
      Decrease in accounts payable                                                (123,552)                (14,081)
      ---------------------------------------------------------------------- ----------------------- ----------------------
      Decrease in other provisions and accruals                                   (701,146)               (568,033)
      ---------------------------------------------------------------------- ----------------------- ----------------------
      Increase in other taxes payable                                                    -                  (1,798)
      ---------------------------------------------------------------------- ----------------------- ----------------------
      Increase in income taxes payable                                                   -                  (1,063)
                                                                             -------------              -----------
      ---------------------------------------------------------------------- ----------------------- ----------------------
                                                                                (1,491,848)               (500,453)
                                                                                ===========             ===========
      ---------------------------------------------------------------------- ----------------------- ----------------------
      NET CASH USED IN DISCONTINUED OPERATIONS CONSISTS OF THE FOLLOWING:
      ---------------------------------------------------------------------- ----------------------- ----------------------
      Net loss from discontinued operations:                                    (2,831,828)             (3,281,956)
      ---------------------------------------------------------------------- ----------------------- ----------------------
      Depreciation and amortization                                                950,388               2,749,611
      ---------------------------------------------------------------------- ----------------------- ----------------------
      Minority share of (losses)/gains                                             844,273                 630,117
      ---------------------------------------------------------------------- ----------------------- ----------------------
      Equity in losses of affiliates                                                13,579                       -
      ---------------------------------------------------------------------- ----------------------- ----------------------
      Net loss on sale of assets                                                    21,278                  68,729
      ---------------------------------------------------------------------- ----------------------- ----------------------
      Changes in assets and liabilities                                            (75,620)             (6,420,962)
      ---------------------------------------------------------------------- ----------------------- ----------------------
      Movement in deferred income taxes                                            294,017                 753,358
      ---------------------------------------------------------------------- ----------------------- ----------------------
      Shares to be issued                                                                -               1,978,379
      ---------------------------------------------------------------------- ----------------------- ----------------------
      Net loss on minority shares issued in Lifestyle                                    -              (4,560,698)
                                                                             -------------              -----------
      ---------------------------------------------------------------------- ----------------------- ----------------------
                                                                                   783,913              (8,083,422)
                                                                             =============              ===========
      ---------------------------------------------------------------------- ----------------------- ----------------------

8.       COMMITMENTS AND CONTINGENCIES

       South African Secondary Tax on Companies at 12.5 percent is payable on all dividends declared out of distributable reserves of South African companies.

       The company has guaranteed the banking facilities of certain of its former subsidiaries. These guarantees amount to $1,580,000.

                           SILVERSTAR HOLDINGS LIMITED

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       The Future minimum non-cancellable operating lease payments are not material.

9.       PER SHARE DATA

       Basic and diluted loss per share from continuing operations was computed by dividing the loss from continuing operations by the weighted average number of common shares outstanding during the period. Accordingly, the Company's presentation of diluted loss per share is the same as that of basic loss per share.

       At December 31, 2000, 1,565,000 stock options and 1,263,158 shares of Class A common stock were reserved for possible future issuance in connection with the increasing rate convertible debentures. These securities that could potentially dilute earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

10.      TREASURY STOCK

       During the quarter ended December 31, 2000, the Company purchased 268,900 shares of Class A common stock. The Company paid an average of $0.80 per share. The Company paid a low of $0.69 and a high of $1.01 per share. It is the Company's intention to cancel the shares.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND HISTORY

Silverstar Holdings Limited, formerly Leisureplanet Holdings Limited was incorporated in September 1995. The Company's intention is to actively pursue acquisitions fitting a pre defined investment strategy:

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

The Company has disposed of First Lifestyle Holdings Limited ("Lifestyle"), the holding company of its last remaining South African operating subsidiaries. On June 21, 2000 the Company received an offer from Lifestyle management to buy Lifestyle from the Company. The Company accepted the offer on September 26, 2000 at a general meeting of Lifestyle shareholders. Regulatory approval was obtained from the South African monopolies commission on October 12, 2000. Proceeds from the sale were received on November 6, 2000.

The Company was unable to obtain additional financing to fund the activities of Leisureplanet.com ("LPI"), the Internet travel related business. On August 2, 2000 LPI was placed under voluntary administration in the United Kingdom. Full provision was made for the Company's investment in LPI in the accounts for the year ended June 30, 2000.

On November 17, 2000, the Company acquired all of the assets and certain liabilities of Fantasy Sports from goracing Interactive Services, Inc. Founded in 1993, Fantasy Sports operates the fantasycup.com, fantasycup.org, fantasycup.net, fantasystockcar.com and fantasynhra.com websites and specializes in subscription based NASCAR and college football fantasy sports games.

RESULTS OF OPERATIONS

The Company has recently become aware of the need to amend and reissue its form 10K for the year ended June 30, 2000 as filed October 14, 2000. The Company previously disclosed that it would record a profit from the sale of Lifestyle in footnote 15 of its Form 10K. However, the Company failed to consider the impact of the write off of the

Company's related accumulated other comprehensive income balance (accumulated translation loss) in the calculation of the loss on disposition of discontinued operations. Had the Company done so, it would have reported a loss on the disposition of discontinued operations for Lifestyle of $6.27 million. The amounts contained herein reflect those changes. The Company intends to amend and reissue its Form 10K for the year ended June 30, 2000 as soon as possible.

The results exclude the operations of Lifestyle and LPI. Discussion of these results of the operations is given under the heading, discontinued operations, below.

QUARTER ENDED DECEMBER 31, 2000 AS COMPARED TO QUARTER ENDED DECEMBER 31, 1999

Revenues

       The Company discontinued and sold all of its operating companies during the periods presented in these financial statements. The operations of Fantasy Sports are seasonal (based on the NASCAR and college football seasons).

Selling, general and administrative expenses

       There was no significant change in selling, general and administrative expenses for the quarter ended December 31, 2000 as compared to the quarter ended December 31, 1999.

QUARTER ENDED DECEMBER 31, 2000 AS COMPARED TO QUARTER ENDED DECEMBER 31, 1999 (CONTINUED)

Amortization of intangibles

       Amortization of intangibles increased from $0.06 million for the three months ended December 31, 1999 to $0.21 million in the three months ended December 31, 2000. This increase is primarily due to the amortization of goodwill that arose on the investment in Fantasy Sports.

Depreciation

       Depreciation charge relates to minor office equipment; furniture and computer equipment and are not significant.

Foreign currency loss

       Foreign currency loss of $0.32 million represents the loss realized on the translation of the amount owing to the Company from First South African Holdings (Pty) Ltd

       ("FSAH"), the South African investment subsidiary. These amounts previously were treated as permanent advances to FSAH from the Company and the translation gain or loss was recognized within stockholders' equity. Upon acceptance of an offer for Lifestyle, the Company began recognizing translation gains or losses on the intercompany balance with FSAH within its results of operations.

Equity in losses of affiliates

       The Company acquired a 48% stake in Magnolia Broadband and a 51% stake in HotelSupplyGroup.com. These companies are start-up ventures, which have only incurred expenses to date. The charge of $0.57 million represents the Company's equity accounted share of their operating losses for the period and amortization of related goodwill.

Preference dividend declared

       During the quarter ended December 31, 2000, the preference dividend on the mandatory redeemable preference shares has been accrued on a time proportion basis. The agreement to pay preference dividends provides for two options that the dividend payable must be based on the ordinary dividend declared by Lifestyle, or the preference dividend must increase by a minimum of 25% percent over the prior year. The first option is payable three days after receipt of the Lifestyle dividend, the second option is payable on February 19, of each calendar year. Since no Lifestyle dividend was declared during the prior fiscal year and the mandatory redeemable preference shares were redeemed in November 2000, a dividend of $0.04 million has been provided for during the current quarter.

Interest expense/income

       Interest income of $0.96 million represents interest earned on the cash generated from the sale of Lifestyle for $29.97 million. The sale generated net cash, after giving effect for loan activity and property, plant and equipment acquisitions, of $8.10 million. The proceeds were used to pay down debt and the remaining amounts were invested in interest bearing accounts. Interest expense of $0.32 million decreased from $0.51 million in the prior year due to the repayment of debt in the current year.

Discontinued operations

       During the current quarter, loss on disposal of discontinued operations of $.84 million was earned as compared to a loss from discontinued operations of $1.13 million in the prior year December quarter. The prior year quarter included a loss of $2.39 million relating to LPI. LPI went into administration on August 2, 2000 and no further operating losses were recorded as the remaining assets and liabilities were fully provided for at June 30, 2000. The loss on disposal of discontinued operations generated by Lifestyle relates primarily to translation losses as a result of the decline in South African exchange rates.

Net loss

       As a result of the above, the Company had losses of $1.8 million in the current quarter as compared to a loss of $2.11 million in the quarter ended December 31, 1999.

SIX MONTHS ENDED DECEMBER 31, 2000 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1999

Revenues

       The Company discontinued and sold all of its operating companies during the periods presented in these financial statements. The operations of Fantasy Sports are seasonal (based on the NASCAR and college football seasons).

Selling, general and administrative expenses

       There was no significant change in selling, general and administrative expenses for the six months ended December 31, 2000 as compared to the six months ended December 31, 1999.

Amortization of intangibles

       Amortization of intangibles increased from $0.12 million for the six months ended December 31, 1999 to $0.26 million in the six months ended December 31, 2000. This increase is primarily due to the amortization of goodwill that arose on the investments in Fantasy Sports.

Depreciation

       Depreciation charges relate to minor office equipment; furniture and computer equipment and are not significant.

Foreign currency loss

       Foreign currency loss of $0.79 million represents the loss realized on the translation of the amount owing to the Company from FSAH, the South African investment subsidiary. These amounts previously were treated as permanent advances to FSAH from the Company and the translation gain or loss was recognized within stockholders' equity. Upon acceptance of an offer for Lifestyle, the Company began recognizing translation gains or losses on the intercompany balance with FSAH within its results of operations.

Equity in losses of affiliates

       The Company acquired a 48% stake in Magnolia Broadband and a 51% stake in HotelSupplyGroup.com. These companies are start-up ventures, which have only incurred expenses to date. The charge of $0.93 million represents the Company's equity accounted share of their operating losses for the period and amortization of goodwill..

Preference dividend declared

       During the six months ended December 31, 2000, the preference dividend on the mandatory redeemable preference shares has been accrued on a time proportion basis. The agreement to pay preference dividends provides for two options that the dividend payable must be based on the ordinary dividend declared by Lifestyle, or the preference dividend must increase by a minimum of 25% percent over the prior year. The first option is payable three days after receipt of the Lifestyle dividend, the second option is payable on February 19, of each calendar year. Since no Lifestyle preference dividend was declared during the prior fiscal year and the mandatory redeemable preference shares were redeemed in November 2000, a dividend of $0.17 million has been provided for during the current period.

Interest expense/income

       Interest income of $0.88 million represents interest earned on the proceeds realized on the sale of Lifestyle for $29.97 million generated net cash, after giving effect for loan activity and property, plant and equipment acquisitions, of $8.10 million. The proceeds were used to pay down debt and invested in interest bearing accounts. Interest expense of $0.99 million in the prior year has decreased by $0.59 to $0.40 million due to the repayment of debt in the current year.

Discontinued operations

       During the current period, loss on disposal of discontinued operations of $2.83 million was recorded as compared to a loss from discontinued operations of $3.28 million in the prior year period. The prior year period included a loss of $5.50 million relating to LPI. LPI went into administration during the current period and no further operating losses were recorded as the remaining assets and liabilities were fully provided for at June 30, 2000. The loss on disposal of discontinued operations generated by Lifestyle relates primarily to translation losses as a result of the decline in South African exchange rates.

Net loss

       As a result of the above, the Company had losses of $5.42 million in the six months ended December 31, 2000 as compared to a loss of $5.04 million during the six months ended December 31, 1999.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

       Cash decreased by $10.83 million from $29.85 million to $19.02 million. The net cash generated from the sale of Lifestyle net of the acquisition of property plant and equipment by Lifestyle was $9.46 million. The uses of cash included the redemption of preference shares of $8.15 million, the acquisition of Fantasy Sports for $3.45 million, the funding of operations of $3.58 million, repayments of debt of $2.20 million and other movements of $2.91 million including exchange rate change effects on cash. In addition to the cash received from the sale of Lifestyle, the Company received a note for a total of R52 million, a portion of which is considered contingent consideration (see below).

       At June 30, 2000, the Company had borrowings of $18.48 million. This has decreased to $14.31 million due to the retirement of Lifestyle debt just prior to the sale of Lifestyle. The amount outstanding at December 31, 2000 is comprised of $12 million face value of increasing rate subordinated convertible debentures and $2.31 million of related interest, substantially all of which represents accreted interest on the debentures. During August 2000, the Company received an option to retire up to $10.95 million (face value) of increasing rate subordinated convertible debentures at face plus accrued but not accreted interest. On January 22, 2001, the Company paid $5 million to retire $5 million face value of these debentures. As of January 22, 2001, the Company eliminated $.97 million of previously accrued but unpaid accreted interest. The Company intends to retire an additional $5.95 million (face value) prior to the expiration of the option in April 2001. If the Company does exercise the option on the remaining amount, it will eliminate an obligation to pay a further $1.33 million of accrued but unpaid accreted interest as of December 31, 2000.

       In connection with its sale of Lifestyle during November 2000, the Company received as partial consideration three notes denominated in South African rand totaling approximately $5.85 million at December 31, 2000. These notes are subject to Foreign currency risk and a portion are subject to certain performance requirements of the obligee. As a result, the Company has treated approximately $2.76 million of these notes as contingent consideration to be recorded when collected. The notes recorded by the Company upon the sale of Lifestyle bear interest at rates based on the South African prime rate.

       As of February 6, 2001 the Company's cash balance was sufficient to pay off all liabilities.

FUTURE COMMITMENTS

       The Company intends to continue to pursue an acquisition strategy in companies utilizing Internet and technology platforms to grow their business and anticipates utilizing a substantial portion of its remaining cash balances to fund this strategy to the extent that suitable acquisition candidates can be identified. On November 17,

       2000 the Company acquired all of the assets and certain liabilities of the Fantasy Sports division of goracing Interactive Services Inc, for a net purchase price of $3.55 million.

       The Company may be required to incur additional indebtedness or equity financing in connection with the funding of future acquisitions. There is no assurance that the Company will be able to incur additional indebtedness or raise additional equity to finance future acquisitions on terms acceptable to management, if at all.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The company does not ordinarily hold market risk sensitive instruments for trading purposes. The company does however recognize market risk from interest rate and foreign currency exchange exposure. Substantially all of the company's cash balances are not insured by the Federal Depository Insurance Corporation. Management has invested the funds in financial institutions that have strong financial positions.

       INTEREST RATE RISK

       At December 31, 2000, the Company's cash resources earned interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. The debt of the continuing operations is primarily at fixed interest rates. Any decrease in interest rates will have a negative effect on the Company's earnings. There is no assurance that interest rates will increase or decrease over the next fiscal year.

       FOREIGN CURRENCY RISK

The Company continues to have investments that are denominated in South African Rands. This exposes the Company to market risk with respect to fluctuations in the relative value of the South African Rand against the US Dollar. Beginning in January 2000, a portion of the exposure has been covered by forward exchange contracts. If not covered, every 1% decline in the Rand/US Dollar exchange rate will result in a $10 000 loss on a $132 000 investment in South Africa. Subsequent to the quarter-end the Rand has depreciated against the US Dollar by approximately 2.5% to February 6, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


On December 13, 2000 the Company held its annual meeting of stockholders. At the annual meeting, the Company's stockholders elected five directors to serve until the next annual meeting and until their respective successors are elected and qualified. At the annual meeting, the Company's stockholders also approved and adopted a proposal to change the Company's name from Leisureplanet Holdings, Ltd. to Silverstar Holdings, Ltd. The votes for directors were as follows:

                                                  Votes
                                ---------------------------------------

                                        For               Withheld
                                ------------------    ------------------

          Michael Levy               10,530,951            31,411
          Clive Kabatznik            10,530,951            31,411
          Cornelius J. Roodt         10,530,951            31,411
          Chris Matty                10,530,951            31,411
          David BenDaniel            10,530,951            31,411

       The votes to approve and adopt the change of the Company's name to Silverstar Holdings, Ltd. were as follows:

                   For                   Against                 Abstain
          ------------------        ------------------      -----------------
               10,532,272                25,440                   4,650

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                  27.1 Financial Data Schedule

              (b) Reports on Form 8-K filed during quarter ended December 31,
                  2000:

                  Report on Form 8-K dated October 12, 2000 regarding the disposition of the assets of Lifestyle Holdings, Ltd., a majority-owned subsidiary of the Company (Item 5).

                  Report on Form 8-K dated November 16, 2000 regarding the acquisition of certain assets of goracing Interactive Services, Inc. through a wholly-owned subsidiary of the Company (Item 2).

                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

       Date:  February 20, 2001
                                          SILVERSTAR HOLDINGS, LTD.



                                          /s/ Clive Kabatznik
                                          -------------------
                                          Clive Kabatznik
                                          Chief Executive Officer, President and
                                          Chief Financial Officer