Form 10-K/A
period 2000-06-30
SILVERSTAR HOLDINGS LTD
filed 2001-04-19
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 2000
                                   -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______________ to _______________


                         Commission file number 0-27494
                                               --------

                          LEISUREPLANET HOLDINGS, LTD.
               (formerly known as First South Africa Corp., Ltd.)
             --------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                 Bermuda                             N/A
                 -------                             ---
       (State or other jurisdiction of         (I.R.S. Employer
             incorporation or                 Identification No.)
              organization)

             Clarendon House, Church Street, Hamilton HM CX, Bermuda
             -------------------------------------------------------
             (Address of Principal Executive Offices with Zip Code)

      Registrant's telephone number, including area code (441) 295-1422
                                                         --------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class           Name of each exchange on which registered

             None                                      None
             ----                              --------------------

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

HISTORY

      We were founded in September 1995 to pursue opportunities in South Africa as an emerging market. We were originally organized to acquire, own and operate seasoned, closely held companies in South Africa with annual sales in the range of approximately $5 million to $50 million. Recently, we shifted our focus to the Internet, technology and e-commerce sectors and away from South Africa. We are currently engaged in the following industry segments:

         o   Internet and e-commerce services and technology; and
         o   Lifestyle products.

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

      We recently entered into an agreement pursuant to which we disposed of our operations in South Africa. Under the terms of the agreement we received approximately $36 million in cash, which we plan to use to retire certain of our debt, fund future acquisitions and fund various other corporate purposes. The agreement was subject to a number of conditions, including obtaining South African regulatory approvals and the buyer obtaining sufficient funding to complete the acquisition, all of which were met.

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

                                                         Votes
                                        ----------------------------------------
                                            For                     Withheld
                                        -----------------       ----------------
Michael Levy                             10,527,219                 327,548
Clive Kabatznik                          10,527,219                 327,548
Cornelius Roodt                          10,527,219                 327,548
David BenDaniel                          10,527,219                 327,548
Chris Matty                              10,527,219                 327,548

The votes with respect to the increase in our authorized shares was as follows:


        For                           Against                       Abstain
 -------------------            ------------------            ------------------
     10,455,365                       77,664                        321,738


The votes with respect to the appointment of our independent public accountants were as follows:


        For                           Against                       Abstain
 -------------------            ------------------            ------------------
      10,837,607                      15,310                         1,850



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

                                                 High            Low
                                                 ----            ---

Common Stock
------------
Fiscal 1999
1st Quarter...................................   $4.75           $.75
2nd Quarter...................................   $1.6875         $.75
3rd Quarter...................................   $3.25           $1.3125
4th Quarter...................................   $11.875         $1.1875

Fiscal 2000
1st Quarter...................................   $7.938          $3.625
2nd Quarter...................................   $16.50          $3.563
3rd Quarter...................................   $14.25          $8.063
4th Quarter...................................   $9.063          $2.438

Fiscal 2001
1st Quarter (through September 30, 2000)......   $3.313          $1.031

Class A Warrants
----------------
Fiscal 1999
1st Quarter...................................   $1.375          $0.375
2nd Quarter...................................   $0.625          $0.0625
3rd Quarter...................................   $0.75           $0.0625
4th Quarter...................................   $9.00           $0.4375

Fiscal 2000
1st Quarter...................................   $4.75           $2.00
2nd Quarter...................................   $16.250         $2.375
3rd Quarter...................................   $13.00          $5.875
4th Quarter...................................   $3.25           $1.875

Fiscal 2001
1st Quarter (through September    , 2000).....   $2.375          $0.50

Class B Warrants
----------------
Fiscal 1999
1st Quarter...................................   $1.125          $0.625
2nd Quarter...................................   $0.625          $0.125
3rd Quarter...................................   $0.625          $0.125
4th Quarter...................................   $0.3125         $0.125

Fiscal 2000
1st Quarter...................................   $2.00           $0.719
2nd Quarter...................................   $8.50           $0.563
3rd Quarter...................................   $6.00           $2.125
4th Quarter...................................   $2.688          $0.25

Fiscal 2001
1st Quarter (through September   , 2000)......   $0.375          $0.063


      As of September 30, 2000, there were approximately 3,350 holders of our common stock, exclusive of holders whose shares were held by brokerage firms, depositaries and other institutional firms in "street name" for their customers.

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



SELECTED CONSOLIDATED FINANCIAL INFORMATION

--------------------------------------------------- --------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA                                                              THE COMPANY
--------------------------------------------------- --------------------------------------------------------------------------------
                                                                                      YEARS ENDED JUNE 30,
--------------------------------------------------- --------------------------------------------------------------------------------
                                                           1996 (1)          1997 (1)         1998             1999            2000
                                                              $                 $         Restated         Restated        Restated
                                                              -                 -                $                $               $
--------------------------------------------------- ---------------- ---------------- -------------- ---------------- --------------
Revenues                                              1,570,888        41,885,993                -                -               -
--------------------------------------------------- ---------------- ---------------- -------------- ---------------- --------------
Total operating expenses                             (8,198,079)      (38,559,968)       2,000,920        2,504,838       2,662,108
--------------------------------------------------- ---------------- ---------------- -------------- ---------------- --------------
Operating (loss)/income                              (6,627,191)        3,325,945       (2,000,920)      (2,504,838)     (2,662,108)

--------------------------------------------------- ---------------- ---------------- -------------- ---------------- --------------
Interest (expense)/income                              (351,793)           26,016       (1,223,654)      (2,403,997)     (1,363,360)
--------------------------------------------------- ---------------- ---------------- -------------- ---------------- --------------
(Loss)/income from continuing operations before
income taxes                                         (6,965,556)        7,149,970         (615,740)      (6,208,976)     (4,232,603)
--------------------------------------------------- ---------------- ---------------- -------------- ---------------- --------------
Net (loss)/income from continuing operations         (6,743,363)        5,832,932         (615,740)      (6,210,195)     (4,233,222)
--------------------------------------------------- ---------------- ---------------- -------------- ---------------- --------------
(Loss)/gain from discontinued operations              1,005,803           850,243        3,387,631       (4,916,267)    (34,429,264)
--------------------------------------------------- ---------------- ---------------- -------------- ---------------- --------------
Net (loss)/income                                                       6,683,165        2,771,891      (11,126,462)    (38,662,486)
--------------------------------------------------- ---------------- ---------------- -------------- ---------------- --------------
(Loss)/income per share  - from continuing
operations                                              ($3,56)            $1,13           ($0,10)          ($0,95)         ($0,54)
--------------------------------------------------- ---------------- ---------------- -------------- ---------------- -------------

-----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA                                                          THE COMPANY
                                                                              JUNE 30,
------------------------------ ----------------------------------------------------------------------------------------------------
                                          1996                 1997                 1998               1999                    2000
                                                                                Restated           Restated                Restated
                                             $
                                                                  $                    $                  $                       $
------------------------------ -------------------- ------------------- -------------------- -------------------- -----------------
Total assets                        23,604,994           64,197,149           89,561,459        102,615,018              94,266,439
------------------------------ -------------------- ------------------- -------------------- -------------------- -----------------
Long term liabilities                2,361,372           13,341,758           29,507,926         33,598,244              15,473,769
------------------------------ -------------------- ------------------- -------------------- -------------------- -----------------
Net working capital (2)              4,624,417           25,357,584           25,491,685         28,276,771              31,414,757
------------------------------ -------------------- ------------------- -------------------- -------------------- -----------------
Stockholders' equity                12,792,376           23,220,014           16,097,666          2,090,966               5,595,870
------------------------------ -------------------- ------------------- -------------------- -------------------- -----------------

(1) Due to the unavailability of financial data on discontinued operations for the 1996 and 1997 fiscal years, the discontinuation of First Lifestyle Holdings and Leisureplanet have not been taken into account in these figures.

(2) Net working capital is the net of current assets and current liabilities.

(3) Loss from discontinued operations and net loss for the year ended June 30, 2000 have been restated by $6,823,816. See note 2 (m) (ii) to the consolidated financial statements for details of the restatement

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND HISTORY

Silverstar Holdings Limited ("LPHL"), formerly Leisureplanet Holdings Ltd was incorporated in September 1995 with the intention to actively pursue acquisitions fitting a pre defined investment strategy. Prior to our acquisition of Leisureplanet.com, an online travel services company, in February 1999, the broad strategy followed by us in all of our investment decisions was as follows:

o    Revenue is to be within the range of $5Million - $50 Million.

o    Net income must yield a sustainable above average return on investment.

o Growth in revenue must be above average growth rates and must be sustainable over the medium term.

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

Depreciation

     Depreciation charge relates to minor office equipment, furniture and computer equipment. Due to the nature of the head office function, these charges are immaterial.

Foreign currency loss

     Foreign currency loss of $0,08 Million represents the loss realized on the repayment and the translation of the current account between FSAH and LPHL.

     The South African Rand has depreciated by 37,6% over the fiscal period 1998 to 2000.

Gain on sale of subsidiary stock

     In the prior year 13,946,500 shares held by FSAH in Lifestyle were sold at an average price of R2,48 per share realising a consolidated gain on disposal of $0,62 Million. In addition, a loss on dilution on a group restructure of $1,42 Million was realised. During the current year 900,000 shares in First Lifestyle Holdings Limited were sold at R3,00 per share, realising a gain of $0,1 Million.

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

Discontinued operations

     During the 2000 fiscal year a loss of $11,93 Million arose on discontinued operations as compared to $3,94 Million in fiscal 1999, representing an increase of $7,99 Million over the prior year. The prior fiscal year included the industrial and packaging business segments, which incurred losses of $1,46 and were disposed of during 1999. The loss realized on the LPI business segment increased by $8,95 Million from $6,17 Million in 1999 to $15,12 Million in 2000. The increase in the loss was primarily due to an aggressive attempt to increase the awareness of the product offered by signing up expensive portal agreements and advertising arrangements. Due to the lack of investor appetite for loss making Internet enterprises, LPI could no longer fund its operations and was placed under voluntary administration on August 2, 2000. Full provision has been made for the Company's investment in LPI. The Lifestyle business sector contributed a profit of $3,19 Million as compared to $3,69 Million during the previous fiscal year, a decrease of $0,50 Million over the fiscal year. This is primarily because the growth experienced in this division in South African Rand was 3,9% which is below the currency depreciation of the South African Rand against the US Dollar of 13%. The growth in the business sector was below expectations due to the lack of consumer demand in South Africa and the inability to increase selling prices to recover increased costs passed by Lifestyle suppliers due to competitive pressures experienced in a weak consumer market.

     The Company previously disclosed that it would record a profit from the sale of Lifestyle. The Company did not consider the impact of the accumulated foreign currency translation adjustments and the impairment of an intangible asset related to a restraint of trade agreement on the disposition of Lifestyle. When these are considered, a loss arises on disposition. Consequently the loss on disposition of discontinued operations and net loss for the year ended June 30, 2000 have been restated by $6,823,816. Earnings per share, the consolidated statement of stockholders equity and comprehensive income and Notes 15 and 16 relating to discontinued operations have also been restated to reflect this change. Earnings per share information,as previously reported and as restated is as follows:

     ------------------------------------------------------------------------
                                                     Previously
     Earnings/(Loss) per share - basic and diluted   Reported    Restated
                                                            $           $
     ------------------------------------------------------------------------
     Continuing operations                              (0,54)      (0,54)
     ------------------------------------------------------------------------
     Discontinued operations                            (3,52)      (4,39)
                                                        ------      ------
     ------------------------------------------------------------------------
     Net                                                (4,06)      (4,93)
                                                        ------      ------
     ------------------------------------------------------------------------

     The loss on disposition of $22,50 Million in fiscal 2000 increased by $21,53 Million from $0,97 Million in fiscal 1999. The increase is primarily due to the estimated loss on liquidation of the LPI business segment and the expected loss arising on the disposition of the Lifestyle business segment after the inclusion of the currency translation adjustment reserve and the impairment of an intangible asset related to a restraint of trade agreement.

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

Fiscal 2000 compared to fiscal 1999 (continued)

Net (loss)/income

     As a result of the above the Company has achieved a loss of $38,66 Million as compared to a loss of $11,13 Million in the prior year.

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

Loss on sale of subsidiary stock

     A loss on dilution during a group restructure of $1,42 Million and a gain of $0,62 Million on the disposal of a part interest in Lifestyle was realised during the 1999 fiscal year. The loss on dilution arose on an inter-group disposal, which resulted in an increase in minority share of the underlying businesses. The gain of $0,61 Million was realised on the disposal of a part interest in Lifestyle at an average stock price of R2,48 per share. In the prior year an average price of R5,50 was realized per share sold. This decrease in average price is due to a decline in the overall South African stock market.

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

Financial condition, liquidity and capital resources

     Cash increased by $9,04 Million from $20,81 Million to $29,85 Million. Included in the $29,85 Million is $4,64 Million which is restricted and will be used to repay LPI creditors. The increase is primarily due to the cash generated in the Lifestyle business sector, which increased by $3,21 Million from $14,92 Million to $18,11 Million over the fiscal year. The remaining increase is due to the retention of some of the $20,00 Million raised in LPHL during the current fiscal year. The remainder of these funds raised was used to fund LPI by equity injections. On August 2, 2000, LPI was placed under voluntary administration due to the lack of further funding available to loss making Internet related businesses. No return is expected on our capital injections into LPI.

     Working capital increased by $3,14 Million to $31,42 Million at June 30, 2000 from $28,28 Million at June 30, 1999. This is primarily due to the increase in cash balances offsetting decreases in trade accounts receivable and other current assets, which were partially offset by decreases in dividends payable.

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

The average rates for the South African Rand against the US Dollar for the periods presented in this report are as follows:

------------------------------------------------------------------------
                                     Year ended  Year ended  Year ended
                                      June 30,    June 30,    June 30,
                                          2000        1999        1998
------------------------------------------------------------------------
Rate of exchange vs. $1                   6,84        6,05        4,97
------------------------------------------------------------------------
Depreciation                             13,06%       21,7%        9,7%
------------------------------------------------------------------------
Annual rate of inflation                   7,8%        4,9%        7,2%
------------------------------------------------------------------------

                           SILVERSTAR HOLDINGS LIMITED

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


   Report of Independent Accountants                                                F-1

   Consolidated Balance Sheets at June 30, 2000 and 1999                            F-2

   Consolidated Statements of Operations for the years ended June 20,
   2000, 1999 and 1998                                                              F-4

   Consolidated  Statements  of  Stockholders'  Equity and  Comprehensive
   Income for the years ended June 30, 2000, 1999 and 1998                          F-5

   Consolidated Statements of Cash Flows for the years ended June
   30, 2000,1999 and 1998                                                           F-8

   Notes to the Consolidated Financial Statements                                   F-10

                           SILVERSTAR HOLDINGS LIMITED

                      REPORT OF THE INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Silverstar Holdings Limited

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity, of comprehensive income and of cash flows, present fairly, in all material respects, the financial position of Silverstar Holdings Limited and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, the Company restated its consolidated financial statements for the years ended June 30, 2000, 1999 and 1998.



PricewaterhouseCoopers
West London
October 13, 2000
Except for Note 2(m) (ii)
as to which the date is February 20, 2001

                           SILVERSTAR HOLDINGS LIMITED
                           CONSOLIDATED BALANCE SHEETS


-----------------------------------------------------------------------------------
                                     ASSETS
-----------------------------------------------------------------------------------
                                                          June 30,       June 30,
                                                              2000           1999
                                                          Restated       Restated
                                                                 $
                                                                                $
-----------------------------------------------------------------------------------
Current assets
-----------------------------------------------------------------------------------
      Cash and cash equivalents                         29,853,067     20,813,301
-----------------------------------------------------------------------------------
      Accounts receivable, net                          10,608,197     12,945,389
-----------------------------------------------------------------------------------
      Inventories                                        9,386,857      9,152,575
-----------------------------------------------------------------------------------
      Prepaid expenses and other current assets          3,631,348      5,236,587
-----------------------------------------------------------------------------------
      Deferred income taxes                                898,280        539,884
                                                        -----------   ------------
-----------------------------------------------------------------------------------
            Total current assets                        54,377,749     48,687,736
-----------------------------------------------------------------------------------
Property, plant and equipment, net                      18,215,196     19,288,417
-----------------------------------------------------------------------------------
Investments in Affiliates                                1,283,935              -
-----------------------------------------------------------------------------------
Intangible assets, net                                  20,130,119     33,735,933
-----------------------------------------------------------------------------------
Deferred charges                                           228,078        868,944
-----------------------------------------------------------------------------------
Other assets                                                31,362         33,988
                                                        ------------- ------------
-----------------------------------------------------------------------------------
                                                        94,266,439    102,615,018
Total Assets                                            ==========    ===========
-----------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements

                           SILVERSTAR HOLDINGS LIMITED
                           CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------
                                                           June 30,     June 30,
                                                               2000         1999
                                                           Restated     Restated
                                                                  $              $
-----------------------------------------------------------------------------------
Current liabilities
-----------------------------------------------------------------------------------
      Bank overdraft                                        896,860            -
-----------------------------------------------------------------------------------
      Current portion of long term debt                   2,105,153    3,088,435
-----------------------------------------------------------------------------------
      Accounts payable                                   13,046,686    9,060,327
-----------------------------------------------------------------------------------
      Other provisions and accruals                       5,754,638    4,618,283
-----------------------------------------------------------------------------------
      Dividends payable                                     179,840    1,870,959
-----------------------------------------------------------------------------------
      Income taxes payable                                  676,003    1,214,292
-----------------------------------------------------------------------------------
      Other taxes payable                                   303,812      558,669
                                                        -----------  -----------
-----------------------------------------------------------------------------------
            Total current liabilities                    22,962,992   20,410,965
-----------------------------------------------------------------------------------
Long term debt                                           15,473,769   33,598,244
-----------------------------------------------------------------------------------
Deferred income taxes                                     4,402,038    3,722,971
                                                        -----------  -----------
-----------------------------------------------------------------------------------
            Total liabilities                            42,838,799   57,732,180
                                                         ----------   ----------
-----------------------------------------------------------------------------------
Minority interest                                        37,059,840   32,900,675
-----------------------------------------------------------------------------------
FSAH mandatory redeemable preferred stock                 8,771,930    9,891,197
-----------------------------------------------------------------------------------
Commitments and contingencies (Note 22)
-----------------------------------------------------------------------------------
Stockholders' equity
-----------------------------------------------------------------------------------
Capital stock:
      A class common stock, $0.01 par value - authorized
 23,000,000
      Shares, issued and outstanding  8,368,676 shares       83,687       53,832
      (1999: 5,383,142 shares)
-----------------------------------------------------------------------------------
      B class common stock, $0.01 par value - authorized
2,000,000 shares,                                             9,466        9,466
      Issued and outstanding  946,589 shares (1999:
946,589 shares)
-----------------------------------------------------------------------------------
      FSAH B class common stock, R0,001 par value -
authorized
      10,000,000 shares, issued and outstanding                 600          580
2,671,087 shares
      (1999: 2,550,466 shares)
-----------------------------------------------------------------------------------
     Preferred stock, $0.01 par value - authorized
     5,000,000 shares, none                                       -            -
     Issued
-----------------------------------------------------------------------------------
      Additional paid-in capital                         64,307,442   22,321,906
-----------------------------------------------------------------------------------
      Accumulated deficit                               (44,595,916)  (5,933,430)
-----------------------------------------------------------------------------------
      Accumulated Other Comprehensive Income            (14,209,409) (14,361,388)
                                                        ------------ ------------
-----------------------------------------------------------------------------------
            Total stockholders' equity                    5,595,870     2,090,966
                                                        -----------  ------------
-----------------------------------------------------------------------------------
                                                         94,266,439  102,615,018
Total liabilities and stockholders' equity              ===========  ===========
-----------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements

                           SILVERSTAR HOLDINGS LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------
                                            Year ended   Year ended    Year ended
                                              June 30,     June 30,      June 30,
                                                  2000         1999          1998
                                              Restated     Restated      Restated
                                                     $            $             $
-----------------------------------------------------------------------------------
Revenues
                                                     -            -             -
-----------------------------------------------------------------------------------
Operating expenses
-----------------------------------------------------------------------------------
      Cost of sales                                  -            -             -
-----------------------------------------------------------------------------------
      Selling, general and administrative    1,844,197    2,090,086     1,263,081
      costs
-----------------------------------------------------------------------------------
      Amortisation of intangibles              730,719      410,466       271,387
-----------------------------------------------------------------------------------
      Depreciation                               6,490        4,286         5,644
-----------------------------------------------------------------------------------
      Foreign currency loss                     80,702          -         460,808
                                            ----------  -------------------------
-----------------------------------------------------------------------------------
                                             2,662,108    2,504,838     2,000,920
                                             ---------    ---------    ----------
-----------------------------------------------------------------------------------
Operating loss                              (2,662,108)  (2,504,838)   (2,000,920)
-----------------------------------------------------------------------------------
Gain/(loss) on sale of subsidiary stock        103,505     (804,150)    2,608,834
-----------------------------------------------------------------------------------
Interest in losses of affiliates              (160,885)           -             -
-----------------------------------------------------------------------------------
Preference dividend                           (149,755)    (495,991)            -
-----------------------------------------------------------------------------------
Interest expense (Net of  interest income
of $668,109,                                (1,363,360)  (2,403,997)   (1,223,654)
                                            -----------  -----------   -----------
$297,834 and $644,610)
-----------------------------------------------------------------------------------
Income/(loss) from continuing operations
before income                               (4,232,603)  (6,208,976)     (615,740)
 Taxes
-----------------------------------------------------------------------------------
Provision for income taxes                        (619)      (1,219)            -
                                           -----------      -------      ---------
-----------------------------------------------------------------------------------
Income/(loss) from continuing operations    (4,233,222)  (6,210,195)     (615,740)
-----------------------------------------------------------------------------------
Discontinued operations (Note 15):
-----------------------------------------------------------------------------------
     (Loss)/income from operations, net
     of income taxes                       (11,931,286)  (3,941,319)    3,387,631
     of $2,543,255, $2,893,380 and
     $3,966,916
-----------------------------------------------------------------------------------
     Loss on disposition, net of taxes of
     $nil, $nil and $nil                   (22,497,978)     (974,948)           -
                                           ------------ -------------   ----------
-----------------------------------------------------------------------------------
Net (loss)/income                          (38,662,486) (11,126,462)    2,771,891
                                           ------------ ------------    ---------
-----------------------------------------------------------------------------------
Earnings/(Loss) per share - basic and
diluted
-----------------------------------------------------------------------------------
      Continuing operations                     ($0,54)      ($0,95)       ($0,10)
-----------------------------------------------------------------------------------
      Discontinued operations                   ($4,39)      ($0,75)        $0,53
                                                -------      -------        -----
-----------------------------------------------------------------------------------
      Net income/(loss)                         ($4,93)      ($1,70)        $0,43
                                                -------      -------        -----
-----------------------------------------------------------------------------------
Weighted average common stock outstanding:
-----------------------------------------------------------------------------------
      Basic and diluted                      7,836,387    6,548,491     6,424,981
                                             ---------    ---------     ---------
-----------------------------------------------------------------------------------

        See accompanying notes to the consolidated financial statements

                           SILVERSTAR HOLDINGS LIMITED
   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

-------------------------------------------------------------------------------------------
                                      Silverstar         Silverstar
                                        Holdings          Holdings
                                        Limited           Limited        First SA Holdings
                                    A class common     B class common    B class common
                                         Stock             Stock             Stock
-------------------------------------------------------------------------------------------
                                     Shares   Amount   Shares    Amount   Shares    Amount
                                                   $                  $                  $
-------------------------------------------------------------------------------------------
Balance at June 30, 1997           3,536,500  35,361 1,822,500   18,225 1,921,458      466
-------------------------------------------------------------------------------------------
Issuance of stock to FSAC escrow    386,324    3,863        -         -        -         -
agent
-------------------------------------------------------------------------------------------
Issuance of stock to acquire        142,918    1,429        -         -   84,751        19
subsidiaries
-------------------------------------------------------------------------------------------
Issuance of stock on additional           -        -         -         -  301,573        52
purchase price payments
-------------------------------------------------------------------------------------------
Warrants exercised                  233,826    2,339        -         -        -         -
-------------------------------------------------------------------------------------------
Warrant swap out at par value      1,173,476  11,738        -          -        -         -
-------------------------------------------------------------------------------------------
Options exercised                    35,000      350        -          -        -         -
-------------------------------------------------------------------------------------------
Conversion of 9% debentures to      141,165    1,412        -         -        -         -
common stock
-------------------------------------------------------------------------------------------
Net income                                -        -        -         -        -         -
-------------------------------------------------------------------------------------------
Translation adjustment                    -        -        -         -        -         -
-------------------------------------------------------------------------------------------
Total comprehensive loss                                                                 -
                                   ---------------   ---------------    ------------------
-------------------------------------------------------------------------------------------
Balance at June 30, 1998           5,649,209  56,492 1,822,500   18,225 2,307,782      537
-------------------------------------------------------------------------------------------
Issuance of stock to FSAC escrow    243,400    2,434        -         -        -         -
agent
-------------------------------------------------------------------------------------------
Issuance on stock on additional           -        -         -         -  242,684        43
purchase price payments
-------------------------------------------------------------------------------------------
Options exercised                    20,000      200        -         -        -         -
-------------------------------------------------------------------------------------------
Conversion of 9% debentures to      320,700    3,207        -         -        -         -
common stock
-------------------------------------------------------------------------------------------
Redemption and cancellation of
stock from FSAC escrow             (1,726,078(17,260)       -         -        -         -
Agent
-------------------------------------------------------------------------------------------
Conversion of B class common
stock to A class common             875,911    8,759 (875,911)   (8,759)       -         -
Stock
-------------------------------------------------------------------------------------------
Net loss                                  -        -        -         -        -         -
-------------------------------------------------------------------------------------------
Translation adjustment                    -        -        -         -        -         -
-------------------------------------------------------------------------------------------
Total comprehensive loss              -        -        -         -        -
                                   ------------------------------------ ------------------
-------------------------------------------------------------------------------------------
Balance at June 30, 1999           5,383,142  53,832  946,589     9,466 2,550,466      580
                                   =========  ======  =======     ===== =========      ===
-------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements

                           SILVERSTAR HOLDINGS LIMITED
   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

-------------------------------------------------------------------------------------------
                                                    Retained
                                   Additional       Earnings      Accumulated
                                    Paid-in       (Accumulated       Other
                                    Capital         deficit)    Comprehensive      Total
                                                                    Income
---------------------------------------------------------------------------------------------
                                     Shares   Amount   Shares    Amount   Shares    Amount
                                                   $                  $                  $
---------------------------------------------------------------------------------------------
Balance at June 30, 1997           22,891,093      2,421,141      (2,168,264)    23,198,022
---------------------------------------------------------------------------------------------
Issuance of stock to FSAC escrow       (3,863)          -               -              -
agent
---------------------------------------------------------------------------------------------
Issuance of stock to acquire        1,685,282           -               -         1,686,730
subsidiaries
---------------------------------------------------------------------------------------------
Issuance of stock on additional     1,227,137           -               -         1,227,189
purchase price payments
---------------------------------------------------------------------------------------------
Warrants exercised                  1,517,765           -               -         1,520,104
---------------------------------------------------------------------------------------------
Warrant swap out at par value         (11,738)          -               -              -
---------------------------------------------------------------------------------------------
Options exercised                     137,150           -               -           137,500
-------------------------------------------------------------------------------------------
Conversion of 9% debentures to        845,578           -               -           846,990
common stock
---------------------------------------------------------------------------------------------
Net income                               -         2,771,891
---------------------------------------------------------------------------------------------
Translation adjustment                   -                        (15,209,049)
---------------------------------------------------------------------------------------------
Total comprehensive loss                                                        (12,437,158)
---------------------------------------------------------------------------------------------
Balance at June 30, 1998           28,288,404      5,193,032      (17,377,313)   16,179,377
---------------------------------------------------------------------------------------------
Issuance of stock to FSAC escrow       (2,434)          -                -             -
agent
---------------------------------------------------------------------------------------------
Issuance on stock on additional     1,033,572           -                -        1,033,615
purchase price payments
---------------------------------------------------------------------------------------------
Options exercised                     106,800           -                -          107,000
---------------------------------------------------------------------------------------------
Conversion of 9% debentures to      1,732,895           -                -        1,736,102
common stock
---------------------------------------------------------------------------------------------
Redemption and cancellation of
stock from FSAC escrow             (8,837,331)          -                -      (8,854,591)
Agent
---------------------------------------------------------------------------------------------
Conversion of B class common
stock to A class common                  -              -                -            -
Stock
---------------------------------------------------------------------------------------------
Net loss                                 -       (11,126,462)
---------------------------------------------------------------------------------------------
Translation adjustment                   -                          3,015,925
---------------------------------------------------------------------------------------------
Total comprehensive loss                 -               -               -       (8,110,537)
---------------------------------------------------------------------------------------------
Balance at June 30, 1999           22,321,906      (5,933,430     (14,361,388)   2,090,966
                                   ===========================================================
---------------------------------------------------------------------------------------------

(1) Opening retained earnings has been restated to reflect prior year's adjustments for deferred tax on intangibles to reduce the original retained earnings by $381,904.

See accompanying notes to the consolidated financial statements

                           SILVERSTAR HOLDINGS LIMITED
   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Retained
                                                         Silverstar     First SA Holdings  AdditionalEarnings Accumulated
                                      Silverstar          Holdings        B class common    Paid-in  (Accumulated Other
                                       Holdings           Limited             Stock         Capital  deficit) Comprehensive Total
                                                       B class common                                Restated    Income  Restated
                                        Limited            Stock                                               Restated
                                    A class common
                                         Stock
----------------------------------------------------------------------------------------------------------------------------------
                                     Shares   Amount   Shares    Amount   Shares    Amount
                                                   $                  $                  $        $         $        $          $
----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999           5,383,142  53,832  946,589  9,466 2,550,466  580 22,321,906 (5,933,430) (14,361,388)  2,090,966
----------------------------------------------------------------------------------------------------------------------------------
Issuance of stock to FSAC escrow    120,621    1,206        -      -        -     -     (1,206)      -         -               -
agent
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of  stock on additional          -        -        -      -  120,621    20    567,687       -         -            567,707
purchase price payments
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of shares                 1,379,310  13,793        -      -        -     - 18,361,207       -         -         18,375,000
-----------------------------------------------------------------------------------------------------------------------------------
Warrants exercised                  247,311    2,473        -      -        -     - 1,356,434        -         -          1,358,907
-----------------------------------------------------------------------------------------------------------------------------------
Options exercised                   180,000    1,800        -      -        -     -  872,296         -         -            874,096
-----------------------------------------------------------------------------------------------------------------------------------
Conversion of 9% debentures to      742,503    7,425        -      -        -     - 4,083,465        -         -          4,090,890
common stock
-----------------------------------------------------------------------------------------------------------------------------------
Increasing rate debentures          315,789    3,158        -      -        -     - 3,312,657        -         -          3,315,815
converted to common stock
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of warrants                      -        -        -      -        -     - 3,446,633        -         -          3,446,633
-----------------------------------------------------------------------------------------------------------------------------------
Equity gain on group restructure          -        -        -      -        -     - 9,986,363        -         -          9,986,363
-----------------------------------------------------------------------------------------------------------------------------------
Net loss                                  -        -        -      -        -     -        -  (38,662,486)
-----------------------------------------------------------------------------------------------------------------------------------
Provision for loss on subsidiary          -        -        -      -        -     -        -         -        6,268,756
-----------------------------------------------------------------------------------------------------------------------------------
Translation adjustment                    -        -        -      -        -     -        -                 (6,116,777)
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                                                                                (38,510,507)
                                          -        -        -      -        -     -        -                   -
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000          8,368,676   83,687  946,589  9,466 2,671,087  600 64,307,442 (44,595,916) (14,209,409)  5,595,870
                                  =========   ======  =======  ===== =========  === ========== ===========  ===========   =========
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements

                           SILVERSTAR HOLDINGS LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------
                                                 Year ended  Year ended Year ended
                                                   June 30,    June 30,  June 30,
                                                       2000        1999      1998
                                                   Restated    Restated  Restated
                                                          $           $         $
------------------------------------------------------------------------------------
Cash flows from operating activities:
------------------------------------------------------------------------------------
      Net income/(loss) from continuing          (4,233,222) (6,210,195) (615,740)
operations
------------------------------------------------------------------------------------
     Dividend charge                                149,755     495,991         -
------------------------------------------------------------------------------------
      Depreciation and amortisation                 737,209     414,752   277,036
------------------------------------------------------------------------------------
     Non-cash compensation charge                         -     268,802
------------------------------------------------------------------------------------
      Deferred income taxes                         748,359   1,104,397 1,640,022
------------------------------------------------------------------------------------
      Net loss/(gain) on sale of assets             (34,419)    665,842  (200,408)
------------------------------------------------------------------------------------
      Net gain on sale of and dilution in          (103,505)    804,150 (2,608,834)
subsidiaries
------------------------------------------------------------------------------------
      Net loss/(gain) on minority shares issued           -                  (557)
in Lifestyle
------------------------------------------------------------------------------------
      Changes in operating assets and             3,838,445     541,506   421,084
liabilities, net
------------------------------------------------------------------------------------
      Creation of debenture redemption reserve    1,012,500     843,750   562,500
fund
------------------------------------------------------------------------------------
     Provision for affiliate losses                  35,763           -         -
------------------------------------------------------------------------------------
      Interest in losses of affiliates              160,885           -         -
                                                 -----------   ---------  ----------
------------------------------------------------------------------------------------
Net cash provided by/(used in) continuing         2,311,770  (1,071,005) (524,897)
operations
------------------------------------------------------------------------------------
Net cash provided by/(used in) discontinued      (15,032,079) 1,042,217  8,454,191
operations                                       -----------  --------- ----------
------------------------------------------------------------------------------------
Net cash provided by/(used in) operating         (12,720,309)    28,788  7,929,294
activities                                       -----------  --------- ----------
------------------------------------------------------------------------------------
Cash flows from investing activities:
------------------------------------------------------------------------------------
      Proceeds on disposal of investment in         421,400   5,712,671 4,358,027
subsidiaries
------------------------------------------------------------------------------------
      Proceeds on disposal of discontinued operations     -      91,718         -
------------------------------------------------------------------------------------
      Additional shares acquired in subsidiaries          -     (51,402)        -
------------------------------------------------------------------------------------
      Acquisition of intangibles                    (25,232)    (74,832)        -
------------------------------------------------------------------------------------
      Acquisition of property, plant and         (5,862,741) (5,968,074)(5,346,671)
equipment
------------------------------------------------------------------------------------
      Proceeds on disposal of property, plant       147,237     740,482 1,226,083
and equipment
------------------------------------------------------------------------------------
      Additional purchase price payments           (586,589) (2,523,311)(4,183,439)
------------------------------------------------------------------------------------
      Other assets acquired                          (1,512)   (171,322) (229,857)
------------------------------------------------------------------------------------
     Investment in affiliates                    (2,805,423)          -
------------------------------------------------------------------------------------
     Settlement of share price warranties                    (5,073,339)
------------------------------------------------------------------------------------
      Acquisitions of subsidiaries (net of cash of $nil,
$430,556, 1998: $347,052)                                 -  (2,438,375)(17,881,676)
                                                 ----------   ---------- -----------
------------------------------------------------------------------------------------
Net cash provided by/(used in) investing         (8,712,860) (9,755,784)(22,057,533)
activities                                       ----------- -----------------------
------------------------------------------------------------------------------------
        See accompanying notes to the consolidated financial statements


                           SILVERSTAR HOLDINGS LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------
                                                 Year ended  Year ended Year ended
                                                  June 30,     June 30,  June 30,
                                                      2000         1999      1998
                                                  Restated     Restated  Restated
                                                         $            $         $
------------------------------------------------------------------------------------
Cash flows from financing activities:
------------------------------------------------------------------------------------
      Short term borrowings, net                   301,767      836,250 1,946,515
------------------------------------------------------------------------------------
      Proceeds from long term debt                 234,542    1,317,219 11,683,238
------------------------------------------------------------------------------------
      Repayment of long term debt                (6,227,693)   (200,486)        -
------------------------------------------------------------------------------------
      Redemption of debentures                           -   (2,630,132)        -
------------------------------------------------------------------------------------
      Proceeds on issuance of FSAH mandatory
redeemable                                               -    9,891,197         -
      Preferred stock
------------------------------------------------------------------------------------
     Share issue expenses in subsidiary company          -      (59,489)
------------------------------------------------------------------------------------
     Dividends paid                              (1,342,996)   (284,219)
------------------------------------------------------------------------------------
      Proceeds on minority shares issued in         16,887            -     6,054
Lifestyle
------------------------------------------------------------------------------------
     Proceeds of subsidiary stock issue          18,997,589           -
------------------------------------------------------------------------------------
      Proceeds on issuance of common stock       20,543,100     107,000 2,496,719
                                                 ----------  ---------- ---------
------------------------------------------------------------------------------------
Net cash provided by financing activities        32,523,196   8,977,340 16,132,526
                                                 ----------   --------- ----------
------------------------------------------------------------------------------------
Effect of exchange rate changes on cash          (2,050,261)  3,671,542 (3,944,407)
                                                              --------- -----------
------------------------------------------------------------------------------------
Net increase/(decrease) in cash and cash         9,039,766    2,864,310 (1,940,120)
equivalents
------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year   20,813,301  17,948,991 19,889,111
                                                 ----------  ---------- ----------
------------------------------------------------------------------------------------
Cash and cash equivalents at end of year         29,853,067  20,813,301 17,948,991
                                                 ==========  ========== ==========
------------------------------------------------------------------------------------
 Supplementary disclosure:
------------------------------------------------------------------------------------
 Interest paid                                   1,363,360   1,298,438    464,165
                                                 =========   =========    =======
------------------------------------------------------------------------------------
 Taxes paid                                      2,218,165   2,170,203  1,532,677
                                                 =========   =========  =========
------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements

                           SILVERSTAR HOLDINGS LIMITED
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANISATION AND PRINCIPAL ACTIVITIES OF THE GROUP

     Silverstar Holdings Limited (formerly Leisureplanet Holdings Ltd.) (the "Company"), was founded on September 6, 1995. The purpose of the Company has changed from acquiring and operating South African Companies to one of investing in Internet and technology related industries.

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

2.    SUMMARY OF ACCOUNTING POLICIES

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and incorporate the following significant accounting policies:

(a)  Consolidation
     The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which it has a majority voting interest. Investments in affiliates are accounted for under the equity method of accounting. All inter-company accounts and significant transactions have been eliminated in the consolidated financial statements.

(b)  Accounting estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c)  Fair value of financial instruments
     The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of long-term debt, other than convertible debentures; approximates fair values since interest rates are keyed to the South African prime-lending rate. The carrying values of investments in affiliates and convertible debentures approximate fair value.

(d)  Inventories
     Inventories are valued at the lower of cost or market with cost determined on the first-in, first-out and weighted average methods.

                           SILVERSTAR HOLDINGS LIMITED
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  2.  SUMMARY OF ACCOUNTING POLICIES (continued)

(e)  Property, plant and equipment
     Property, plant and equipment is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Land is not depreciated. Buildings are depreciated over 20 years. Plant and equipment and motor vehicles are depreciated over 3 to 10 years. Leasehold improvements are amortised over the terms of the related leases.

(f)  Intangible assets
     Intangible assets include goodwill, patents and trademarks, recipes and other intellectual property and non-competition agreements. Intangible assets are stated on the basis of cost and are amortised on a straight-line basis over a period of three to twenty five years. Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible. Should these cash flows not equate or exceed the carrying value of the intangible a discounted cash flow model is used to determine the extent of any impairment charge required. Goodwill is amortised over a period of 3 to 25 years, patents, trademarks, recipes and other intellectual property are amortised over a period of 25 years, and non-competition agreements are amortised over a 3-year period. Previously, non-compete agreements were amortised over 6 years. The effect has been to increase the amortisation charge for the year by $156,432.

(g)  Deferred charges
     Debt issue costs are capitalized and amortised over the tenure of the related debt. Where convertible debt is converted to equity, any remaining debt issue costs are offset against additional paid-in capital.

(h)  Foreign currency translation
     The functional currency of the Company is the United States Dollar, the functional currency of the underlying companies in the Lifestyle segment is the South African Rand. Accordingly, the following rates of exchange have been used for translation purposes:

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

(i)  Revenues
     Revenues comprise net invoiced sales of shipped Lifestyle enhancing products and Internet travel related commissions. Revenues are stated net of allowances for estimated returns of defective or damaged product and other sales promotions and discounts.

(j)  Income taxes
     Income tax expense is based on reported earnings before income taxes. Deferred income taxes are provided utilizing an asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognised in the Company's financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion of the deferred tax assets will not be realised.

                           SILVERSTAR HOLDINGS LIMITED
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF ACCOUNTING POLICIES (continued)

(k)  Net income/(loss) per share
     Basic net income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding. Diluted net income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding and dilutive potential common shares which includes the dilutive effect of stock options, warrants and convertible debentures. Dilutive potential common shares for all periods presented are computed utilising the treasury stock method. The diluted share base for the years ended June 30, 2000, 1999 and 1998 excludes shares of 2,997,230, 2,565,817 and 3,208,322, respectively related to stock options, warrants and convertible debentures. These shares are excluded due to their anti-dilutive effect as a result of the Company's loss from continuing operations during 2000, 1999 and 1998.

(l)  Cash and cash equivalents
     Cash and cash equivalents consist of cash and all highly liquid investments with original maturities of three months or less.

(m)  Restatements and reclassifications
     (i) Deferred tax expense has been restated for the years ended June 30, 1999 and 1998 by $597,718 and $1,384,385 respectively to correctly reflect the change in deferred tax liabilities related to certain intangible assets. The minority interest has been restated for the years ended June 30, 1999 and 1998 to reflect the above adjustments by $282,608 and $311,864 respectively. The gain/(loss) on sale of subsidiary stock between entities under common control has been restated for the year ended June 30, 1999 to correctly reclassify the loss of $624,554 to additional paid in capital. The gain/(loss) on sale of subsidiary stock for the year ended June 30, 1999 has been restated by $1,703,748 to record a loss on dilution in Lifestyle which was not recorded in the prior year.

                -------------------------------------------------------------
                                                     Previously
                Earnings/(loss) per share - basic    Reported    Restated
                and diluted                                 $           $
                Year ending June 30, 1999
                -------------------------------------------------------------
                Net                                     (1,48)      (1,70)
                                                        ------      ------
                -------------------------------------------------------------
                                                     Previously
                Earnings/(loss) per share - basic    Reported    Restated
                and diluted                                 $           $
                Year ending June 30, 1998
                -------------------------------------------------------------
                Net                                      0,43        0,57
                                                         ----        ----
                -------------------------------------------------------------

     (ii) The Company previously disclosed that it would record a profit from the sale of Lifestyle. However, the impact of the accumulated foreign currency translation adjustments on the disposition of Lifestyle and the impairment of an intangible asset related to a restraint of trade agreement were not considered in computing this profit. When these are considered, a loss arises on disposition. Consequently the loss on disposition of discontinued operations and net loss for the year ended June 30, 2000 have been restated by $6,823,816. The balance sheet at 30 June 2000 and Note 8 have been restated with intangible assets reduced by $555,060. Earnings per share, the consolidated statement of stockholders equity and comprehensive income and Notes 15 and 16 relating to discontinued operations have also been restated to reflect this change. Earnings per share information, as previously reported and as restated is as follows:

                           SILVERSTAR HOLDINGS LIMITED
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                -------------------------------------------------------------
                                                     Previously
                Earnings/(loss) per share - basic    Reported    Restated
                and diluted                                 $           $

                Year ending June 30, 2000
                -------------------------------------------------------------
                Continuing operations                   (0,54)      (0,54)
                -------------------------------------------------------------
                Discontinued operations                 (3,52)      (4,39)
                                                        ------      ------
                -------------------------------------------------------------
                Net                                     (4,06)      (4,93)
                                                        ------      ------
                -------------------------------------------------------------

                Certain items in the prior year financial statements have been reclassified to conform to the current period presentation.

2.    SUMMARY OF ACCOUNTING POLICIES (continued)

     (n) Recently issued accounting standards In June 1998, the FASB adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognised currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivatives gains and losses to offset related results on the hedged item in the income statement and requires that the company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company believes that the future adoption of this statement will not have a significant impact on the results of operations or financial position of the Company.

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

                           SILVERSTAR HOLDINGS LIMITED
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.    ACQUISITIONS AND DISPOSALS

     The results of operations of these acquisitions are included in the consolidated financial statements from the date of acquisition. The costs of the acquisitions were allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed.

    ------------------------------------------------------------------------
                                                  Percentage     Purchase
                                                    Acquired  Consideration
    Subsidiary/business             Date acquired          %            $
    ------------------------------------------------------------------------
    Year ended June 30, 1999
    ------------------------------------------------------------------------
    LPI, Ltd                        January 1,  1999       81     2,868,932
                                                                  ---------
    ------------------------------------------------------------------------
    Year ended June 30, 1998
    ------------------------------------------------------------------------
    Fifers Bakery (Pty) Ltd         July 1, 1997          67    2,294,851
    ------------------------------------------------------------------------
    Pacforce (Pty) Ltd              October 1, 1997      100      618,507
    ------------------------------------------------------------------------
    Galactex (Pty) Ltd              October 1, 1997       84    3,656,646
    ------------------------------------------------------------------------
    Republic Umbrella (Pty) Ltd     October 1, 1997       84    6,512,598
    ------------------------------------------------------------------------
    S.A. Leisure (Pty) Ltd          October 1, 1997       84    8,650,968
    ------------------------------------------------------------------------
    Tradewinds Parasol (Pty) Ltd    March 1, 1998         84    1,229,857
    ------------------------------------------------------------------------
    Cocam Foods (Pty) Ltd           June 1, 1998          67       615,133
                                                              ------------
    ------------------------------------------------------------------------
                                                                23,578,560
    ------------------------------------------------------------------------
    ------------------------------------------------------------------------
                                                    Year ended  Year ended
                                                     June 30,    June 30,
                                                         1999        1998
                                                            $           $
     ------------------------------------------------------------------------
    Acquisition costs
     ------------------------------------------------------------------------
         Stock issued in lieu of cash                       -   1,686,730
    ------------------------------------------------------------------------
         Minority contribution to business acquired         -   3,663,102
    ------------------------------------------------------------------------
         Cash consideration                         2,868,932   18,228,728
                                                    ---------   ----------
    ------------------------------------------------------------------------
                                                    2,868,932   23,578,560
    ------------------------------------------------------------------------
    Net assets acquired
    ------------------------------------------------------------------------
         Cash and cash equivalents                    430,556     347,052
    ------------------------------------------------------------------------
         Current assets                               226,907   18,052,553
    ------------------------------------------------------------------------
         Property, plant and equipment                307,168   11,979,546
    ------------------------------------------------------------------------
         Other assets                                       -   5,171,794
    ------------------------------------------------------------------------
         Intangibles                                11,416,020    3,088,954
                                                    ----------  -----------
    ------------------------------------------------------------------------
              Total assets                          12,380,651  38,639,899
                                                    ----------  ----------
    ------------------------------------------------------------------------
         Current liabilities                          828,938   10,514,165
    ------------------------------------------------------------------------
         Long-term debt                             8,682,781   4,494,195
    ------------------------------------------------------------------------
         Deferred income taxes
                                                            -      52,979
    ------------------------------------------------------------------------
          Total liabilities                         9,511,719   15,061,339
                                                    ---------   ----------
    ------------------------------------------------------------------------
                                                    2,868,932   23,578,560
    ------------------------------------------------------------------------

     The Company is required to make additional payments to the former owners based on a multiple of pre-tax earnings. These payments are to be made by the issue of stock and cash.

                           SILVERSTAR HOLDINGS LIMITED
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.    ACQUISITIONS AND DISPOSALS (continued)

     Additional purchase price payments made during the current year total $1,154,296. This amount was allocated as follows:

    ------------------------------------------------------------------------
                                        Year ended  Year ended  Year ended
                                         June 30,    June 30,    June 30,
                                             2000        1999        1998
                                                $           $           $
    ------------------------------------------------------------------------
    Goodwill                              447,507     649,610     2,169,332
    ------------------------------------------------------------------------
    Recipes                               706,789     603,509     1,900,935
    ------------------------------------------------------------------------
    Trademarks                                      2,303,807     1,340,361
                                        ---------------------     ---------
                                                -
    ------------------------------------------------------------------------
                                        1,154,296   3,556,926     5,410,628
                                        ---------   ---------     ---------
    ------------------------------------------------------------------------

     These additional purchase price payments were made and are to be made as follows:

    ------------------------------------------------------------------------
                                        Year ended  Year ended  Year ended
                                         June 30,    June 30,    June 30,
                                             2000        1999        1998
                                                $           $           $
    ------------------------------------------------------------------------
    Cash                                  586,589   2,523,311   4,183,439
    ------------------------------------------------------------------------
    Shares issued in lieu of cash          567,707  1,033,615   1,227,189
                                        ----------  ---------   ---------
    ------------------------------------------------------------------------
                                        1,154,296   3,556,926   5,410,628
                                        ---------   ---------   ---------
    ------------------------------------------------------------------------

4.    ACCOUNTS RECEIVABLE

      Accounts receivable consists of the following:

    ------------------------------------------------------------------------
                                                     June 30,    June 30,
                                                         2000        1999
                                                            $           $
    ------------------------------------------------------------------------
    Accounts receivable                             11,034,417   13,388,561
    ------------------------------------------------------------------------
    Less: Allowances for bad debts                    (426,220)    (443,172)
                                                    ----------   ----------
    ------------------------------------------------------------------------
                                                    10,608,197   12,945,389
                                                    ----------   ----------
    ------------------------------------------------------------------------

5.    INVENTORIES

      Inventories consist of the following:

    ------------------------------------------------------------------------
                                                     June 30,    June 30,
                                                         2000        1999
                                                            $           $
    ------------------------------------------------------------------------
    Finished goods                                  5,147,642   4,515,138
    ------------------------------------------------------------------------
    Work in progress                                  358,890     587,544
    ------------------------------------------------------------------------
    Raw materials and ingredients                   2,701,284   2,983,298
    ------------------------------------------------------------------------
    Supplies                                        1,179,041   1,066,595
                                                    ---------   ---------
    ------------------------------------------------------------------------
                                                    9,386,857   9,152,575
    ------------------------------------------------------------------------

                           SILVERSTAR HOLDINGS LIMITED
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following:

    ------------------------------------------------------------------------
                                                     June 30,    June 30,
                                                         2000        1999
                                                            $           $
    ------------------------------------------------------------------------
    Land and buildings                              2,174,364   2,028,094
    ------------------------------------------------------------------------
    Leasehold improvements                          1,265,657   1,203,152
    ------------------------------------------------------------------------
    Plant and equipment                             23,721,346  24,570,108
    ------------------------------------------------------------------------
    Motor vehicles                                  2,325,005   2,508,450
    ------------------------------------------------------------------------
    Construction in progress                            558,416   467,595
                                                    -----------   -------
    ------------------------------------------------------------------------
                                                    30,044,788  30,777,399
    ------------------------------------------------------------------------
    Less: accumulated depreciation                  (11,829,592)(11,488,982)
                                                    ------------------------
    ------------------------------------------------------------------------
    Property, plant and equipment, net               18,215,196 19,288,417
                                                    =========== ==========
    ------------------------------------------------------------------------

     Depreciation expense was $2,906,643, $2,510,953 and $2,485,838 for the years ended June 30, 2000, 1999 and 1998 respectively. Included in this depreciation expense was $2,900,153, $2,506,667 and $2,480,194 of the discontinued operations.

7.    INVESTMENTS IN AFFILIATES

     A summary of the impact of these investments on the consolidated financial statements is presented below:
    ------------------------------------------------------------------------
                                        Effective    June 30,    June 30,
                                        Percentage       2000        1999
                                        Ownership           $           $
    ------------------------------------------------------------------------
    Investments in and receivables
    from unconsolidated affiliates
    ------------------------------------------------------------------------
         HotelSupplyGroup. Com                 51%    183,134           -
    ------------------------------------------------------------------------
         Magnolia Broadband                    48%  1,076,338           -
    ------------------------------------------------------------------------
          Hall Lifestyle Products              50%     24,463           -
                                                       ------     -------
    ------------------------------------------------------------------------
                                                    1,283,935           -
                                                    ---------     -------
    ------------------------------------------------------------------------
    ------------------------------------------------------------------------
    Share of losses of unconsolidated affiliates:
    ------------------------------------------------------------------------
         HotelSupplyGroup. Com                 51%    (37,223)          -
    ------------------------------------------------------------------------
         Magnolia Broadband                    48%   (123,662)          -
                                                     ---------    -------
    ------------------------------------------------------------------------
                                                     (160,885)          -
                                                     ---------    -------
    ------------------------------------------------------------------------

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

                           SILVERSTAR HOLDINGS LIMITED
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.    INVESTMENTS IN AFFILIATES (continued)

     On February 21, 2000, the Company organized a new company, Hall Lifestyle Products (Pty) Ltd ("HLP") and entered into a joint venture agreement with HL Hall & Sons (Group Services) (Pty) Ltd ("Hall"), whereby each venturer injected an equal sum of R275,000 into a newly formed entity. The Company and Hall each own 50% of HLP with equal voting rights.

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

8.    INTANGIBLE ASSETS

     Intangible assets consist of the following:

    ------------------------------------------------------------------------
                                                     June 30,    June 30,
                                                         2000        1999
                                                                 Restated
                                                            $           $
    ------------------------------------------------------------------------
    Goodwill                                        5,596,624   15,802,699
    ------------------------------------------------------------------------
    Patents and Trademarks                          5,366,800   6,083,062
    ------------------------------------------------------------------------
    Recipes and other intellectual property         11,590,790  12,451,747
    ------------------------------------------------------------------------
    Non-competition agreements                              -   1,480,465
                                                    ----------  ---------
    ------------------------------------------------------------------------
                                                    22,554,214  35,817,973
    ------------------------------------------------------------------------
    Less: accumulated amortisation                  (2,424,095) (2,082,040)
                                                    ----------- -----------
    ------------------------------------------------------------------------
    Intangible assets, net                          20,130,119  33,735,933
                                                    ==========  ==========
    ------------------------------------------------------------------------

     Amortisation expense was $2,934,686, $1,613,206 and $1,152,831 for the years ended June 30, 2000, 1999 and 1998 respectively. Included in the amortisation expense was $2,203,967, $1,209,253 and $881,444 of the discontinued operations.

                           SILVERSTAR HOLDINGS LIMITED
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.    DEBT

     Debt consists of the following:
    ------------------------------------------------------------------------
                                                     June 30,    June 30,
                                                         2000        1999
                                                            $           $
    ------------------------------------------------------------------------
    Long term debt
    ------------------------------------------------------------------------
    9% convertible debentures                               -   4,495,000
    ------------------------------------------------------------------------
    Increasing rate convertible debentures          12,000,000  15,000,000
    ------------------------------------------------------------------------
    Debenture redemption reserve fund               2,025,000   1,406,250
    ------------------------------------------------------------------------
    Mortgage loans                                    373,333     489,503
    ------------------------------------------------------------------------
    Equipment notes                                 2,164,047   3,623,319
    ------------------------------------------------------------------------
    Deferred purchase consideration                 1,016,542   1,672,607
    ------------------------------------------------------------------------
    Interest free notes                                     -   10,000,000
                                                    ---------   ----------
    ------------------------------------------------------------------------
                                                    17,578,922  36,686,679
    ------------------------------------------------------------------------
          Less: current portion                     (2,105,153) (3,088,435)
                                                    ----------- -----------
    ------------------------------------------------------------------------
                                                    15,473,769  33,598,244
    ------------------------------------------------------------------------

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

                           SILVERSTAR HOLDINGS LIMITED
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

                           SILVERSTAR HOLDINGS LIMITED
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

   Aggregate annual maturities of long-term debt at June 30, 2000 were as follows:

    ------------------------------------------------------------------------
                                                                        $
    ------------------------------------------------------------------------
    2001                                                         2,105,153
    ------------------------------------------------------------------------
    2002                                                        14,869,725
    ------------------------------------------------------------------------
    2003                                                           366,994
    ------------------------------------------------------------------------
    2004                                                            93,183
    ------------------------------------------------------------------------
    2005                                                           143,867
                                                                -----------
    ------------------------------------------------------------------------
                                                                17,578,922
    ------------------------------------------------------------------------

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

                           SILVERSTAR HOLDINGS LIMITED
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

     The gain/(loss) on disposal and dilution recognised in the consolidated statements of operations is made up as follows:

    ------------------------------------------------------------------------
                                        Year ended  Year ended  Year ended
                                         June 30,    June 30,    June 30,
                                             2000        1999        1998
                                                     Restated
                                                $           $           $
    ------------------------------------------------------------------------
    Proceeds received                     421,400   5,712,671   4,358,027
    ------------------------------------------------------------------------
    Less: Net carrying  value of shares
    of First                             (317,895)  (5,097,527) (1,749,193)
                                         ---------  ----------- -----------
    Lifestyle Holdings Limited
    ------------------------------------------------------------------------
                                          103,505       615,144 2,608,834
                                         --------   ----------- ---------
    ------------------------------------------------------------------------
    Loss on dilution in First
    Lifestyle Holdings Limited                  -    (1,419,294)        -
                                         ---------  ----------- -----------
    ------------------------------------------------------------------------
                                          103,505    (804,150)  2,608,834
                                         ---------  ----------- -----------
    ------------------------------------------------------------------------

                           SILVERSTAR HOLDINGS LIMITED
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.   INCOME TAXES

      The provision for income taxes charged to operations was as follows:

    ------------------------------------------------------------------------
                                        Year ended  Year ended  Year ended
                                         June 30,    June 30,    June 30,
                                             2000        1999        1998
                                                $           $           $
    ------------------------------------------------------------------------
    Current:
    ------------------------------------------------------------------------
          Normal taxation                     619       1,219           -
                                              ---       -----    --------
    ------------------------------------------------------------------------
    Provision for taxes on income             619       1,219           -
                                              ===       =====    ========
    ------------------------------------------------------------------------

     The Company is a Bermuda registered corporation where there are no tax laws applicable.

     FSAH, a South African registered corporation, incurred a tax charge of $619 in the current fiscal year, relating to prior year underprovisions.

     First South Africa Management Corp., an American registered corporation, incurred a normal taxation charge of $1,219 in 1999.

   Net deferred tax liabilities is comprised of the following:

    ------------------------------------------------------------------------
                                                     June 30,    June 30,
                                                         2000        1999
                                                                 Restated
                                                            $           $
    ------------------------------------------------------------------------
    Accruals and prepaid expenditure                  203,313     (42,125)
    ------------------------------------------------------------------------
    Assessable losses                                 694,967       582,009
                                                    ---------   -----------
    ------------------------------------------------------------------------
                Gross deferred tax assets              898,280      539,884
                                                    ----------  -----------
    ------------------------------------------------------------------------
    Property, plant and equipment and intangibles   (4,402,038) (3,722,971)
                                                    ----------- -----------
    ------------------------------------------------------------------------
                Gross deferred tax liabilities      (4,402,038) (3,722,971)
                                                    ----------- -----------
    ------------------------------------------------------------------------
    Net deferred tax liability                      (3,503,758) (3,183,087)
                                                    =========== ===========
    ------------------------------------------------------------------------

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

                           SILVERSTAR HOLDINGS LIMITED
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.   DISCONTINUED OPERATIONS (continued)

     The following summarizes the remaining assets and liabilities of the Lifestyle segment that are included n the accompanying consolidated balance sheet at June 30, 2000.

    ------------------------------------------------------------------------
                                                                  June 30,
                                                                     2000
                                                                        $
    ------------------------------------------------------------------------
    ASSETS
    ------------------------------------------------------------------------
    Cash and cash equivalents                                   18,106,098
    ------------------------------------------------------------------------
    Accounts receivable, net                                    10,608,197
    ------------------------------------------------------------------------
    Inventories                                                 9,386,857
    ------------------------------------------------------------------------
    Prepaid expenses and other current assets                   1,528,667
    ------------------------------------------------------------------------
    Deferred income taxes                                           905,533
                                                                -----------
    ------------------------------------------------------------------------
          Total current assets                                  40,535,352
    ------------------------------------------------------------------------
    Property, plant and equipment, net                          18,194,926
    ------------------------------------------------------------------------
    Intangible assets, net                                      18,246,771
    ------------------------------------------------------------------------
    Other assets                                                    55,826
                                                                ----------
    ------------------------------------------------------------------------
                                                                77,032,875
                                                                ----------
    ------------------------------------------------------------------------
    LIABILITIES
    ------------------------------------------------------------------------
    Bank overdraft                                                568,908
    ------------------------------------------------------------------------
    Current portion of long term debt                           1,088,611
    ------------------------------------------------------------------------
    Accounts payable                                            8,291,996
    ------------------------------------------------------------------------
    Other provisions and accruals                               4,257,016
    ------------------------------------------------------------------------
    Dividends payable                                                  87
    ------------------------------------------------------------------------
    Income taxes payable                                          676,003
    ------------------------------------------------------------------------
    Other taxes payable                                           303,812
                                                              -----------
    ------------------------------------------------------------------------
          Total current liabilities                            15,186,433
    ------------------------------------------------------------------------
    Long term debt                                              1,448,769
    ------------------------------------------------------------------------
    Deferred income taxes                                       4,409,291
                                                              -----------
    ------------------------------------------------------------------------
                                                               21,044,493
    ------------------------------------------------------------------------
                                                               55,988,382
    ------------------------------------------------------------------------
     The following summarizes   the   operating   results   of  the   Lifestyle
        discontinued operation:
    ------------------------------------------------------------------------
                                        Year ended  Year ended  Year ended
                                         June 30,    June 30,    June 30,
                                             2000        1999        1998
                                         Restated
                                                $           $           $
    ------------------------------------------------------------------------
    Revenue                             93,292,006  84,944,309  82,759,698
                                        ----------  ----------  ----------
    ------------------------------------------------------------------------
    Operating income                    6,471,842   7,024,057   9,431,814
                                        ---------   ---------   ---------
    ------------------------------------------------------------------------
    Net income, net of minority
    interest of $3,479,293,
    $3,010,194 and $1,704,391           3,188,161   3,685,334   5,566,104
                                        ---------   ---------   ---------
    ------------------------------------------------------------------------
    Provision for loss on disposal      6,823,816             -          -
                                        ---------   ----------- ----------
    ------------------------------------------------------------------------

     Due to historical currency translation adjustments and the impairment of an intangible asset related to a restraint of trade agreement the company anticipates making a loss on disposal of $6,823,816, after adjusting for expenses incurred and provision raised relating to the disposal process.

                           SILVERSTAR HOLDINGS LIMITED
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

     The following summarizes the remaining assets and liabilities of the LPI segment which are included in the accompanying consolidated balance sheet at June 30, 2000:

    ------------------------------------------------------------------------
                                                    Provision
                                         June 30,   for losses   June 30,
                                             2000    disposal        2000
                                                $           $           $
    ------------------------------------------------------------------------
    ASSETS
    ------------------------------------------------------------------------
    Cash and cash equivalents           4,641,539               4,641,539
    ------------------------------------------------------------------------
    Accounts receivable, net              304,741    (304,741)          -
    ------------------------------------------------------------------------
    Prepaid expenses and other current  25,727,155  (25,727,155)        -
    assets                              ----------  ------------ ---------
    ------------------------------------------------------------------------
          Total current assets          30,673,435  (26,031,896)4,641,539
    ------------------------------------------------------------------------
    Property, plant and equipment, net  1,571,009   (1,571,009)         -
    ------------------------------------------------------------------------
    Intangibles, net                    11,336,630  (11,336,630)        -
                                        ----------  ------------ --------
    ------------------------------------------------------------------------
                                        43,581,074  (38,939,535)4,641,539
    ------------------------------------------------------------------------
    LIABILITIES
    ------------------------------------------------------------------------
    Bank overdraft                          1,510      (1,510)          -
    ------------------------------------------------------------------------
    Accounts payable                    6,864,781   (2,223,242) 4,641,539
    ------------------------------------------------------------------------
    Other provisions and payables       1,004,239   (1,004,239)         -
                                        ---------   ----------  ---------
    ------------------------------------------------------------------------
          Total current liabilities     7,870,530   (3,228,991) 4,641,539
    ------------------------------------------------------------------------
    Long term debt                        4,155,561 (4,155,561)         -
                                        ---------   ----------  ---------
    ------------------------------------------------------------------------
                                        12,026,091  (7,384,552) 4,641,539
    ------------------------------------------------------------------------
    Minority interest                   2,547,488   (2,547,488)         -
    ------------------------------------------------------------------------
    Preference share capital            13,333,333  (13,333,333)        -
                                        ---------   ----------  ---------
    ------------------------------------------------------------------------
                                        27,906,912  (23,265,373)4,641,539
                                        ----------  ----------- ---------
    ------------------------------------------------------------------------
                                        15,674,162  (15,674,162)        -
                                        ----------  ----------- ---------
    ------------------------------------------------------------------------

     The following summarizes the operating results of the LPI segment:

    ------------------------------------------------------------------------
                                                    Year ended  Year ended
                                                     June 30,    June 30,
                                                         2000        1999
                                                            $           $
    ------------------------------------------------------------------------
    Revenue                                           546,942     164,486
                                                      -------     -------
    ------------------------------------------------------------------------
    Operating loss                                  (30,124,852)(6,231,845)
                                                    -----------  ----------
    ------------------------------------------------------------------------
    Net loss, net of minority interest of           (15,119,447)(6,167,662)
    $14,598,890 and $nil                            -----------  ----------
    ------------------------------------------------------------------------

                           SILVERSTAR HOLDINGS LIMITED
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

   The following summarizes the operating results of the industrial and packaging business segments:

    ------------------------------------------------------------------------
                                                    Year ended  Year ended
                                                      June 30,    June 30,
                                                          1999        1998
                                                             $           $
    ------------------------------------------------------------------------
    Revenue                                         18,492,864  30,648,652
                                                    ----------  ----------
    ------------------------------------------------------------------------
    Operating loss                                    (695,700) (1,371,879)
                                                    ----------- -----------
    ------------------------------------------------------------------------
    Net loss                                        (1,458,991) (2,178,473)
                                                    ----------- -----------
    ------------------------------------------------------------------------
    Loss on disposal of discontinued operations       (612,858)          -
    ------------------------------------------------------------------------
    Write off of development costs incurred on
    Processed food pie business                       (362,090)          -
                                                    -----------  ----------
    ------------------------------------------------------------------------
                                                      (974,948)          -
                                                      ---------  ---------
    ------------------------------------------------------------------------
    Net loss on discontinued operations             (2,433,939) (2,178,473)
                                                    =========== ===========
    ------------------------------------------------------------------------
      The Company disposed of the following subsidiaries:
    ---------------------------------------------------------------------------
                                                               Proceeds on
                                                                  Disposal
    Subsidiary/business                           Date disposed         $
    ------------------------------------------------------------------------
    Industrial manufacturing segment
    ------------------------------------------------------------------------
          Humidair (Pty) Ltd                       July 1, 1998    58,824
    ------------------------------------------------------------------------
          First Strut (Pty) Ltd                December 1, 1998         -
    ------------------------------------------------------------------------
          Europair Africa (Pty) Ltd               March 1, 1999         -
    ------------------------------------------------------------------------
          LS Pressings (Pty) Ltd                    May 1, 1999   495,050
    ------------------------------------------------------------------------
    Packaging segment
    ------------------------------------------------------------------------
          Pakmatic Company (Pty) Ltd              April 1, 1999         -
    ------------------------------------------------------------------------
          Starpak (Pty) Ltd                       April 1, 1999         -
    ------------------------------------------------------------------------
          Pacforce (Pty) Ltd - cessation of       June 30, 1999         -
    operations
    ------------------------------------------------------------------------
    Total disposal consideration                                  553,874
                                                                  -------
    ------------------------------------------------------------------------

                           SILVERSTAR HOLDINGS LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.      DISCONTINUED OPERATIONS (continued)

     Where no disposal proceeds are recorded, the liabilities generally exceeded the assets of the company concerned, with the exception of Europair Africa and Pakmatic Company, where the vendors were required to repay shareholders' loans back to the Company.

    ------------------------------------------------------------------------
                                                                          $
    ------------------------------------------------------------------------
    Assets and liabilities disposed of:
    ------------------------------------------------------------------------
          Current assets (including cash of $462,156)             8,983,186
    ------------------------------------------------------------------------
          Property, plant and equipment                           3,149,176
    ------------------------------------------------------------------------
          Goodwill                                                  901,340
    ------------------------------------------------------------------------
          Other assets                                              124,057
    ------------------------------------------------------------------------
    Total assets sold                                            13,157,759
                                                                 ----------
    ------------------------------------------------------------------------
          Current liabilities                                   (11,510,761)
    ------------------------------------------------------------------------
          Long term debt                                         (1,839,722)
    ------------------------------------------------------------------------
          Deferred taxes                                            (19,351)
    ------------------------------------------------------------------------
          Other liabilities                                          (1,205)
    ------------------------------------------------------------------------
    Total liabilities sold                                      (13,371,039)
                                                                ------------
    ------------------------------------------------------------------------
                                                                   (213,280)
    ------------------------------------------------------------------------

16.   CASH FLOWS

     The changes in assets and liabilities consist of the following:

    ------------------------------------------------------------------------
                                        Year ended  Year ended  Year ended
                                         June 30,    June 30,    June 30,
                                             2000        1999        1998
                                                $           $           $
    ------------------------------------------------------------------------
    (Increase)/decrease in accounts      (837,497)  (1,609,848) 1,251,842
    receivable
    ------------------------------------------------------------------------
    (Increase)/decrease in inventories  (1,415,494) (1,257,940)  (956,318)
    ------------------------------------------------------------------------
    Increase in prepaid expenses and
    other current                       (2,245,402) (3,758,667)  (169,887)
    Assets
    ------------------------------------------------------------------------
    Increase/(decrease) in accounts     7,259,517   2,141,313    (894,445)
    payable
    ------------------------------------------------------------------------
    Increase in other provisions and    1,703,222   5,398,166           -
    accruals
    ------------------------------------------------------------------------
    Increase in other taxes payable      (202,532)      8,483     676,319
    ------------------------------------------------------------------------
    (Decrease)/increase in income
    taxes payable                        (423,369)   (380,001)    513,573
                                         --------    --------     -------
    ------------------------------------------------------------------------
                                        3,838,445     541,506     421,084
                                        =========   =========     =======
    ------------------------------------------------------------------------

                           SILVERSTAR HOLDINGS LIMITED
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.   CASH FLOWS (continued)

    ------------------------------------------------------------------------
                                        Year ended  Year ended  Year ended
                                         June 30,    June 30,    June 30,
                                             2000        1999        1998
                                         Restated
                                                $           $           $
    ------------------------------------------------------------------------
    Dividends paid is reconciled to
    the cash flow as follows:
    ------------------------------------------------------------------------
    Movement in opening and closing     (1,572,434) 1,315,222           -
    balances
    ------------------------------------------------------------------------
    Minority dividend movements           379,193   (1,103,450)         -
    ------------------------------------------------------------------------
    Dividend charge                      (149,755)   (495,991)          -
                                         --------    --------    ----------
    ------------------------------------------------------------------------
    Dividend paid                       (1,342,996)  (284,219)          -
                                        ----------- ----------   -----------
    ------------------------------------------------------------------------
    Net cash provided by/(used in)
    discontinued operations consists
    of the following:
    ------------------------------------------------------------------------
    Net income/(loss) of discontinued   (34,429,264)(4,916,267) 3,387,631
    operations:
    ------------------------------------------------------------------------
    Provision for losses on             22,497,978          -           -
    discontinuance
    ------------------------------------------------------------------------
    Depreciation and amortisation       4,549,060   3,715,552   3,361,638
    ------------------------------------------------------------------------
    Minority share of (losses)/gains  (11,119,597)  3,010,194   1,704,922
    ------------------------------------------------------------------------
    Interest in losses of affiliates       23,111           -
    ------------------------------------------------------------------------
    Shares to be issued                 3,446,633           -           -
    ------------------------------------------------------------------------
    Loss on sale of shares                      -    (767,262)          -
    ------------------------------------------------------------------------
                                      (15,032,079)  1,042,217   8,454,191
    ------------------------------------------------------------------------

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

     The Company's contribution to these health plans was as follows:

    ------------------------------------------------------------------------
                                        Year ended  Year ended  Year ended
                                         June 30,    June 30,    June 30,
                                             2000        1999        1998
                                                $    Restated    Restated
                                                            $           $
    ------------------------------------------------------------------------
                                            6,927           -           -
                                            -----   ---------   ---------
    ------------------------------------------------------------------------

                           SILVERSTAR HOLDINGS LIMITED
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

                           SILVERSTAR HOLDINGS LIMITED
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     Option activity under the stock option plans is summarised as follows:

    ------------------------------------------------------------------------
                                                       Shares     Weighted
                                                    Subject to     Average
                                                      Options     Exercise
                                                    Outstanding     price
                                                                 Per option
    ------------------------------------------------------------------------
    Balance at July 1, 1997                           395,000         3,78
    ------------------------------------------------------------------------
    Granted - non plan options                        500,000         4,75
    ------------------------------------------------------------------------
    Granted - plan options                             40,000         5,00
    ------------------------------------------------------------------------
    Exercised - plan options                          (10,000)        4,38
                                                     ---------
    ------------------------------------------------------------------------
    Balance at June 30, 1998                          925,000         4,40
    ------------------------------------------------------------------------
    Granted - plan options                            135,000         2,75
    ------------------------------------------------------------------------
    Exercised                                         (20,000)       5,19
                                                    -----------
    ------------------------------------------------------------------------
    Balance at June 30, 1999                        1,040,000         4,21
    ------------------------------------------------------------------------
    ------------------------------------------------------------------------
    Granted - non plan options                        600,000         4,88
    ------------------------------------------------------------------------
    ------------------------------------------------------------------------
    Granted - plan options                             60,000         3,76
    ------------------------------------------------------------------------
    ------------------------------------------------------------------------
    Exercised - non plan options                     (100,000)        2,00
    ------------------------------------------------------------------------
    ------------------------------------------------------------------------
    Exercised - plan options                          (80,000)        4,75
                                                     ---------
    ------------------------------------------------------------------------
    ------------------------------------------------------------------------
    Balance at June 30, 2000                        1,520,000         4,54
                                                    ---------
    ------------------------------------------------------------------------

19.   STOCK OPTION PLAN (continued)

     Significant option groups outstanding at June 30, 2000 and related weighted average exercise price and weighted average remaining life are as follows:

    ------------------------------------------------------------------------
                  Options outstanding     Options exercisable
    ------------------------------------------------------------------------
    Range of                  Weighted               Weighted      Weighted
    exercise                   Average                Average       Average
    prices                    Exercise               Exercise     Remaining
                    Shares       Price     Shares       Price          Life
    ------------------------------------------------------------------------
    ------------------------------------------------------------------------
                                                                  7 Years 4
    $1,00 to       165,000        1,81    165,000        1,81        months
    $2,19
    ------------------------------------------------------------------------
    $3,75 to                                                      8 Years 3
    $4,875       1,075,000        4,81    435,000        4,72        months
    ------------------------------------------------------------------------
    $5,00 to         280,000      5,13    280,000        5,13       5 Years
    $6,00        -----------      ----    -------        ----
    ------------------------------------------------------------------------
                  1,520,000       4,54    880,000        4,30
                 ----------       ----    -------        ----
    ------------------------------------------------------------------------

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

     Had the Company used the fair value-based method of accounting to measure compensation expense for it stock option plans beginning in 1997 and charged compensation cost against income, over the vesting periods, based on the fair value of options at the date of the grant, income from continuing operations and the related diluted per common share amounts for 1999, 1998 and 1997 would have been reduced to the following proforma amounts:

    ------------------------------------------------------------------------
                                             2000        1999        1998
                                                     Restated    Restated
                                                $           $           $
                                                                ------------
    ------------------------------------------------------------------------
    Net income/(loss) from continuing
    operations
                                                                ------------
    ------------------------------------------------------------------------
          As reported                   (4,233,222) (6,210,195)  (615,740)
                                                                ------------
    ------------------------------------------------------------------------
                Proforma                (6,809,446) (7,895,108) (3,683,094)
                                                                ------------
    ------------------------------------------------------------------------
    Basic and diluted (loss)/income
    per common share
    ------------------------------------------------------------------------
          As reported                      ($0,54)     ($0,95)     ($0,10)
    ------------------------------------------------------------------------
                Proforma                   ($0,86)     ($1,21)     ($0,57)
    ------------------------------------------------------------------------

     The weighted average grant date fair value of options granted in 2000, 1999 and 1998 and the significant assumptions used in determining the underlying fair value of each option grant on the date of the grant utilizing the Black Scholes option pricing model were as follows:

    ------------------------------------------------------------------------
                                               2000        1999        1998
    ------------------------------------------------------------------------
    Weighted average grant-date fair
    value of options                          $4,07       $4,51       $6,82
    Granted
    ------------------------------------------------------------------------
    Assumptions:
    ------------------------------------------------------------------------
                Risk free interest rate      14,96%      14,96%       14,0%
    ------------------------------------------------------------------------
                Expected life               4 Years     5 Years     5 Years
    ------------------------------------------------------------------------
                Expected volatility         106.45%      108,6%       87,3%
    ------------------------------------------------------------------------
                Expected dividend yield        0,0%        0,0%        0,0%
    ------------------------------------------------------------------------

                           SILVERSTAR HOLDINGS LIMITED
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

      Warrants outstanding at June 30, 2000 were as follows:

    ------------------------------------------------------------------------
                      Number of   Exercise
    Warrant            Warrants      Price   Expiry date Entitlement
    ------------------------------------------------------------------------
    Class A                                              One share of common
    Redeemable                               January 24, stock and one
    Warrants          1,015,938      $6,50        2001   Class B
                                                         warrant
    ------------------------------------------------------------------------
    Class B
    Redeemable                               January 24, One share of common
    Warrants          2,101,547      $8,75        2001   Stock
    ------------------------------------------------------------------------
                                              July 31,   One share of common
    Debenture warrants  110,000      $6,00        2007   Stock
    ------------------------------------------------------------------------
    Capital raising                                      One share of common
    Warrants            150,000      $6,00               Stock
    ------------------------------------------------------------------------
                                                         One share of common
    Infospace warrants  240,000      $0,01               Stock
    ------------------------------------------------------------------------

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

                           SILVERSTAR HOLDINGS LIMITED
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

                           SILVERSTAR HOLDINGS LIMITED
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

    ------------------------------------------------------------------------
                                        Quarters ended
    ------------------------------------------------------------------------
                                        September    December       March
                                              30,         31,         31,
                                             1999        1999        2000
                                                $           $           $
    ------------------------------------------------------------------------
    Revenues                            22,721,938  30,055,350  21,100,519
                                        ----------  ----------  ----------
    ------------------------------------------------------------------------
    Operating income/(loss)             (1,687,277)  (864,056)  (7,618,889)
    ------------------------------------------------------------------------
    Net income/(loss)                   (2,980,397) (2,163,504) (4,623,494)
    ------------------------------------------------------------------------
    ------------------------------------------------------------------------
    Net income/(loss) per share -          ($,047)     ($0,30)     ($0,51)
    basic and diluted
    ------------------------------------------------------------------------
    Weighted average common stock
    outstanding -                       6,377,981   7,153,185   9,002,398
    Basic and diluted
    ------------------------------------------------------------------------

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Part III

Item 10.  Directors and Executive Officers

Directors and Executive Officers

      Our directors and our executive officers and the executive officers of our subsidiaries, their ages and present position are as follows:

             Name               Age                     Positions
    ----------------------------------------------------------------------------
    Michael Levy...........     54      Chairman of the Board

    Clive Kabatznik........     44      Vice Chairman of the Board, Chief
                                        Executive Officer, President and Chief
                                        Financial Officer
    Cornelius J. Roodt.....     41      Director

    David BenDaniel........     68      Director

    Chris Matty............     32      Director

    Mark J. Korb...........     32      Chief Financial Officer of First South
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

                           Summary Compensation Table

                           Annual Compensation               Long Term Compensation
                          -----------------------           ------------------------
Name               Fiscal
Name and           Year                          Other                   Securities
Principal          Ended     Salary    Bonus     Annual      Restricted  Underlying
Position           June                          Compen-     Stock       Stock
                    30,                          sation      Awards      Options
----------------- -------- ---------- --------- ---------  ------------  -----------
                               $         $
Clive Kabatznik,    2000     230,000         0      ---         ---     255,000
President and       1999     180,000         0                            5,000
Chief Executive     1998     180,000   170,509                           255,000
Officer

Cornelius J.         2000   150,000        0                              5,000
Roodt, Managing      1999   150,000        0        ---         ---       5,000
Director and Chief   1998   150,000   170,509       ---         ---      255,000
Financial Officer
of First South
African Holdings
(Pty.) Ltd. and
First Lifestyle
Holdings Ltd.

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

      The options granted to Mr. Kabatznik and Mr. Roodt during fiscal year ended June 30, 1998 represent, in each case:

         o an option granted under our 1995 Stock Option Plan to purchase 5,000 shares of our common stock which is currently exercisable at an exercise price of $6.00 per share; and

Options Granted in Fiscal 2000

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

                                 Options Granted
                                 ---------------
                                Percent of                         Potential Realizable
                    Number of     Total       Per                    Value at Assumed
                    Securities      to       Share                        Annual
                    Underlying  Employees in Exercise Expiration   Rate of Stock Price
Name                Options     Fiscal Year  Price       Date           Appreciation
------------------  ----------  ------------ -------- ---------     For Option Term
                                                                        5%       10%
                                                                        -        --
Clive Kabatznik      250,000    49.00%       $4.875  August 15, 2010  $336,718  $744,059.00

Clive Kabatznik        5,000     1.00%       $5.125  May 1, 2005      $7080.00  $ 15,644.32

Cornelius J. Roodt     5,000     1.00%       $5.125  May 1, 2005      $7080.00  $ 15,644.32

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

                       Number of Securities    Value of Unexercised In
                            Underlying                the Money
                      Unexercised Options at      Options at Fiscal
                          Fiscal Year-End             Year-End
                       --------------------    -----------------------
Name of Executive   Exercisable Unexercisable  Exercisable   Unexercisable
Officer
-----------------   ----------- -------------  -----------   -------------

Clive Kabatznik           558,333     166,666       $5,300           $0

Cornelius J. Roodt        240,000           0      $92,800           $0

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

                              Amount and Nature of
                              --------------------
                              Beneficial Ownership (1)
                              ------------------------
                                                       Percentage  Percentage
                                                       ----------  ----------
                                        Class B            of      of Voting
                                        -------            --      ---------
       Name and Address of     Common    Common         Ownership    Power
       -------------------     ------    ------         ---------    -----
       Beneficial Shareholder  Stock     Stock (2)       (1)(3)     (1)(3)
       ----------------------  -----     ---------       ------     ------

       Michael Levy        63,333(4)  736,589(5)          8.58%      28.98%
       9511 West River
       Street
       Shiller Park, IL
       60176

       Clive Kabatznik     519,999(6)  190,000            7.26%      10.98%
       6100 Glades Road
       Suite 305
       Boca Raton, FL
       33434

       Cornelius J. Roodt  188,333(7)     0                2.0%       1.4%
       P.O. Box 4001
       Kempton Park
       South Africa

       BT Global Credit    1,263,157(8)   0               12.00%     8.94%
       Limited c/o
       Bankers Trust
       Luxembourg S.A.
       P.O. Box 807
       14 Boulevard F.D.
       Roosevelt
       L-2540 Luxembourg
       Luxembourg          354,334(9) 166,452(9)          5.62%      9.22%

       American Stock
       Transfer & Trust Company
       6201 15th Avenue
       Brooklyn, New York
       11219

                              Amount and Nature of
                              --------------------
                              Beneficial Ownership (1)
                              ------------------------
                                                       Percentage  Percentage
                                                       ----------  ----------
                                        Class B            of      of Voting
                                        -------            --      ---------
       Name and Address of     Common    Common         Ownership    Power
       -------------------     ------    ------         ---------    -----
       Beneficial Shareholder  Stock     Stock (2)       (1)(3)     (1)(3)
       ----------------------  -----     ---------       ------     ------

       UBS AG               1,379,310      0               14.89%     10.72%
       c/o Warburg Dillon
       Read
       677 Washington
       Boulevard
       Stamford,
       Connecticut 06901

       David BenDaniel      10,000(10)     0                 *          *
       6100 Glades Road
       Suite 305
       Boca Raton,
       Florida 33434

       Chris Matty          10,000(10)     0                 *          *
       6100 Glades Road
       Suite 305
       Boca Raton,
       Florida 33434

       All executive       791,665(11) 926,589            17.13%     39.74%
       officers and
       directors as a
       group (5 persons)
       *  Less than 1 %.

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

         4.7 Indenture dated October 29, 1997, between the Registrant and American Stock Transfer & Trust Company(3)
         4.8 Loan Note dated May 27, 1999 granted by Leisureplanet.com in favor of Twin Media (Proprietary) Limited
         10.1     Form  of  Escrow   Agreement   regarding  the  Earnout  Escrow
                  Shares(7)
         10.2     Form of FSAH Escrow Agreement(7)
         10.3 Form of First Amended and Restated Employment Agreement of Clive Kabatznik(7)
         10.4     Form of FSAM Management Agreement(7)
         10.5     Form of Consulting Agreement with Michael Levy(7)
         10.6     1995 Stock Option Plan(7)
         10.7     Pieman's Pantry Acquisition Agreement(4)
         10.8     Form of Astoria Acquisition Agreement(5)
         10.9     Form of Gull Foods Acquisition Agreement(6)
         10.10    Form of Employment Agreement of Cornelius Roodt(2)
         10.11    Agreement   dated   February  12,  1999  between  Twine  Media
                  (Proprietary) Limited, First South Africa Corp., Ltd. and Leisureplanet.com
         10.12    Form of Employment Agreement of Pierre Kleinhans
         11.1     Statement re: computation of (loss) earnings per share
         21.1     Subsidiaries of the Registrant
         23.1     Consent of Independent Certified Public Accountants(9)
         27.1     Financial Data Schedule

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

                                    LEISUREPLANET HOLDINGS, LTD.


                                    BY:  /s/ Clive Kabatznik
                                       ---------------------------------------
                                            Clive Kabatznik
                                            President

April 18, 2001