Form 10-Q/A
period 1999-09-30
SILVERSTAR HOLDINGS LTD
filed 2001-04-20
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A


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

                          LEISUREPLANET HOLDINGS, LTD.

           AMENDED FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999



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

            Unaudited Consolidated Statement of Changes in Stockholders Investment for the period June 30, 1999 to September 30, 1999

            Notes to the Unaudited Consolidated Financial Statements for the three months ended September 30, 1999 and 1998


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3      Quantitative and Qualitative Disclosures About Market Risk


PART II - OTHER INFORMATION

Item 6      Exhibits and Report on 10-K


SIGNATURES


                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

LEISURE PLANET HOLDINGS LIMITED
  Unaudited Consolidated Balance Sheets at September 30, 1999 and
  June 30, 1999                                                            F-1

  Unaudited   Consolidated   Statements  of  (Loss)/Income   and
  Comprehensive   (Loss)/Income   for  the  three  months  ended
  September 30, 1999 and 1998                                              F-2

  Unaudited Consolidated  Statements of Cash Flows for the three
  months ended September 30, 1999, 1998                                    F-3

  Unaudited  Consolidated  Statement of Changes in  Stockholders
  Investment for the period June 30, 1999 to September 30, 1999            F-4

  Notes to the Unaudited  Consolidated  Financial Statements for
  the three months ended September 30, 1999 and 1998                       F-5

                         PART I - FINANCIAL INFORMATION
ITEM 1.
                                                 LEISUREPLANET HOLDINGS, LTD.
                                            UNAUDITED CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------------
                                                          ASSETS
----------------------------------------------------------------------------------------------------------------------------
                                                                                        SEPTEMBER 30,         JUNE 30,
                                                                                            1999                1999
                                                                                              $                   $
----------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
     Cash on hand                                                                         17,535,700          20,813,301
     Trade accounts receivable                                                            16,647,752          13,388,561
     Less: Allowances for bad debts                                                         (461,644)           (443,172)
                                                                                        -------------        ------------
                                                                                           6,186,108          12,945,389
----------------------------------------------------------------------------------------------------------------------------
     Inventories (net)                                                                     9,600,855           9,152,575
     Prepaid expenses and other current assets                                             6,873,654           5,236,587
     Deferred income taxes                                                                         -             539,884
----------------------------------------------------------------------------------------------------------------------------
              TOTAL CURRENT ASSETS                                                        50,196,317          48,687,736
----------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment                                                             31,831,379          30,777,399
Less: Accumulated depreciation                                                           (12,444,665)        (11,488,982)
                                                                                     ----------------     ---------------
                                                                                          19,386,714          19,288,417
----------------------------------------------------------------------------------------------------------------------------
Intangible assets (net)                                                                   33,792,950          34,024,745
Deferred charges (net)                                                                       797,295             868,944
Other assets                                                                                  34,239              33,988
----------------------------------------------------------------------------------------------------------------------------
                                                                                         104,207,515         102,903,830
----------------------------------------------------------------------------------------------------------------------------
                                         LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
     Bank overdraft payable                                                                  842,522                   -
     Current portion of long term debt                                                     1,138,917           3,088,435
     Trade accounts payable                                                                9,502,029           9,058,811
     Other provisions and accruals                                                         6,112,556           4,618,283
     Dividends payable                                                                     1,885,672           1,870,959
     Other taxes payable                                                                     704,590             558,669
     Income taxes payable                                                                  1,582,608           1,214,292
----------------------------------------------------------------------------------------------------------------------------
              TOTAL CURRENT LIABILITIES                                                   21,768,894          20,409,449
----------------------------------------------------------------------------------------------------------------------------
Long term debt                                                                            34,881,504          33,598,244
Deferred income taxes                                                                      1,314,347           1,551,724
----------------------------------------------------------------------------------------------------------------------------
                                                                                          57,964,772          55,559,417
----------------------------------------------------------------------------------------------------------------------------
Minority stockholders investment                                                          32,792,810          32,198,314
----------------------------------------------------------------------------------------------------------------------------
FSAH mandatory redeemable preferred stock                                                  9,891,197           9,891,197
----------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS INVESTMENT
Capital stock:
     A class  common  stock,  $0.01 par value -  authorized  23,000,000  shares,
issued and outstanding 5,479,642 shares (1998: 5,383,142 shares)                              54,797              53,832

     B class common stock, $0.01 par value - authorized 2,000,000 shares, issued
and outstanding 946,589 shares (1998: 946,589 shares)                                          9,466               9,466

     FSAH B class common stock, R0,001 par value - authorized 10,000,000 shares,
issued and outstanding 2,550,466 shares (1998: 2,550,466 shares)                                 580                 580

     Preferred stock, $0.01 par value - authorized 5,000,000 shares, issued and
outstanding nil shares                                                                             -                   -

     Capital in excess of par                                                             23,683,409          22,971,261
----------------------------------------------------------------------------------------------------------------------------
Retained (loss)/earnings                                                                  (6,012,520)         (3,084,700)
----------------------------------------------------------------------------------------------------------------------------
                                                                                          17,735,732          19,950,439
----------------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustments                                                 (14,176,996)        (14,695,537)
----------------------------------------------------------------------------------------------------------------------------
                                                                                           3,558,736           5,254,902
----------------------------------------------------------------------------------------------------------------------------
                                                                                         104,207,515         102,903,830
----------------------------------------------------------------------------------------------------------------------------

                                         LEISUREPLANET HOLDINGS, LTD.

              UNAUDITED CONSOLIDATED STATEMENTS OF (LOSS)/INCOME AND COMPREHENSIVE (LOSS)/INCOME
                                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                      1999                 1998
                                                                                                                       RESTATED
                                                                                                         $                    $
--------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                                        22,721,938           19,257,120
                                                                                                ----------           ----------
--------------------------------------------------------------------------------------------------------------------------------
Operating expenses
     Cost of sales                                                                              15,167,513           11,932,582
     Selling, general and administrative costs                                                   7,869,049            5,511,726
     Amortization of intangibles                                                                   484,361              281,580
     Depreciation                                                                                  888,292              443,772
                                                                                                                        -------
                                                                                                24,409,215           18,169,660
--------------------------------------------------------------------------------------------------------------------------------
Operating income/(loss)                                                                        (1,687,277)            1,087,460
--------------------------------------------------------------------------------------------------------------------------------
Other income                                                                                       209,481               64,783
Interest (expense)/income                                                                        (210,760)              143,575
--------------------------------------------------------------------------------------------------------------------------------
(Loss)/income from consolidated companies before income taxes and minority
interests                                                                                      (1,688,556)            1,295,818
Provision for taxes on income                                                                    (661,413)            (494,396)
--------------------------------------------------------------------------------------------------------------------------------
(Loss)/income from continuing operations before minority interests                             (2,349,969)              801,422
Minority interest in consolidated subsidiary companies                                           (577,851)            (411,411)
--------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                                                (2,927,820)            (390,011)
Loss from discontinued operations                                                                       -           (1,506,150)
--------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                       (2,927,820)          (1,116,139)
Other comprehensive income:
     Foreign currency translation adjustments                                                      518,541              959,243
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                             (2,409,279)            (156,896)
                                                                                                                      =========
--------------------------------------------------------------------------------------------------------------------------------
Basic loss per share from continuing operations                                                    ($0,46)                $0,05
Basic loss per share from discontinued operations                                                       -                ($0,20)
--------------------------------------------------------------------------------------------------------------------------------
Total basic loss per share                                                                         ($0,46)               ($0,15)
--------------------------------------------------------------------------------------------------------------------------------
Diluted loss per share from continuing operations                                                * ($0,46)                $0,05
Diluted loss per share from discontinued operations                                                     -                ($0,20)
--------------------------------------------------------------------------------------------------------------------------------
Total diluted loss per share                                                                     * ($0,46)               ($0,15)
--------------------------------------------------------------------------------------------------------------------------------
*    Additional shares were not considered as the result would be anti-dilutive

                                         LEISUREPLANET HOLDINGS, LTD.

                  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED

---------------------------------------------------------------------------------------- ------------------ ------------------
                                                                                             SEPTEMBER 30,      SEPTEMBER 30,
                                                                                                      1999               1998
                                                                                                                     RESTATED
                                                                                                         $                  $
---------------------------------------------------------------------------------------- ------------------ ------------------
Cash flows from operating activities:
        Net loss                                                                               (2,927,820)        (1,116,139)
        Loss from discontinued operations                                                               -          1,506,150
                                                                                               -----------         ---------
        Loss from continuing operations                                                        (2,927,820)           390,011
        Adjustments  to  reconcile  loss  to net  cash  (utilized)/generated  by operating activities:
               Depreciation and amortization                                                    1,372,653            725,352
               Deferred income taxes                                                              291,726             11,108
               Net loss on sale of assets                                                          31,244                  -
               Net loss on sale of subsidiary                                                           -             15,408
               Net loss on debenture redemption                                                         -             94,259
               Net loss/(gain) on transactions with minorities in First Lifestyle
               Holdings Limited                                                                       424            (11,743)
               Effect of changes in current assets and current   liabilities                   (2,749,632)          (934,922)
               Non cash value of warrants issued                                                  479,205                  -
               Minority interest in consolidated subsidiary companies                             577,851            411,411
               Creation of debenture redemption reserve fund                                      281,250                  -
---------------------------------------------------------------------------------------- ------------------ ------------------
Net cash (utilized)/generated by continuing operating activities                               (2,643,099)            700,884
Net cash utilized by discontinued operations                                                            -            (854,049)
---------------------------------------------------------------------------------------- ------------------ ------------------
Net cash utilized by operating activities                                                      (2,643,099)          (153,165)
---------------------------------------------------------------------------------------- ------------------ ------------------
Cash flows from investing activities:
        Proceeds on minority shares issued in First Lifestyle Holdings Limited                     16,221                  -
        Additional intangibles acquired                                                            (5,954)                 -
        Additions to property, plant and equipment                                               (880,525)        (1,275,699)
        Proceeds on disposal of property, plant and equipment                                       9,134            653,627
        Additional purchase price payments                                                              -         (2,085,313)
        Other assets acquired                                                                           -            (40,106)
        Proceeds on disposal of subsidiary (Net of cash of $9,633)                                      -             49,191
---------------------------------------------------------------------------------------- ------------------ ------------------
Net cash (used in)/realized by investing activities                                              (861,124)        (2,698,300)
---------------------------------------------------------------------------------------- ------------------ ------------------
Cash flows from financing activities:
        Net borrowings in bank overdrafts                                                         829,688            874,368
        Borrowings in long term debt                                                            1,063,365            825,654
        Redemption of debentures                                                                        -         (2,733,810)
        Repayments of short term debt                                                          (1,943,755)          (405,053)
        Proceeds on stock issues                                                                  160,000          1,033,613
---------------------------------------------------------------------------------------- ------------------ ------------------
Net cash provided in financing activities                                                         109,298           (405,228)
---------------------------------------------------------------------------------------- ------------------ ------------------
Effect of exchange rate changes on cash                                                           117,324            182,513
---------------------------------------------------------------------------------------- ------------------ ------------------
Cash utilized by operations                                                                    (3,277,601)        (3,074,180)
Cash on hand at beginning of period                                                            20,813,301         17,948,991
---------------------------------------------------------------------------------------- ------------------ ------------------
Cash on hand at end of period                                                                  17,535,700         14,874,811
---------------------------------------------------------------------------------------- ------------------ ------------------


                                                    LEISUREPLANET HOLDINGS, LTD.

                               UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS INVESTMENT

 -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Other
                                                                                                         Comprehensive
                                                                                                                (loss)
                                       Leisure         Leisure                                                 /income
                               Planet Holdings Planet Holdings       First South                              (Foreign
                                       Limited         Limited  African Holdings  Capital in    Retained      currency
                                A Class common  B class common    B class common   Excess of     (loss)/   translation
                                         Stock           stock             stock         par    earnings   adjustments)       Total
                                             $               $                 $           $           $              $           &
 -----------------------------------------------------------------------------------------------------------------------------------
 Balance at June 30, 1999               53,832           9,466              580   22,971,261 (3,084,700)   (14,695,537)   5,254,902
 -----------------------------------------------------------------------------------------------------------------------------------
 Options exercised                         800               -                 -     159,200          -              -      160,000
 -----------------------------------------------------------------------------------------------------------------------------------
 Debentures converted                      165               -                 -      98,835          -              -       99,000
 -----------------------------------------------------------------------------------------------------------------------------------
 Share issue expenses written off            -               -                 -    (25,092)          -              -      (25,092)
 -----------------------------------------------------------------------------------------------------------------------------------
 Issuance of warrants                        -               -                 -    479,205           -              -      479,205
 -----------------------------------------------------------------------------------------------------------------------------------
 Net loss                                    -               -                 -          -  (2,927,820)             -   (2,927,820)
 -----------------------------------------------------------------------------------------------------------------------------------
 Translation difference                      -               -                 -          -           -        518,541      518,541
 -----------------------------------------------------------------------------------------------------------------------------------
 Balance at September 30, 1999          54,797           9,466              580  23,683,409  (6,012,520)   (14,176,996)   3,558,736
 -----------------------------------------------------------------------------------------------------------------------------------

                                                                F-4

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

3.     INVENTORIES


       Inventories consist of the following:
       ----------------------------------------------------------------------------------
                                                        SEPTEMBER 30,           JUNE 30,
                                                                 1999               1999
                                                                    $                  $
       ----------------------------------------------------------------------------------
       Finished goods                                       4,879,739          4,655,361
       Work in progress                                       382,324            587,544
       Raw materials and ingredients                        3,449,293          2,983,298
       Supplies                                             1,037,155          1,066,595
       ----------------------------------------------------------------------------------
       Inventories (Gross)                                  9,784,511          9,292,798
              Less:          Valuation allowances           (147,656)          (140,223)
       ----------------------------------------------------------------------------------
       Inventories (Net)                                    9,600,855          9,152,575
                                                            =========          =========
       ----------------------------------------------------------------------------------


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

     The businesses disposed of, or where the operations have ceased are as follows:

     The following summarizes the results of the discontinued operations:

     ------------------------------------------------------------ --------------------
                                                                      THREE MONTHS
                                                                             ENDED
                                                                     SEPTEMBER 30,
                                                                              1998
                                                                                 $
     ------------------------------------------------------------ --------------------
     Revenue                                                           6,007,756
     Cost of sales                                                    (4,427,289)
     Selling, general and administrative                              (2,833,159)
     -------------------------------------------------------- --------------------
     Operating (loss)/income                                          (1,252,692)
     Other income                                                         22,426
     Interest expense                                                   (250,111)
     -------------------------------------------------------- --------------------
     (Loss)/income before income taxes and minority interests         (1,480,377)
     Provision for taxes on income                                       (25,773)
     -------------------------------------------------------- --------------------
     Net (loss)/income from discontinued operations                   (1,506,150)
     -------------------------------------------------------- --------------------

     Interest expense represents the actual interest costs incurred by the discontinued operations.

5.   LOSS/EARNINGS PER SHARE

     Loss per share data is calculated as follows:

     ----------------------------------------------------------------- ----------------- ------------------ ------------------
     BASIC LOSS PER SHARE FOR THE THREE MONTHS ENDED
     SEPTEMBER 30, 1999
     Net loss available to common stockholders                                                                    (2,927,820)
     ----------------------------------------------------------------- ----------------- ------------------ ------------------
                                                                                 SHARES        FRACTION OF   WEIGHTED AVERAGE
     DATES OUTSTANDING                                                      OUTSTANDING             PERIOD             SHARES
     ----------------------------------------------------------------- ----------------- ------------------ ------------------
     July 1, 1999                                                             6,329,731               1.00          6,329,731
     July 1, 1999 to September 30, 1999
              Options converted to shares during the quarter                     80,000               0.50             40,000
              Debentures converted into shares during the quarter                16,500               0.50              8,250
                                                                                 ------                                 -----
     ----------------------------------------------------------------- ----------------- ------------------ ------------------
     WEIGHTED AVERAGE SHARES                                                  6,426,231                             6,377,981
                                                                              =========                             =========
     ----------------------------------------------------------------- ----------------- ------------------ ------------------

                          LEISUREPLANET HOLDINGS, LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

5.   LOSS PER SHARE (continued)

     ----------------------------------------------------------------- ----------------- ------------------ ------------------
     BASIC LOSS PER SHARE FOR THE THREE MONTHS ENDED                                                                        $
     SEPTEMBER 30, 1998
     Net loss available to common stockholders from continuing
     operations                                                                                                       390,011
     Net loss available to common stockholders from discontinued
     operations                                                                                                   (1,506,150)
                                                                                                                  -----------
     Total net loss                                                                                               (1,116,139)
                                                                                                                  ===========
     ----------------------------------------------------------------- ----------------- ------------------ ------------------
                                                                                 SHARES        FRACTION OF   WEIGHTED AVERAGE
     DATES OUTSTANDING                                                      OUTSTANDING             PERIOD             SHARES
     ----------------------------------------------------------------- ----------------- ------------------ ------------------
     July 1, 1998                                                             7,472,324               1.00          7,472,324
     July 1, 1998 to September 30, 1998
              Additional purchase price payments                                242,684               0.10              2,638
              Debentures converted into shares during the year                  122,700               0.90            109,363
     ----------------------------------------------------------------- ----------------- ------------------ ------------------
     Weighted average shares                                                  7,837,708                             7,584,325
                                                                              =========                             =========
     ----------------------------------------------------------------- ----------------- ------------------ ------------------
     DILUTED LOSS PER SHARE FOR THE THREE MONTHS ENDED
     SEPTEMBER 30, 1999
     Net loss available to common stockholders                                                                     (2,927,820)
     Add impact of assumed conversions                                                                                621,059
     ----------------------------------------------------------------- ----------------- ------------------ ------------------
     ADJUSTED NET LOSS                                                                                            (2,306,761)
     ----------------------------------------------------------------- ----------------- ------------------ ------------------
     Weighted average shares                                                                                        6,377,981
     Warrants and options not yet exercised                                                                           280,198
     9% convertible debentures                                                                                        740,916
     Increasing rate debentures                                                                                     1,578,947
     ----------------------------------------------------------------- ----------------- ------------------ ------------------
     ADJUSTED WEIGHTED AVERAGE SHARES                                                                               8,978,042
     ----------------------------------------------------------------- ----------------- ------------------ ------------------

     The adjusted weighted average number of shares and the adjusted net loss available to common stockholders has not been taken into account as the result achieved is anti-dilutive.

     ----------------------------------------------------------------- ----------------- ------------------ ------------------
     DILUTED LOSS PER SHARE FOR THE THREE MONTHS ENDED                                                                      $
     SEPTEMBER 30, 1998

     Net loss available to common stockholders from continuing
     operations                                                                                                       390,011
     Add impact of assumed conversions                                                                                336,863
                                                                                                               --------------
                                                                                                                      726,874
     Net loss available to common stockholders from discontinued
     operations                                                                                                   (1,506,150)
     ----------------------------------------------------------------- ----------------- ------------------ ------------------
     ADJUSTED NET LOSS                                                                                              (779,276)
     ----------------------------------------------------------------- ----------------- ------------------ ------------------
     Weighted average shares                                                                                        7,584,325
     9% convertible debentures                                                                                      1,055,954
     Increasing rate debentures                                                                                     1,578,947
     ----------------------------------------------------------------- ----------------- ------------------ ------------------
     ADJUSTED WEIGHTED AVERAGE SHARES                                                                              10,219,226
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

The average rate for the South African Rand against the US Dollar for the period presented in this report is as follows:

--------------------------------------------------------------------------
                           THREE MONTHS ENDED      THREE MONTHS ENDED
                           SEPTEMBER 30, 1999      SEPTEMBER 30, 1999
--------------------------------------------------------------------------
Rate of exchange vs $1              6,07                  6,14
--------------------------------------------------------------------------
Appreciation                        1,1%
--------------------------------------------------------------------------

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended September 30, 1999 increased by $2.32 Million or 42% to $7,869 Million as compared to $5,512 Million for the three months ended September 30, 1998. This increase takes into account the operating expenses of our Internet travel related subsidiary which was acquired effective January 1, 1999.


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


PROVISION FOR TAXES ON INCOME

Our income tax provision increased from $0.49 Million for the three months ended September 30, 1998 to $0,66 Million for the three months ended September 30, 1999. This increase is after accounting for the decrease in the South African tax rate from 35% to 30% during fiscal 1999. The taxation charge represents the taxation charge incurred by the Lifestyle enhancing business segment, which has reflected increased taxable income over the comparative period in the prior quarter. South African tax law does not permit the losses incurred in the internet travel related business and the corporate head office to be offset against the taxable income of the Lifestyle enhancing business segment.


LOSS FROM DISCONTINUED OPERATIONS

The loss resulted from the discontinuance of our industrial products and packaging business segments. We decided to discontinue these segments during fiscal 1999 year as their performance was below average and these businesses were considered as non-core to the group.

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY COMPANIES

The minority interest in our subsidiaries increased from $0.41 Million for the three months ended September 30, 1998 to $0,58 Million for the three months ended September 30, 1999. This increase was primarily due to a decrease in our shareholdings of First Lifestyle Holdings Limited during fiscal 1999 from 67% to approximately 51.5%.

NET (LOSS)/INCOME

As a result of the above, the Company has achieved a loss of $2,927 Million as compared to a loss of $1.116 Million for the comparative quarter in the prior year.

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

Working capital decreased by $0,149 Million to $28,427 Million at September 30, 1999 from $28.278 Million at September 30, 1998.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                  None


         (b)      Reports on Form 8-K filed during  quarter ended  September 30,
                  1999:

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 20, 2001

                                 LEISUREPLANET HOLDINGS, LTD.


                                 /s/ Clive Kabatznik
                                    -------------------------------
                                     Clive Kabatznik
                                     Chief Executive Officer, President
                                     and Chief Financial Officer