Form 10-Q/A
period 1999-12-31
SILVERSTAR HOLDINGS LTD
filed 2001-04-20
CIK 1003390

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

                          LEISUREPLANET HOLDINGS, LTD.

            AMENDED FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1999

                         PART I - FINANCIAL INFORMATION

ITEM 1         Leisure Planet Holdings Limited

              Consolidated Balance Sheets at December 31, 1999 and June 30, 1998

              Consolidated   Statements  of  Income/(loss)   and  Comprehensive
              Income/(loss) for the three months and six months ended December 31, 1999 and 1998

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

              Consolidated Statement of Changes in Stockholders Investment for the period June 30, 1999 to December 31, 1999

              Notes to the Consolidated Financial Statements for the six months ended December 31, 1999 and 1998

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3        Quantitative and Qualitative Disclosures About Market Risk

                          PART II - OTHER INFORMATION

ITEM 6        Exhibits and Reports on 8-K

              Signatures

                         INDEX TO FINANCIAL STATEMENTS

LEISURE PLANET HOLDINGS LIMITED
    Consolidated Balance Sheets at December 31, 1999 and June30, 1998      F-1

    Consolidated   Statements  of  Income/(loss)   and  Comprehensive
    Income/(loss)  for the three months and six months ended December
    31, 1999 and 1998                                                      F-2

    Consolidated Statements of Cash Flows for the six months ended
    December 31, 1999, 1998                                                F-4

    Consolidated Statement of Changes in Stockholders  Investment for
    the period June 30, 1999 to December 31, 1999                          F-5

    Notes to the Consolidated Financial Statements for the six months
    ended December 31, 1999 and 1998                                       F-6


                         PART I - FINANCIAL INFORMATION
ITEM 1.
                          LEISUREPLANET HOLDINGS, LTD.
                           CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------------
                                     ASSETS
------------------------------------------------------------------------------------ -------------------- ------------------
                                                                                            DECEMBER 31,           JUNE 30,
                                                                                                    1999               1999
                                                                                              RESTATED $                  $
------------------------------------------------------------------------------------ -------------------- ------------------
CURRENT ASSETS
     Cash on hand                                                                             48,048,435         20,813,301
     Trade accounts receivable                                                                22,562,978         13,388,561
     Less: Allowances for bad debts                                                            (390,081)          (443,172)
                                                                                               ---------          ---------
                                                                                              22,172,897         12,945,389
------------------------------------------------------------------------------------ -------------------- ------------------
     Inventories (net)                                                                         9,751,657          9,152,575
     Prepaid expenses and other current assets                                                 6,081,836          5,236,587
     Deferred income taxes                                                                             -             539,884
                                                                                              ----------            -------
------------------------------------------------------------------------------------ -------------------- ------------------
              TOTAL CURRENT ASSETS                                                            86,054,825         48,687,736
------------------------------------------------------------------------------------ -------------------- ------------------
Property, plant and equipment                                                                 33,677,625         30,777,399
Less: Accumulated depreciation                                                              (12,795,614)       (11,488,982)
                                                                                            ------------       ------------
                                                                                              20,882,011         19,288,417
------------------------------------------------------------------------------------ -------------------- ------------------
Intangible assets (net)                                                                       29,037,644         34,024,745
Deferred charges (net)                                                                           557,494            868,944
Other assets                                                                                      33,279             33,988
                                                                                              ----------       ------------
------------------------------------------------------------------------------------ -------------------- ------------------
                                                                                             136,565,253        102,903,830
----------------------------------------------------------------------------------------------------------------------------
                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
------------------------------------------------------------------------------------ -------------------- ------------------
CURRENT LIABILITIES
     Bank overdraft payable                                                                    1,656,886                  -
     Current portion of long term debt                                                         1,091,651          3,088,435
     Trade accounts payable                                                                   15,089,201          9,058,811
     Other provisions and accruals                                                             4,775,239          4,618,283
     Dividends payable                                                                             3,149          1,870,959
     Other taxes payable                                                                         773,061            558,669
     Income taxes payable                                                                        677,353          1,214,292
                                                                                               ---------          ---------
------------------------------------------------------------------------------------ -------------------- ------------------
              TOTAL CURRENT LIABILITIES                                                       24,066,540         20,409,449
------------------------------------------------------------------------------------ -------------------- ------------------
Long term debt                                                                                26,975,647         33,598,244
Deferred income taxes                                                                          1,742,148          1,551,724
                                                                                               ---------          ---------
------------------------------------------------------------------------------------ -------------------- ------------------
                                                                                              52,784,335         55,559,417
------------------------------------------------------------------------------------ -------------------- ------------------
Minority stockholders investment                                                              43,857,413         32,198,314
------------------------------------------------------------------------------------ -------------------- ------------------
FSAH mandatory redeemable preferred stock                                                      9,891,197          9,891,197
------------------------------------------------------------------------------------ -------------------- ------------------
STOCKHOLDERS INVESTMENT
Capital stock:
     A class common stock, $0.01 par value - authorized 23,000,000 shares,
      issued and outstanding 7,905,947 shares (1998: 5,383,142 shares)                            79,059             53,832
     B class common stock, $0.01 par value - authorized 2,000,000 shares, issued
      and outstanding 946,589 shares (1998: 946,589 shares)                                        9,466              9,466
     FSAH B class common stock, R0.001 par value - authorized 10,000,000 shares,
      issued and outstanding 2,671,066 shares (1998: 2,550,466 shares)                               599                580
     Preferred stock, $0.01 par value - authorized 5,000,000 shares, issued and
       outstanding nil shares                                                                          -                  -
     Capital in excess of par                                                                 53,888,106         22,971,261
------------------------------------------------------------------------------------ -------------------- ------------------
Retained (loss)/earnings                                                                     (8,079,197)        (3,084,700)
                                                                                             -----------        -----------
------------------------------------------------------------------------------------ -------------------- ------------------
                                                                                              45,898,033         19,950,439
------------------------------------------------------------------------------------ -------------------- ------------------
Foreign currency translation adjustments                                                    (15,865,725)       (14,695,537)
                                                                                            ------------       ------------
------------------------------------------------------------------------------------ -------------------- ------------------
                                                                                             30,032,308           5,254,902
                                                                                             -----------          ---------
------------------------------------------------------------------------------------ -------------------- ------------------
                                                                                             136,565,253        102,903,830
------------------------------------------------------------------------------------ -------------------- ------------------

                                           LEISUREPLANET HOLDINGS, LTD.

                     CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)
                                      FOR THE THREE MONTHS ENDED DECEMBER 31,

------------------------------------------------------------------------------------- --------------- ----------------
                                                                                                1999             1998
                                                                                            RESTATED         RESTATED
                                                                                                   $                $
------------------------------------------------------------------------------------- --------------- ----------------
Revenues                                                                                  30,055,350       26,054,480
                                                                                          ----------       ----------
------------------------------------------------------------------------------------- --------------- ----------------
Operating expenses
     Cost of sales                                                                        19,587,667       15,609,329
     Selling, general and administrative costs                                             9,834,735        8,017,917
     Loss on sale of investment in First SA Lifestyle Holdings Limited                             -        1,094,190
     Amortization of intangibles                                                             435,020           281580
     Depreciation                                                                          1,061,980          894,642
                                                                                          ----------       ----------
                                                                                          30,919,402       25,897,658
------------------------------------------------------------------------------------- --------------- ----------------
Operating (loss)/income                                                                    (864,052)          156,822
------------------------------------------------------------------------------------- --------------- ----------------
Other income                                                                                 558,460           75,123
Interest (expense)/income                                                                  (298,104)          175,254
                                                                                           ---------          -------
------------------------------------------------------------------------------------- --------------- ----------------
Income from consolidated companies before income taxes and minority interests              (603,696)          407,199
Provision for taxes on income                                                            (1,454,964)        (859,032)
                                                                                         -----------        ---------
------------------------------------------------------------------------------------- --------------- ----------------
Income/(loss)from continuing operations before minority interests                        (2,058,660)        (451,833)
Minority interest in consolidated subsidiary companies                                      (52,266)      (1,102,264)
                                                                                           ---------      -----------
------------------------------------------------------------------------------------- --------------- ----------------
Income from continuing operations                                                        (2,110,926)      (1,554,097)
Income from discontinued operations                                                                -          578,723
                                                                                           ---------       ----------
------------------------------------------------------------------------------------- --------------- ----------------
Net Income/(loss)                                                                        (2,110,926)        (975,374)
Other comprehensive (loss)/income:
     Foreign currency translation adjustments                                            (1,688,732)          182,971
                                                                                         -----------  -       -------
------------------------------------------------------------------------------------- --------------- ----------------
Comprehensive income/(loss)                                                                2,853,445        (792,403)
                                                                                           ---------        ---------
------------------------------------------------------------------------------------- --------------- ----------------
Basic loss per share from continuing operations                                               ($0,30)         ($0,25)
Basic earnings per share from discontinued operations                                              -           $0,09
                                                                                               -----            -----
------------------------------------------------------------------------------------- --------------- ----------------
Total basic loss per share                                                                    ($0,30)         ($0,16)
                                                                                               -----          -------
------------------------------------------------------------------------------------- --------------- ----------------
Diluted loss per share from continuing operations                                             ($0,30)         ($0,25)
Diluted earnings per share from discontinued operations                                            -           $0,09
                                                                                               -----            -----
------------------------------------------------------------------------------------- --------------- ----------------
Total diluted loss per share                                                                  ($0,30)         ($0,16)
                                                                                               -----          -------
------------------------------------------------------------------------------------- --------------- ----------------

*    Additional shares were not considered in the prior year as the result would be anti-dilutive

                                          LEISUREPLANET HOLDINGS, LTD.

                     CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)
                                       FOR THE SIX MONTHS ENDED DECEMBER 31,

-------------------------------------------------------------------------------------- -------------- ---------------
                                                                                                1999            1998
                                                                                            RESTATED        RESTATED
                                                                                                   $               $
-------------------------------------------------------------------------------------- -------------- ---------------
Revenues                                                                                  52,777,288     45,311,600
                                                                                          ----------     ----------
-------------------------------------------------------------------------------------- -------------- ---------------
Operating expenses
     Cost of sales                                                                        34,755,179     27,541,911
     Selling, general and administrative costs                                            17,703,784     13,529,643
     Loss on sale of investment in First SA Lifestyle Holdings Limited                          -         1,094,190
        Amortization of intangibles                                                          919,381        563,160
     Depreciation                                                                          1,950,272      1,338,414
                                                                                          ----------      ---------
                                                                                          55,328,616     44,067,318
-------------------------------------------------------------------------------------- -------------- ---------------
Operating (loss)/income                                                                  (2,551,328)      1,244,282
-------------------------------------------------------------------------------------- -------------- ---------------
Other income                                                                                 767,941        139,906
Interest (expense)/income                                                                  (508,865)        318,829
                                                                                           ---------        -------
-------------------------------------------------------------------------------------- -------------- ---------------
(Loss)/income from consolidated companies before income taxes and minority interests     (2,292,252)      1,703,017
Provision for taxes on income                                                            (2,116,378)     (1,353,428)
                                                                                         -----------    -----------
-------------------------------------------------------------------------------------- -------------- ---------------
Loss from continuing operations before minority interests                                (4,408,630)       349,589
Minority interest in consolidated subsidiary companies                                     (630,117)    (1,513,675)
                                                                                           ---------    -----------
-------------------------------------------------------------------------------------- -------------- ---------------
Loss from continuing operations                                                           (5,038,747)   (1,164,086)
Loss from discontinued operations                                                                  -      (927,427)
                                                                                           ---------      ---------
-------------------------------------------------------------------------------------- -------------- ---------------
Net loss                                                                                 (5,038,747)   (2,091,513)
Other comprehensive (loss)/income:
     Foreign currency translation adjustments                                            (1,170,191)      1,142,214
                                                                                         -----------      ---------
-------------------------------------------------------------------------------------- -------------- ---------------
Comprehensive loss                                                                        (6,208,938)      (953,299)
                                                                                             -------      ----------
-------------------------------------------------------------------------------------- -------------- ---------------
Basic earnings loss per share from continuing operations                                      ($0,74)       ($0.17)
Basic loss per share from discontinued operations                                                  -        ($0.13)
                                                                                               -----        -------
-------------------------------------------------------------------------------------- -------------- ---------------
Total basic loss per share                                                                    ($0,74)       ($0.30)
                                                                                               -----        -------
-------------------------------------------------------------------------------------- -------------- ---------------
Diluted loss per share from continuing operations                                             ($0,74)       ($0.17)
Diluted loss per share from discontinued operations                                                -        ($0.13)
                                                                                               -----        -------
-------------------------------------------------------------------------------------- -------------- ---------------
Total diluted loss per share                                                                   ($0,74)       ($0.30)
                                                                                               -----        -------
-------------------------------------------------------------------------------------- -------------- ---------------

*    Additional shares were not considered as the result would be anti-dilutive

                          LEISUREPLANET HOLDINGS, LTD.

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED

---------------------------------------------------------------------------------------- ------------------ ------------------
                                                                                              DECEMBER 31,       DECEMBER 31,
                                                                                                      1999               1998
                                                                                                  RESTATED           RESTATED
                                                                                                         $                  $
---------------------------------------------------------------------------------------- ------------------ ------------------
Cash flows from operating activities:
        Net Income/(loss)                                                                       (5,038,747)        (2,091,513)
        Loss from discontinued operations                                                                -            927,427
                                                                                                 ---------        -----------
        Loss from continuing operations                                                         (5,038,747)        (1,164,086)
        Adjustments to reconcile loss to net cash (utilized)/generated by operating activities:
               Depreciation and amortization                                                     2,869,653          1,901,574
               Deferred income taxes                                                               753,358            162,897
               Net loss on sale of assets                                                           68,729                  -
               Net gain on sale of subsidiary                                                            -           (384,919)
               Net loss on debenture redemption                                                          -            282,359
               Net loss/(gain) on transactions with minorities                                (4,560,698)             247,365
               Effect of changes in current assets and current   liabilities                   (6,921,414)         (5,660,833)
               Non cash value of warrants issued                                                1,978,379                   -
               Minority interest in consolidated subsidiary companies                             630,117           1,513,675
               Creation of debenture redemption reserve fund                                      562,500             281,250
                                                                                                   -------            -------
---------------------------------------------------------------------------------------- ------------------ ------------------
Net cash (utilized)/generated by continuing operating activities                               (9,658,123)        (2,820,718)
Net cash utilized by discontinued operations                                                             -          (927,427)
                                                                                                ----------          ---------
---------------------------------------------------------------------------------------- ------------------ ------------------
Net cash utilized by operating activities                                                      (9,658,123)        (3,748,145)
---------------------------------------------------------------------------------------- ------------------ ------------------
Cash flows from investing activities:
        Proceeds on minority shares issued in LPI Limited                                       20,844,442                  -
        Proceeds on minority shares issued in First Lifestyle Holdings Limited                      16,645                  -
        Proceeds on First Lifestyle Holdings shares sold                                           437,773          4,559,222
        Additional intangibles acquired                                                          (493,073)                  -
        Additions to property, plant and equipment                                             (4,004,673)        (1,818,244)
        Proceeds on disposal of property, plant and equipment                                        9,065            767,629
        Additional purchase price payments                                                               -        (2,085,313)
        Other assets acquired                                                                            -           (89,019)
        Proceeds on disposal of subsidiary (Net of cash of $10,562)                                      -             48,262
                                                                                                  --------         ----------
---------------------------------------------------------------------------------------- ------------------ ------------------
Net cash realized by/(used in) investing activities                                             16,810,179          1,382,537
---------------------------------------------------------------------------------------- ------------------ ------------------
Cash flows from financing activities:
        Net borrowings in bank overdrafts                                                       1,665,575           2,004,268
        (Repayments)/borrowings in long term debt                                                 (36,915)          1,493,164
        Redemption of debentures                                                                         -        (2,733,910)
        Repayments of short term debt                                                          (1,945,223)        (1,158,727)
        Proceeds/(redemption)on stock issues                                                   20,576,253         (2,088,674)
                                                                                                ----------        -----------
---------------------------------------------------------------------------------------- ------------------ ------------------
Net cash provided in financing activities                                                       20,259,690        (2,438,879)
---------------------------------------------------------------------------------------- ------------------ ------------------
Effect of exchange rate changes on cash                                                          (176,612)          1,548,700
                                                                                                 ---------          ---------
---------------------------------------------------------------------------------------- ------------------ ------------------
Cash generated/(utilized) by operations                                                         27,235,134        (3,255,787)
Cash on hand at beginning of period                                                             20,813,301         17,948,991
                                                                                                ----------         ----------
---------------------------------------------------------------------------------------- ------------------ ------------------
Cash on hand at end of period                                                                   48,048,435         14,693,204
                                                                                                ==========         ==========
---------------------------------------------------------------------------------------- ------------------ ------------------

                          LEISUREPLANET HOLDINGS, LTD.

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' INVESTMENT
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                              OTHER
                                 LEISUREPLANET LEISUREPLANET FIRST SOUTH                              COMPREHENSIVE
                                     HOLDINGS,     HOLDINGS,     AFRICAN                              (LOSS)/INCOME
                                          LTD.          LTD.    HOLDINGS                                   (FOREIGN
                                       A CLASS       B CLASS     B CLASS   CAPITAL IN                      CURRENCY
                                        COMMON        COMMON      COMMON    EXCESS OF      RETAINED     TRANSLATION      TOTAL
                                         STOCK         STOCK       STOCK          PAR (LOSS)/EARNING   ADJUSTMENTS)
                                    ---------$    ---------$   --------$  ----------$  -----------$     ----------$          $
-------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1999                53,832         9,466         580   22,971,261   (3,084,700)    (14,695,537)  5,254,902
-------------------------------------------------------------------------------------------------------------------------------
Options exercised                          800             -           -      159,200             -               -    160,000
-------------------------------------------------------------------------------------------------------------------------------
Debentures converted                       165             -           -       98,835             -               -     99,000
-------------------------------------------------------------------------------------------------------------------------------
Share issue expenses written                 -             -           -     (25,092)             -               -   (25,092)
off
-------------------------------------------------------------------------------------------------------------------------------
Issuance of warrants                         -             -           -     479,205              -               -    479,205
-------------------------------------------------------------------------------------------------------------------------------
Net loss                                     -             -           -            -   (2,927,820)               - (2,927,820)
-------------------------------------------------------------------------------------------------------------------------------
Translation difference                       -             -           -            -             -         518,541    518,541
                                         -----         -----       -----        -----         -----         ------- ----------
-------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999           54,797         9,466         580   23,683,409   (6,012,520)    (14,176,996)  3,558,736
-------------------------------------------------------------------------------------------------------------------------------
Options exercised                          255             -           -      120,870             -               -    121,125
-------------------------------------------------------------------------------------------------------------------------------
Debentures converted                     3,585             -           -    2,147,409             -               -  2,150,994
-------------------------------------------------------------------------------------------------------------------------------
A warrants exercised                       724             -           -      476,626             -               -    477,350
-------------------------------------------------------------------------------------------------------------------------------
Escrow shares issued                     5,905             -           -       (5,905             -               -          -
-------------------------------------------------------------------------------------------------------------------------------
New shares issued                       13,793             -           -   19,986,207             -               - 20,000,000
-------------------------------------------------------------------------------------------------------------------------------
FSAH B class shares issued                   -             -          19      567,842             -                    567,861
-------------------------------------------------------------------------------------------------------------------------------
Share issue expenses incurred                -             -           -    (896,382)             -               -  (896,382)
-------------------------------------------------------------------------------------------------------------------------------
Issuance of warrants                         -             -           -   1,499,174              -               -  1,499,174
-------------------------------------------------------------------------------------------------------------------------------
Gain on dilution of investment               -             -           -   6,308,856              -               -  6,308,856
in subsidiary Company
-------------------------------------------------------------------------------------------------------------------------------
Net loss                                     -             -           -            -    (2,110,927)              - (2,110,927)
-------------------------------------------------------------------------------------------------------------------------------
Dividends reversed                           -             -           -            -        44,250               -     44,250
-------------------------------------------------------------------------------------------------------------------------------
Translation difference                     -               -           -            -             -     (1,688,729) (1,688,729)
                                      ------          ------      ------        -----         -----     -----------  ---------
-------------------------------------------------------------------------------------------------------------------------------
                                        79,059         9,466         599   53,888,106   (8,079,197)    (15,865,725) 30,032,308
                                        ======         =====         ===   ==========   ===========    ============ ==========
-------------------------------------------------------------------------------------------------------------------------------

                          LEISUREPLANET HOLDINGS, LTD.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998


1.   ORGANISATION AND PRINCIPAL ACTIVITIES OF THE GROUP

     Leisure Planet Holdings Limited (formerly First South Africa Corp., Ltd.), (the Company) was founded on September 6, 1995. The purpose of the Company is to acquire and operate South African companies.

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

     The company has adopted Statement of Financial Accounting Standards No. 121 (ASFAS 121@) Accounting for the impairment of long-lived Assets and for long-lived Assets to be Disposed Of. No impairments in long-lived assets has taken place.

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

     The resultant translation adjustments are reported in the component of stockholders' investment designated as a Foreign currency translation adjustments.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     As at December 1999, the carrying value of accounts receivable, accounts payable and investments approximate their fair value. The carrying value of long term debt approximates fair value, as the debt, other than convertible debentures, interest rates are keyed to the prime lending rate. The convertible debentures are believed to approximate fair market.

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

4.   INVENTORIES

     Inventories consist of the following:

       ------------------------------------------------------------- ---------------------- ---------------
                                                                              DECEMBER 31,        JUNE 30,
                                                                                      1999            1999
                                                                                         $               $
       ------------------------------------------------------------- ---------------------- ---------------
       Finished goods                                                            4,058,332       4,655,361
       Work in progress                                                            569,319         587,544
       Raw materials and ingredients                                             3,883,385       2,983,298
       Supplies                                                                  1,365,844       1,066,595
                                                                                 ---------       ---------
       ------------------------------------------------------------- ---------------------- ---------------
       Inventories (Gross)                                                       9,876,880       9,292,798
              Less: Valuation allowances                                          (125,223)       (140,223)
                                                                                 ---------       ---------
       ------------------------------------------------------------- ---------------------- ---------------
       Inventories (Net)                                                         9,751,657       9,152,575
                                                                                 =========       =========
       ------------------------------------------------------------- ---------------------- ---------------

5.   DISCONTINUED OPERATIONS

     During the previous fiscal year the Company discontinued its operations in the Industrial manufacturing and Packaging business segments in order to concentrate all of its efforts on its core operations of Lifestyle enhancing products and Internet travel related businesses.

6.   EARNINGS/(LOSS) PER SHARE

     Earnings/(loss) per share data is calculated as follows:

     ----------------------------------------------------------- ----------------- ------------- ---------------
     BASIC LOSS PER SHARE FOR THE THREE MONTHS ENDED
     DECEMBER 31, 1999
     Net loss available to common stockholders                                                        2,110,926
                                                                                                      ---------
     ----------------------------------------------------------- ----------------- ------------- ---------------
                                                                           SHARES   FRACTION OF        WEIGHTED
     DATES OUTSTANDING                                                OUTSTANDING        PERIOD  AVERAGE SHARES
     ----------------------------------------------------------- ----------------- ------------- ---------------
     October 1, 1999                                                    6,426,231          1.00       6,426,231
     October 1, 1999 to December 31, 1999
              New shares issued during the quarter                      1,379,310          0.04          59,970
              Options converted to shares during the quarter               25,500          0.04           1,109
              Escrow shares issued during the quarter                     590,596          1.00         590,596
              A Warrants exercised during the quarter                      72,400          0.16          11,819
              Debentures converted into shares during the                 358,499          0.18          63,460
                                                                          -------          ----          ------
     quarter
     ----------------------------------------------------------- ----------------- ------------- ---------------
     WEIGHTED AVERAGE SHARES                                            8,852,536                     7,153,185
                                                                        =========                     =========
     ----------------------------------------------------------- ----------------- ------------- ---------------

     ----------------------------------------------------------- ----------------- ------------- ---------------
     BASIC LOSS PER SHARE FOR THE SIX MONTHS ENDED
     DECEMBER 31, 1999
     Net loss available to common stockholders                                                       (5,038,747)
                                                                                                      ---------
     ----------------------------------------------------------- ----------------- ------------- ---------------
                                                                           SHARES   FRACTION OF        WEIGHTED
     DATES OUTSTANDING                                                OUTSTANDING        PERIOD  AVERAGE SHARES
     ----------------------------------------------------------- ----------------- ------------- ---------------
     July 1, 1999                                                       6,329,731          1.00       6,329,731
     July 1, 1999 to December 31, 1999
              New shares issued during the year                         1,379,310          0.02          29,985
              Options converted to shares during the year                 105,500          0.57          60,554
              Escrow shares issued during the year                        590,596          0.51         298,508
              A Warrants exercised during the year                         72,400          0.08           5,911
              Debentures converted into shares during the year            374,999          0.12          44,463
                                                                          -------          ----          ------
     ----------------------------------------------------------- ----------------- ------------- ---------------
     WEIGHTED AVERAGE SHARES                                            8,852,536                     6,769,152
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
                                                                        =========                     =========
     ----------------------------------------------------------- ----------------- ------------- ---------------

     ----------------------------------------------------------- ----------------- ------------- ---------------
     DILUTED LOSS PER SHARE FOR THE THREE MONTHS ENDED
     DECEMBER 31, 1999

     Net loss available to common stockholders                                                       (2,110,926)
     Add impact of assumed conversions                                                                  605,510
     ----------------------------------------------------------- ----------------------- ------- ---------------
     ADJUSTED NET LOSS                                                                               (1,505,416)
     ----------------------------------------------------------- ----------------------- ------- ---------------
     Weighted average shares                                                                          7,153,185
     Warrants and options not yet exercised                                                           1,137,823
     9% convertible debentures                                                                          669,206
     Increasing rate debentures                                                                       1,578,947
                                                                                                      ---------
     ----------------------------------------------------------- ----------------------- ------- ---------------
     ADJUSTED WEIGHTED AVERAGE SHARES                                                                10,539,161
     ----------------------------------------------------------- ----------------------- ------- ---------------

     ----------------------------------------------------------- ----------------------- ------- ---------------
     DILUTED LOSS PER SHARE FOR THE SIX MONTHS ENDED
     DECEMBER 31, 1999

     Net loss available to common stockholders                                                       (5,038,747)
     Add impact of assumed conversions                                                                1,226,569
     ----------------------------------------------------------- ----------------------- ------- ---------------
     ADJUSTED NET LOSS                                                                               (3,812,178)
     ----------------------------------------------------------- ----------------------- ------- ---------------
     Weighted average shares                                                                          6,769,152
     Warrants and options not yet exercised                                                             835,198
     9% convertible debentures                                                                          705,062
     Increasing rate debentures                                                                       1,578,947
                                                                                                      ---------
     ----------------------------------------------------------- ----------------------- ------- ---------------
     ADJUSTED WEIGHTED AVERAGE SHARES                                                                 9,888,359
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

7.   SUBSEQUENT EVENTS

     CNN Agreement
     Prior to December 31, 1999, Leisureplanet Investments entered into an agreement with CNN whereby CNN and Leisureplanet Investments will provide co-branded Leisureplanet travel services and content on CNN properties and web sites. This will result in CNN providing valuable marketing and promotional exposure for Leisureplanet who will in exchange issue a total of $20 Million of preferred stock at $20 per share in Leisureplanet Investments to CNN. This preferred stock may be converted into common stock at the option of the holder in three equal instalments of $6,66 Million at a maximum price of $10.80 per share. These equal instalments may be exercised as follows:
     o Immediately upon closing or thereafter, o September 30, 2000, or thereafter o September 30, 2001, or thereafter

     Should CNN fulfill its commitments under the agreement prior to the conversion options listed above, the conversion option will be accelerated to the date that the promotional commitment is fulfilled.

     In addition Leisurplanet Investment undertakes to spend a total of $30 Million on advertising with CNN equally over a three-year period.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

7.   SUBSEQUENT EVENTS (continued)

     Debenture conversions
     Subsequent to December 31, 1999 an additional $0,38 Million of the 9% Debentures and $3,00 Million of the increasing rate debentures were converted to common stock.

     Warrants and options exercised
     Subsequent to December 31, 1999 option over 74,500 shares and 8,400 A warrants were exercised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND HISTORY

Leisure Planet Holdings Limited, was incorporated in September 1995 with the intention to actively pursue acquisitions fitting a pre defined investment strategy. The broad strategy followed in all investment decisions is as follows:

Revenue is to be within the range of $5Million - $50 Million.

Net income must yield a sustainable above average return on investment.

Growth in revenue must be above average growth rates and must be sustainable over the medium term.

The industry in which the target operates must meet the pre defined industry sectors identified by management as sectors meeting our broad investment strategy.

Leisure Planet Holdings Limited holds, through its South African subsidiary, First South African Holdings (Pty) Ltd, nine South African subsidiaries that have met the acquisition criteria identified above. In addition, the Company acquired an 81% stake in Leisure Planet PLC, an Internet travel company, on January 1, 1999. Our subsidiaries are listed below and are engaged in the following industry segments:

      INTERNET AND E COMMERCE RELATED BUSINESSES

      Leisure Planet PLC

      LIFESTYLE PRODUCTS

      Food division
      Piemans Pantry
      Astoria Bakery
      Seemann's Quality Meat Products
      Gull Foods
      Fifers Bakery
      Cocam Foods

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

The average rate for the South African Rand against the US Dollar for the period presented in this report is as follows:



------------------------------------------------------------- --------------------- ---------------------
                                                                THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                      DECEMBER 31,          DECEMBER 31,
                                                                              1999                  1998
------------------------------------------------------------- --------------------- ---------------------
Rate of exchange vs $1                                                        6,16                  5,80
------------------------------------------------------------- --------------------- ---------------------
Depreciation                                                                 6,21%
------------------------------------------------------------- --------------------- ---------------------


------------------------------------------------------------- --------------------- ---------------------
                                                                        SIX MONTHS            SIX MONTHS
                                                                             ENDED                 ENDED
                                                                 DECEMBER 31, 1999          DECEMBER 31,
                                                                                                    1998
------------------------------------------------------------- --------------------- ---------------------
Rate of exchange vs $1                                                        6,12                  5,97
------------------------------------------------------------- --------------------- ---------------------
Depreciation                                                                 2,51%
------------------------------------------------------------- --------------------- ---------------------


The annual rate of inflation in South Africa for the year ended December 31, 1999 was approximately 1,9%

The result reflected below is therefore greater than inflation adjusted South African Rand for both revenue and earnings growth.


RESULTS OF OPERATIONS


Three months ended December 31, 1999 as compared to three months ended December 31, 1998


REVENUES

Revenues for the three months ended December 31, 1999 increased by $4,001 Million or 15,3% to $30,055 Million as compared to $26,054 Million for the three months ended December 31, 1998.

This revenue is primarily derived from the Lifestyle enhancing business segment which has improved revenue 20,5% in South African Rand terms after factoring out the effects of the improvement in the currency over the respective quarters, which is significantly better than inflation.

This growth in revenue can be attributed to increased market share in the South African market as well as a significant improvement in exports to European destinations.


COST OF GOODS SOLD

Cost of goods sold has increased as a percentage of revenues from 60% to 65,2%. This reflects a slight improvement over the fiscal year ended result of 69% Generally, two operations in the Lifestyle enhancing business sector have experienced difficulties during the current fiscal year, which resulted in lower than anticipated margins being achieved. Corrective action is being taken to address the margin deficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended December 31, 1999 increased by $1,817 Million or 23% to $9,835 Million as compared to $8,018 Million for the three months ended December 31, 1998. This increase takes into account the operating expenses of our Internet travel related subsidiary that was acquired on January 1, 1999.


LOSS ON SALE OF INVESTMENT IN FIRST SA LIFESTYLE HOLDINGS LIMITED

Loss realized on the disposal of the Leisure related companies to the food related companies in October 1998. This merger of the two operations has given rise to First Lifestyle Holdings Limited, the lifestyle enhancing company, mentioned previously.

AMORTIZATION OF INTANGIBLES

Amortization of intangibles increased from $0,28 Million for the three months ended December 31, 1998 to $0,43 Million for the three months ended December 31, 1999. This increase is primarily due to the additional purchase price payments made at the end of fiscal 1999 incurred under the various purchase agreements being allocated to intangibles in terms of the valuation placed on those intangibles at the acquisition dates of the various subsidiaries.


DEPRECIATION

Depreciation increased from $0,89 Million for the three months ended December 31, 1998 to $1,062 Million for the three months ended December 31, 1999. This increase is due to the amortisation of computer equipment in the Internet travel related business acquired in January 1999 and additional plant and machinery acquired in the Lifestyle sector to grow the sector organically.


OTHER INCOME

Other income consists of income, which is not related to normal operating activities and includes gains made on foreign currency transactions.

INTEREST EXPENSE/(INCOME)

Interest expense of $0,3 Million for the three months ended December 31, 1999 has decreased by $0,47 Million from an interest income of $0,17 Million for the three months ended December 31, 1998. This decrease is primarily due to a reduction in the interest rats earned on cash balances coupled with average lower cash balances than in the prior year. The majority of the additional funds reflected in the group were received in the latter half of December 1999.

PROVISION FOR TAXES ON INCOME

Our income tax provision increased from $0,86 Million for the three months ended December 31, 1998 to $1,45 Million for the three months ended December 31, 1999. This increase is after accounting for the decrease in the South African tax rate from 35% to 30% during 1999. The taxation charge represents the taxation charge incurred by the Lifestyle enhancing business segment, which has reflected increased taxable income over the comparative period in the prior quarter.

The losses incurred in the internet travel related business and the corporate head office may not be offset against the taxable income of the Lifestyle enhancing business segment, in terms of South African tax legislation.


LOSS FROM DISCONTINUED OPERATIONS

The loss resulted from the discontinuance of our industrial products and packaging business segments. We decided to discontinue these segments during the fiscal 1999 year as their performance was below average and these businesses were considered as non-core to the group.

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY COMPANIES

The minority interest in our subsidiaries decreased from $1,1 Million for the three months ended December 31, 1998 to $0,1 Million for the three months ended December 31, 1999. This decrease is primarily due to the fact that after the recent equity infusion into Leisureplanet, the minority interest in this company has assumed a positive balance, which results in these minorities absorbing a portion of the losses generated by that company, which is primarily incurring marketing expenditure whilst it is still in its growth phase. The percentage of Leisureplanet's losses absorbed by minorities during the current quarter was 38,2%.

NET (LOSS)/INCOME

As a result of the above the Company has achieved a loss of $2,111 Million as compared to a loss of $0,98 Million for the comparative quarter in the prior year.

The Internet travel related business is undergoing extensive development and presently does not generate significant revenues, thereby sustaining a significant loss for the quarter. These losses are expected to continue for the foreseeable future.


Six months ended December 31, 1999 as compared to six months ended December 31, 1998

REVENUES

Revenues for the six months ended December 31, 1999 increased by $7,466 Million or 16,48% to $52,777 Million as compared to $45,312 Million for the six months ended December 31, 1998.

This revenue is primarily derived from the Lifestyle enhancing business segment which has improved revenue 20% in South African Rand terms after factoring out the effects of the improvement in the currency over the respective quarters, which is significantly better than inflation.

This growth in revenue as mentioned previously is attributable to increased market share in the South African market as well as a significant improvement in exports to European destinations. The current focus of the Lifestyle enhancing businesses is to improve export revenues where significant future growth is expected.


COST OF GOODS SOLD

Cost of goods sold has increased as a percentage of revenues from 60,1% to 65,8%. This reflects a slight improvement over the fiscal year ended result of 69% As mentioned previously, two operations in the Lifestyle enhancing business sector have experienced difficulties during the current fiscal year, which resulted in lower than anticipated margins being achieved. Corrective action is being taken to address the margin deficiencies.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the six months ended December 31, 1999 increased by $4,174 Million or 31% to $17,704 Million as compared to $13,530 Million for the six months ended December 31, 1998. This increase takes into account the operating expenses of our Internet travel related subsidiary which was acquired on January 1, 1999.


LOSS ON SALE OF INVESTMENT IN FIRST SA LIFESTYLE HOLDINGS LIMITED

Loss realized on the disposal of the Leisure related companies to the food related companies in October 1998. This merger of the two operations has given rise to First Lifestyle Holdings Limited, the lifestyle enhancing company, mentioned previously.

AMORTIZATION OF INTANGIBLES

Amortization of intangibles increased from $0,56 Million for the six months ended December 31, 1998 to $0,92 Million for the six months ended December 31, 1999. This increase is primarily due to the additional purchase price payments made at the end of fiscal 1999 incurred under the various purchase agreements being allocated to intangibles in terms of the valuation placed on those intangibles at the acquisition dates of the various subsidiaries.


DEPRECIATION

Depreciation increased from $1,338 Million for the six months ended December 31, 1998 to $1,95 Million for the six months ended December 31, 1999. This increase is due to the amortisation of computer equipment in the Internet travel related business acquired in January 1999 as well as depreciation on plant and machinery required for organic expansion.


OTHER INCOME

Other income consists of income, which is not related to normal operating activities and includes gains made on foreign currency transactions.


INTEREST EXPENSE/(INCOME)

Interest expense of $0,5 Million for the six months ended December 31, 1999 has decreased by $0,83 Million from an interest income of $0,3 Million for the six months ended December 31, 1998. This decrease is primarily due to a reduction in the interest rats earned on cash balances coupled with lower average cash balances than in the prior year. The significant increase in cash balances materialized in the latter half of December 1999, the full effect of the increase in cash on interest income will only materialize in future quarters.


PROVISION FOR TAXES ON INCOME

Our income tax provision increased from $1,35 Million for the six months December 31, 1998 to $2,12 Million for the six months ended December 31, 1999. This increase is after accounting for the decrease in the South African tax rate from 35% to 30% during 1999. The taxation charge represents the taxation charge incurred by the Lifestyle enhancing business segment, which has reflected increased taxable income over the comparative period in the prior quarter.

The losses incurred in the internet travel related business and the corporate head office may not be offset against the taxable income of the Lifestyle enhancing business segment, in terms of South African tax legislation.


LOSS FROM DISCONTINUED OPERATIONS

The loss resulted from the operations of our currently discontinued industrial products and packaging business segments. We decided to discontinue these segments during the fiscal 1999 year as their performance was below average and these businesses were considered as non-core to the group.

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY COMPANIES

The minority interest in our subsidiaries decreased from $1,51 Million for the six months ended December 31, 1998 to $0,63 Million for the six months ended December 31, 1999. This decrease is primarily due to the fact that after the recent equity infusion into Leisureplanet, the minority interest in this company has assumed a positive balance, which resulted in these minorities absorbing a portion of the losses generated by that company, which is primarily incurring marketing expenditure whilst it is still in its growth phase. The percentage of Leisureplanet's losses absorbed by minorities during the current period was 38,2%.

NET (LOSS)/INCOME

As a result of the above the Company has achieved a loss of $5,037 Million as compared to a loss of $2,092 Million for the comparative period in the prior year.

The Internet travel related business is undergoing extensive development and presently does not generate significant revenues, thereby contributing a significant proportion of the quarter's loss. These losses are expected to continue for the foreseeable future.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $27,235 Million from $20,813 Million to $48,048 Million. The increase is primarily as a result of the additional $20 Million injection of capital by minorities into Leisure Planet Investments Limited and an additional $20 Million capital injection into Leisure Planet Holdings limited by strategic equity partners. The Lifestyle enhancing products segments utilized $1,642 million of cash, primarily due to a significant dividend payment during the current year. The Internet travel related business still requires significant cash resources as it incurs primarily marketing expenditure in developing its future potential.

Working capital increased by $33,710 Million to $61,988 Million at December 31, 1999 from $28,278 Million at June 30, 1998. This is primarily as a result of the increase in cash resources due to capital injections from strategic equity partners. Accounts receivable has increased by $9,228 Million over June 30, 1998, this has been partially funded by an increase in Accounts payable by $6,030 Million over June 30, 1998. The significant increase in Accounts receivable is due to significant turnover generated in the Lifestyle enhancing sector during December 1999. In addition several significant suppliers delayed payment of accounts due to precautions taken for possible Y2K related problems.

At December 31, 1999 we had borrowings of $26,976 Million which has decreased from $33,598 Million. This includes the conversion of $4.84 Million of debt owing to the minority shareholders of Leisure Planet limited as loan funds to equity, the remaining reduction resulted form the conversion of convertible debentures to equity. The slight increase in borrowings arose primarily to fund the acquisition of assets and an increase in the capital redemption reserve fund of $0,28 Million during the quarter.

Cash flow from operations for the six months ended December 31 1999, excluding non-cash charges resulted in the utilization of $9,658 Million, primarily utilized to fund the losses in the Internet travel related business and to fund the additional funds required for Accounts receivable balances at December 31, 1999. Investing activities undertaken by the group resulted in the generation of an additional $16,810 Million during the year, this included the funds received from the minority shareholders in Leisure Planet Investments Limited. The financing activities undertaken by the group resulted in a net capital injection of $20,260 Million, sourced primarily from the capital injection into Leisure Planet Holdings Limited by strategic equity partners.

FUTURE COMMITMENTS

Under the various acquisition agreements, the Company anticipates having to spend approximately $1,0 Million in cash for its contingent payments over the next 12 months as well as approximately $0,8 Million in stock. The Company anticipates that this cash and operating cash flows will be sufficient to fully fund these payments as well as fund the capital expenditures for its various operations. Excess cash will also be utilized to fund additional acquisitions. The Company anticipates that any longer term contingent acquisition payments will be funded out of operating cash flows of the acquired entities.

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

The Company will be required to incur additional indebtedness or equity financing in connection with the funding of Leisure Planet Limited, until such time as that company is able to sustain its own infrastructural costs as well as to fund future acquisitions. There is no assurance that the Company will be able to incur additional indebtedness or raise additional equity to fund Leisure Planet Limited or to finance future acquisitions on terms acceptable to management, if at all.

Leisure Planet Limited currently incurs operational losses of approximately $1,4 Million per month with minimal revenues being realized, due to the nature and stage of growth of the business and the Internet travel related industry. These costs are expected to increase over the following few months, these operational losses which are being generated by Leisure Planet Limited need to be funded by further injections of capital for which there is no assurance that the Company will be able to secure such funding.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company does not ordinarily hold market risk sensitive instruments for trading purposes. The company does however recognize market risk from interest rate, foreign currency exchange and commodity price exposure.

INTEREST RATE RISK

At December 31, 1999 approximately $2,6 Million of the Company's long term debt, specifically the borrowings in First Lifestyle Holdings Limited, bear interest at variable rates, similarly the cash resources of the company earns interest at variable rates. Accordingly the Company's net income and after tax cash flows are affected by fluctuations in interest rates. Assuming the current level of cash resources and borrowings at variable interest rates and assuming a two percentage point decrease in the average interest rate under these borrowings and cash resources, it is estimated that the net effect on interest would be a reduction in interest earned of $330,000. Resulting in a reduction in the Company's net income and after tax cash flow of $231,000. Any adverse changes in interest rates would likely result in management taking action to mitigate the Company's exposure. However, due to the uncertainty of the actions that management would take and their possible effects, this analysis assumes no action is taken. There are also no assurances that decrease or increases in interest rates will not exceed possible projections.

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

Date:  April 20, 2001

                                       LEISUREPLANET HOLDINGS, LTD.


                                       /s/ Clive Kabatznik
                                       ----------------------------------
                                       Clive Kabatznik
                                       Chief Executive Officer, President
                                       and Chief Financial Officer