Form 10-Q/A
period 2000-09-30
SILVERSTAR HOLDINGS LTD
filed 2001-05-04
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 3
                                       TO
                                   FORM 10-Q/A

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

                                EXPLANATORY NOTE


         September 30, 2000, the refiling, is due to a reversal of amortization charges related to the write off of intangible assets in the amount of $105,000. The intangible asset was written off in the revised 10K filed by the company, hence a restatement of the quarterly numbers.

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

     Signatures..................................................................................................18

                         LEISUREPLANET HOLDINGS LIMITED
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
                                                      ASSETS

--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        SEPTEMBER             JUNE
                                                                                              30,              30,
                                                                                             2000             2000
                                                                                         RESTATED         RESTATED
                                                                                                $                $
--------------------------------------------------------------------------------- ---------------- -----------------
CURRENT ASSETS
--------------------------------------------------------------------------------- ---------------- -----------------
       Cash and cash equivalents                                                       21,811,405       29,853,067
--------------------------------------------------------------------------------- ---------------- -----------------
       Accounts receivable, net                                                        14,016,546       10,608,197
--------------------------------------------------------------------------------- ---------------- -----------------
       Inventories                                                                      8,733,186        9,386,857
--------------------------------------------------------------------------------- ---------------- -----------------
       Prepaid expenses and other current assets                                        2,499,479        3,631,348
--------------------------------------------------------------------------------- ---------------- -----------------
       Deferred income taxes                                                                    -          898,280
                                                                                                -      -----------
--------------------------------------------------------------------------------- ---------------- -----------------
              TOTAL CURRENT ASSETS                                                     47,060,616       54,377,749
--------------------------------------------------------------------------------- ---------------- -----------------
Property, plant and equipment, net                                                     17,979,719       18,215,196
--------------------------------------------------------------------------------- ---------------- -----------------
Investments in Affiliates                                                               2,022,429        1,283,935
--------------------------------------------------------------------------------- ---------------- -----------------
Intangible assets, net                                                                 17,568,005       20,685,179
--------------------------------------------------------------------------------- ---------------- -----------------
Deferred charges                                                                          186,247          228,078
--------------------------------------------------------------------------------- ---------------- -----------------
Other assets                                                                           34,151,167           31,362
                                                                                       ----------    -------------
--------------------------------------------------------------------------------- ---------------- -----------------
TOTAL ASSETS                                                                           84,857,167       94,821,499
                                                                                       ==========       ==========
--------------------------------------------------------------------------------- ---------------- -----------------

                                      -3-

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         LEISUREPLANET HOLDINGS LIMITED

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        SEPTEMBER             JUNE
                                                                                              30,              30,
                                                                                             2000             2000
                                                                                         RESTATED         RESTATED
                                                                                                $                $
--------------------------------------------------------------------------------- ---------------- -----------------
CURRENT LIABILITIES
--------------------------------------------------------------------------------- ---------------- -----------------
       Bank overdraft                                                                   1,602,588          896,860
--------------------------------------------------------------------------------- ---------------- -----------------
       Current portion of long term debt                                                1,993,373        2,105,153
--------------------------------------------------------------------------------- ---------------- -----------------
       Accounts payable                                                                 9,218,060       13,046,686
--------------------------------------------------------------------------------- ---------------- -----------------
       Other provisions and accruals                                                    3,974,239        5,754,638
--------------------------------------------------------------------------------- ---------------- -----------------
       Dividends payable                                                                  286,806          179,840
--------------------------------------------------------------------------------- ---------------- -----------------
       Income taxes payable                                                               955,144          676,003
--------------------------------------------------------------------------------- ---------------- -----------------
       Other taxes payable                                                                134,236          303,812
                                                                                          -------      -----------
--------------------------------------------------------------------------------- ---------------- -----------------
              TOTAL CURRENT LIABILITIES                                                18,164,446       22,962,992
--------------------------------------------------------------------------------- ---------------- -----------------
Long term debt                                                                         15,256,735       15,473,769
--------------------------------------------------------------------------------- ---------------- -----------------
Deferred income taxes                                                                   3,462,191        4,402,038
                                                                                      -----------      -----------
--------------------------------------------------------------------------------- ---------------- -----------------
              TOTAL LIABILITIES                                                        36,883,372       42,838,799
                                                                                       ----------       ----------
--------------------------------------------------------------------------------- ---------------- -----------------
Minority interest                                                                      37,617,834       37,059,840
--------------------------------------------------------------------------------- ---------------- -----------------
FSAH mandatory redeemable preferred stock                                               8,236,102        8,771,930
--------------------------------------------------------------------------------- ---------------- -----------------
Commitments and contingencies (Note 9)
--------------------------------------------------------------------------------- ---------------- -----------------
STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------- ---------------- -----------------
Capital stock:
       A class common  stock,  $0.01 par value - authorized  23,000,000  Shares, issued and outstanding 8,368,676 shares
       (1999: 5,383,142 shares)                                                            83,687           83,687
--------------------------------------------------------------------------------- ---------------- -----------------
       B class common stock, $0.01 par value - authorized 2,000,000 shares,
       Issued and outstanding  946,589 shares (1999: 946,589 shares)                        9,466            9,466
--------------------------------------------------------------------------------- ---------------- -----------------
       FSAH B class  common  stock,  R0,001  par value -  authorized  10,000,000 shares, issued and outstanding 2,671,087 shares
       (1999: 2,550,466 shares)                                                               600              600
--------------------------------------------------------------------------------- ---------------- -----------------
       Preferred stock, $0.01 par value - authorized 5,000,000 shares, none
       Issued                                                                                   -                -
--------------------------------------------------------------------------------- ---------------- -----------------
       Additional paid-in capital                                                      64,307,442       64,307,442
--------------------------------------------------------------------------------- ---------------- -----------------
       Accumulated deficit                                                            (45,579,638)     (44,595,916)
--------------------------------------------------------------------------------- ---------------- -----------------
       Accumulated Other Comprehensive Income                                         (16,707,698)     (14,209,409)
                                                                                      ------------     ------------
--------------------------------------------------------------------------------- ---------------- -----------------
              TOTAL STOCKHOLDERS' EQUITY                                                2,113,859        5,595,870
                                                                                        ---------      -----------
--------------------------------------------------------------------------------- ---------------- -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             85,851,167       94,266,439
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

--------------------------------------------------------------------------------------------------------------------
                                                      ASSETS

--------------------------------------------------------------------------------------------------------------------
                                                                                        SEPTEMBER             JUNE
                                                                                              30,              30,
                                                                                             2000             2000
                                                                                                $                $
--------------------------------------------------------------------------------- ---------------- -----------------
CURRENT ASSETS
--------------------------------------------------------------------------------- ---------------- -----------------
       Cash and cash equivalents                                                       40,629,556       29,853,067
--------------------------------------------------------------------------------- ---------------- -----------------
       Accounts receivable, net                                                                 -       10,608,197
--------------------------------------------------------------------------------- ---------------- -----------------
       Inventories                                                                              -        9,386,857
--------------------------------------------------------------------------------- ---------------- -----------------
       Prepaid expenses and other current assets                                        1,848,430        3,631,348
--------------------------------------------------------------------------------- ---------------- -----------------
       Deferred income taxes                                                                    -          898,280
                                                                                                -      -----------
--------------------------------------------------------------------------------- ---------------- -----------------
              TOTAL CURRENT ASSETS                                                     42,477,986       54,377,749
--------------------------------------------------------------------------------- ---------------- -----------------
Property, plant and equipment, net                                                         17,694       18,215,196
--------------------------------------------------------------------------------- ---------------- -----------------
Investments in Affiliates                                                                 916,733        1,283,935
--------------------------------------------------------------------------------- ---------------- -----------------
Intangible assets, net                                                                  1,101,389       20,685,179
--------------------------------------------------------------------------------- ---------------- -----------------
Deferred charges                                                                          186,247          228,078
--------------------------------------------------------------------------------- ---------------- -----------------
Other assets                                                                                    -           31,362
                                                                                                     -------------
--------------------------------------------------------------------------------- ---------------- -----------------
TOTAL ASSETS                                                                           44,700,049       94,821,499
                                                                                       ==========       ==========
--------------------------------------------------------------------------------- ---------------- -----------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------------------------------------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------
                                                                                        SEPTEMBER             JUNE
                                                                                              30,              30,
                                                                                             2000             2000
                                                                                                $                $
--------------------------------------------------------------------------------- ---------------- -----------------
CURRENT LIABILITIES
--------------------------------------------------------------------------------- ---------------- -----------------
       Bank overdraft                                                                     182,171          896,860
--------------------------------------------------------------------------------- ---------------- -----------------
       Current portion of long term debt                                                  954,447        2,105,153
--------------------------------------------------------------------------------- ---------------- -----------------
       Accounts payable                                                                    83,086       13,046,686
--------------------------------------------------------------------------------- ---------------- -----------------
       Other provisions and accruals                                                      437,999        5,754,638
--------------------------------------------------------------------------------- ---------------- -----------------
       Dividends payable                                                                  286,724          179,840
--------------------------------------------------------------------------------- ---------------- -----------------
       Income taxes payable                                                                     -          676,003
--------------------------------------------------------------------------------- ---------------- -----------------
       Other taxes payable                                                                      -          303,812
                                                                                                -      -----------
--------------------------------------------------------------------------------- ---------------- -----------------
              TOTAL CURRENT LIABILITIES                                                 1,944,427       22,962,992
--------------------------------------------------------------------------------- ---------------- -----------------
Long term debt                                                                         14,156,250       15,473,769
--------------------------------------------------------------------------------- ---------------- -----------------
Deferred income taxes                                                                           -        4,402,038
                                                                                                -      -----------
--------------------------------------------------------------------------------- ---------------- -----------------
              TOTAL LIABILITIES                                                        16,100,677       42,838,799
                                                                                       ----------       ----------
--------------------------------------------------------------------------------- ---------------- -----------------
Minority interest                                                                               -       37,059,840
--------------------------------------------------------------------------------- ---------------- -----------------
FSAH mandatory redeemable preferred stock                                               8,236,102        8,771,930
--------------------------------------------------------------------------------- ---------------- -----------------
Commitments and contingencies (Note 9)
--------------------------------------------------------------------------------- ---------------- -----------------
STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------- ---------------- -----------------
Capital stock:
       A class common  stock,  $0.01 par value - authorized  23,000,000  Shares, issued and outstanding 8,368,676 shares
       (1999: 5,383,142 shares)                                                            83,687           83,687
--------------------------------------------------------------------------------- ---------------- -----------------
       B class common stock, $0.01 par value - authorized 2,000,000 shares,
       Issued and outstanding  946,589 shares (1999: 946,589 shares)                        9,466            9,466
--------------------------------------------------------------------------------- ---------------- -----------------
       FSAH B class  common  stock,  R0,001  par value -  authorized  10,000,000 shares, issued and outstanding 2,671,087 shares
       (1999: 2,550,466 shares)                                                               600              600
--------------------------------------------------------------------------------- ---------------- -----------------
       Preferred stock, $0.01 par value - authorized 5,000,000 shares, none
       Issued                                                                                   -                -
--------------------------------------------------------------------------------- ---------------- -----------------
       Additional paid-in capital                                                      64,307,442       64,307,442
--------------------------------------------------------------------------------- ---------------- -----------------
       Accumulated deficit                                                            (31,890,633)     (37,772,100)
--------------------------------------------------------------------------------- ---------------- -----------------
       Accumulated Other Comprehensive Income                                         (12,147,292)     (20,478,165)
                                                                                      ------------     ------------
--------------------------------------------------------------------------------- ---------------- -----------------
              TOTAL STOCKHOLDERS' EQUITY                                               20,363,270        6,150,930
                                                                                       ----------      -----------
--------------------------------------------------------------------------------- ---------------- -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             44,700,049       94,821,499
                                                                                       ==========       ==========
--------------------------------------------------------------------------------- ---------------- -----------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         LEISUREPLANET HOLDINGS LIMITED

           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                          THREE            THREE
                                                                                         MONTHS           MONTHS
                                                                                          ENDED            ENDED
                                                                                      SEPTEMBER        SEPTEMBER
                                                                                            30,              30,
                                                                                           2000             1999
                                                                                       RESTATED         RESTATED
                                                                                              $                $
--------------------------------------------------------------------------------- ---------------- -----------------
Revenues                                                                                      -                  -
                                                                                                   ---------------
--------------------------------------------------------------------------------- ---------------- -----------------
Operating expenses
--------------------------------------------------------------------------------- ---------------- -----------------
       Cost of sales                                                                          -                -
--------------------------------------------------------------------------------- ---------------- -----------------
       Selling, general and administrative costs                                        468,505          233,685
--------------------------------------------------------------------------------- ---------------- -----------------
       Amortisation of intangibles                                                       44,993           58,912
--------------------------------------------------------------------------------- ---------------- -----------------
       Depreciation                                                                       1,890            1,756
--------------------------------------------------------------------------------- ---------------- -----------------
       Foreign currency loss                                                            465,516                -
                                                                                        -------    -------------
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        980,904          294,353
                                                                                      ---------         --------
--------------------------------------------------------------------------------- ---------------- -----------------
Operating loss                                                                         (980,904)        (294,353)
--------------------------------------------------------------------------------- ---------------- -----------------
Equity in losses of affiliates                                                         (247,739)               -
--------------------------------------------------------------------------------- ---------------- -----------------
Preference dividend                                                                    (121,579)                  -
--------------------------------------------------------------------------------- ---------------- -----------------
Interest expense                                                                       (168,312)        (477,612)
                                                                                       ---------        ---------
--------------------------------------------------------------------------------- ---------------- -----------------
Loss from continuing operations before income taxes                                  (1,518,534)        (771,965)
--------------------------------------------------------------------------------- ---------------- -----------------
Provision for income taxes                                                                    -             (353)
                                                                                              -      ------------
--------------------------------------------------------------------------------- ---------------- -----------------
Loss from continuing operations                                                      (1,518,534)        (772,318)
--------------------------------------------------------------------------------- ---------------- -----------------
Discontinued operations (Note 7)
--------------------------------------------------------------------------------- ---------------- -----------------
       (Loss)/income from operations, net of income taxes of $512,366 and
       $661,060                                                                         534,812       (2,155,502)
                                                                                        -------       -----------
--------------------------------------------------------------------------------- ---------------- -----------------
Net loss                                                                               (983,722)      (2,927,820)
                                                                                     -----------      -----------
--------------------------------------------------------------------------------- ---------------- -----------------
Earnings/(Loss) per share - basic and diluted
--------------------------------------------------------------------------------- ---------------- -----------------
       Continuing operations                                                             ($0,16)          ($0,12)
--------------------------------------------------------------------------------- ---------------- -----------------
       Discontinued operations                                                            $0,06           ($0,34)
                                                                                         ------           -------
--------------------------------------------------------------------------------- ---------------- -----------------
       Net income/(loss)                                                                 ($0,12)          ($0,46)
                                                                                         -------          -------
--------------------------------------------------------------------------------- ---------------- -----------------
Weighted average common stock outstanding:
--------------------------------------------------------------------------------- ---------------- -----------------
       Basic and diluted                                                              9,315,265        6,377,981
                                                                                      ---------        ---------
--------------------------------------------------------------------------------- ---------------- -----------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         LEISUREPLANET HOLDINGS LIMITED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDUTED)

--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                          THREE            THREE
                                                                                         MONTHS           MONTHS
                                                                                          ENDED            ENDED
                                                                                      SEPTEMBER        SEPTEMBER
                                                                                            30,              30,
                                                                                           2000             1999
                                                                                       RESTATED         RESTATED
                                                                                              $                $
--------------------------------------------------------------------------------- ---------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
--------------------------------------------------------------------------------- ---------------- -----------------
       Net loss from continuing operations                                             (1,623,741)      (772,318)
                                                                                                   -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
                                                                                                   -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
       Dividend charge                                                                   121,579               -
                                                                                                   -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
       Depreciation and amortisation                                                     152,090          60,668
                                                                                                   -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
       Deferred income taxes                                                             177,761         291,726
                                                                                                   -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
       Net loss/(gain) on sale of assets                                                  12,484          31,244
                                                                                                   -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
       Net loss/(gain) on minority shares issued in Lifestyle                                  -             424
                                                                                                   -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
       Changes in operating assets and liabilities, net of                            (7,745,624)     (2,749,632)
          discontinued operations                                                                  -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
       Creation of debenture redemption reserve fund                                     131,250         281,250
                                                                                                   -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
       Equity in losses of affiliates                                                    247,739                  -
                                                                                         -------   ----------------
--------------------------------------------------------------------------------- ---------------- -----------------
Net cash used in continuing operations                                                (8,526,462)     (2,377,433)
--------------------------------------------------------------------------------- ---------------- -----------------
Net cash provided by discontinued operations                                           1,952,651         213,539
                                                                                       ---------      ----------
--------------------------------------------------------------------------------- ---------------- -----------------
Net cash used in operating activities                                                 (6,573,811)     (2,643,099)
                                                                                      -----------     -----------
--------------------------------------------------------------------------------- ---------------- -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
--------------------------------------------------------------------------------- ---------------- -----------------
       Acquisition of intangibles                                                         (5,004)         (5,954)
                                                                                                   -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
       Acquisition of property, plant and equipment                                   (1,520,226)       (880,525)
                                                                                                   -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
       Proceeds on disposal of property, plant and equipment                              68,808           9,134
                                                                                                   -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
       Proceeds on other  assets sold                                                        807               -
                                                                                                   -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
       Repayment of loan by affiliates                                                    95,000                -
                                                                                          ------   --------------
--------------------------------------------------------------------------------- ---------------- -----------------
Net cash provided by/(used in) investing activities                                   (1,360,615)       (877,345)
                                                                                      -----------      ----------
--------------------------------------------------------------------------------- ---------------- -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
--------------------------------------------------------------------------------- ---------------- -----------------
       Short term borrowings, net                                                         801,227     (1,114,067)
--------------------------------------------------------------------------------- ---------------- -----------------
       Proceeds from long term debt                                                             -      1,063,365
--------------------------------------------------------------------------------- ---------------- -----------------
       Repayment of long term debt                                                       (267,775)             -
--------------------------------------------------------------------------------- ---------------- -----------------
       Proceeds on minority shares issued in Lifestyle                                         -          16,221
                                                                                                   -----------------
--------------------------------------------------------------------------------- ---------------- -----------------
       Proceeds on issuance of common stock                                                     -        160,000
                                                                                                     -----------
--------------------------------------------------------------------------------- ---------------- -----------------
Net cash provided by financing activities                                                 533,452        125,519
                                                                                          -------    -----------
--------------------------------------------------------------------------------- ---------------- -----------------
Effect of exchange rate changes on cash                                                  (640,688)       117,324
                                                                                        ----------   -----------
--------------------------------------------------------------------------------- ---------------- -----------------
Net decrease in cash and cash equivalents                                              (8,041,662)    (3,277,601)
--------------------------------------------------------------------------------- ---------------- -----------------
Cash and cash equivalents at beginning of period                                       29,853,067     20,813,301
                                                                                       ----------     ----------
--------------------------------------------------------------------------------- ---------------- -----------------
Cash and cash equivalents at end of period                                             21,811,405     17,535,700
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
      ---------------------------------------------------------------------- ---------------- ----------------

4.     INVESTMENTS IN AFFILIATES

       A summary of the impact of these investments on the consolidated financial statements is presented below:

     ----------------------------------------------------- ---------------- ---------------- ----------------
                                                                EFFECTIVE        SEPTEMBER
                                                               PERCENTAGE              30,             JUNE
                                                                OWNERSHIP             2000              30,
                                                                                  RESTATED             2000
                                                                                         $                $
      ----------------------------------------------------- ---------------- ---------------- ----------------
      Investments in and receivables from unconsolidated
      affiliates
      ----------------------------------------------------- ---------------- ---------------- ----------------
             HotelSupplyGroup. Com                                     51%          86,376          183,134
      ----------------------------------------------------- ---------------- ---------------- ----------------
             Magnolia Broadband                                        48%       1,931,746          1,076,338
      ----------------------------------------------------- ---------------- ---------------- ----------------
             Hall Lifestyle Products                                   50%           4,307           24,463
      ----------------------------------------------------- ---------------- ---------------- ----------------
                                                                                 2,022,429        1,283,935
      ----------------------------------------------------- ---------------- ---------------- ----------------
      Equity share of losses of unconsolidated affiliates:
      ----------------------------------------------------- ---------------- ---------------- ----------------
             HotelSupplyGroup. Com                                     51%          (1,758)         (37,223)
      ----------------------------------------------------- ---------------- ---------------- ----------------
             Magnolia Broadband                                        48%        (245,981)        (123,662)
      ----------------------------------------------------- ---------------- ---------------- ----------------
                                                                                  (247,739)        (160,885)
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

       The following summarizes the operating results of the LPI segment:

      ---------------------------------------------------------------------- ---------------- ----------------
                                                                                     THREE            THREE
                                                                                    MONTHS           MONTHS
                                                                                     ENDED            ENDED
                                                                                 SEPTEMBER        SEPTEMBER
                                                                                       30,              30,
                                                                                      2000             1999
      ---------------------------------------------------------------------- ---------------- ----------------
      Revenue                                                                             -           65,597
                                                                                                      ------
      ---------------------------------------------------------------------- ---------------- ----------------
      Operating loss                                                                      -       (2,771,899)
                                                                                                  -----------
      ---------------------------------------------------------------------- ---------------- ----------------
      Net loss, net of minority interest of $nil and $nil                                 -       (2,766,427)
                                                                                 ----------       -----------
      ---------------------------------------------------------------------- ---------------- ----------------

6.     CASH FLOWS

       The changes in assets and liabilities consist of the following:

      ---------------------------------------------------------------------- ---------------- ----------------
                                                                                     THREE            THREE
                                                                                    MONTHS           MONTHS
                                                                                     ENDED            ENDED
                                                                                 SEPTEMBER        SEPTEMBER
                                                                                       30,              30,
                                                                                      2000             1999
                                                                                                   RESTATED
                                                                                         $                $
      ---------------------------------------------------------------------- ---------------- ----------------
      Decrease in accounts receivable                                           (4,181,079)      (3,091,469)
      ---------------------------------------------------------------------- ---------------- ----------------
      (Increase)/decrease in inventories                                            82,749         (370,612)
      ---------------------------------------------------------------------- ---------------- ----------------
      Increase in prepaid expenses and other current assets                        940,431         (134,002)
      ---------------------------------------------------------------------- ---------------- ----------------
      Increase/(decrease) in accounts payable                                   (3,279,543)         916,266
      ---------------------------------------------------------------------- ---------------- ----------------
      Decrease in other provisions and accruals                                 (1,638,469)        (562,391)
      ---------------------------------------------------------------------- ---------------- ----------------
      Increase in other taxes payable                                              330,287          139,456
      ---------------------------------------------------------------------- ---------------- ----------------
      Increase in income taxes payable                                                   -          353,120
                                                                                         -     ------------
      ---------------------------------------------------------------------- ---------------- ----------------
                                                                                (7,745,624)      (2,749,632)
                                                                                ===========      -----------
      ---------------------------------------------------------------------- ---------------- ----------------
      NET CASH PROVIDED BY DISCONTINUED OPERATIONS CONSISTS OF THE
      FOLLOWING:
      ---------------------------------------------------------------------- ---------------- ----------------
      Net income/(loss) of discontinued operations:                                534,812       (2,155,502)
      ---------------------------------------------------------------------- ---------------- ----------------
      Depreciation and amortisation                                                846,267        1,311,985
      ---------------------------------------------------------------------- ---------------- ----------------
      Minority share of (losses)/gains                                             557,993          577,851
      ---------------------------------------------------------------------- ---------------- ----------------
      Equity in losses of affiliates                                                13,579                -
      ---------------------------------------------------------------------- ---------------- ----------------
      Shares to be issued                                                                -          479,205
                                                                             ---------------    -----------
      ---------------------------------------------------------------------- ---------------- ----------------
                                                                                 1,952,651          213,539
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

Net (loss)/income

       As a result of the above the Company has achieved a loss of $0,98 Million in the current quarter as compared to a loss of $2,93 Million in the quarter ended September 30, 1999.

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

Date:   May 4, 2001

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