Form 10-Q/A
period 2000-12-31
SILVERSTAR HOLDINGS LTD
filed 2001-05-04
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 Amendment No. 1
                                    FORM 10-Q/A

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

                                EXPLANATORY NOTE

         December 31, 2000, the refiling, is due to a reversal of amortization charges related to the write off of intangible assets in the amount of $7,000 as well as the reversal of a charge of $447,000 to discontinued operations. These charges were written off in the revised 10K filed by the company, hence a restatement of the quarterly numbers.

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

PART II - OTHER INFORMATION

ITEM 6            Exhibits and Reports on Form 8-K

SIGNATURES

                           SILVERSTAR HOLDINGS LIMITED
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------
                                                        ASSETS
-------------------------------------------------------------------------------------- --------------- -----------------
                                                                                            DECEMBER              JUNE
                                                                                                 31,               30,
                                                                                                2000              2000
                                                                                            RESTATED          RESTATED
                                                                                                   $                 $
-------------------------------------------------------------------------------------- --------------- -----------------
CURRENT ASSETS
-------------------------------------------------------------------------------------- --------------- -----------------
         Cash and cash equivalents                                                        19,016,537        29,853,067
-------------------------------------------------------------------------------------- --------------- -----------------
         Accounts receivable, net of $426,220 reserve at June 30, 2000                             -        10,608,197
-------------------------------------------------------------------------------------- --------------- -----------------
         Inventories                                                                          15,909         9,386,857
-------------------------------------------------------------------------------------- --------------- -----------------
         Current portion of note receivable and prepaid expenses                             661,844         3,631,348
-------------------------------------------------------------------------------------- --------------- -----------------
         Deferred income taxes                                                                     -           898,280
                                                                                       ----------------    -----------
-------------------------------------------------------------------------------------- --------------- -----------------
                  TOTAL CURRENT ASSETS                                                    19,694,290        54,377,749
-------------------------------------------------------------------------------------- --------------- -----------------
Property, plant and equipment, net                                                           205,633        18,215,196
-------------------------------------------------------------------------------------- --------------- -----------------
Investments in affiliates                                                                  1,373,450         1,283,935
-------------------------------------------------------------------------------------- --------------- -----------------
Long term portion of notes receivables, net of contingent consideration                    5,212,902                 -
-------------------------------------------------------------------------------------- --------------- -----------------
Intangible assets, net                                                                     3,667,667        20,130,119
-------------------------------------------------------------------------------------- --------------- -----------------
Deferred charges                                                                             144,416           228,078
-------------------------------------------------------------------------------------- --------------- -----------------
Other assets                                                                                       -            31,362
                                                                                       ---------------   -------------
-------------------------------------------------------------------------------------- --------------- -----------------
TOTAL ASSETS                                                                              30,298,358        94,266,439
                                                                                          ==========        ==========
-------------------------------------------------------------------------------------- --------------- -----------------

SEE ACCOMPANYING NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                           SILVERSTAR HOLDINGS LIMITED
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------------
                                             LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------- --------------- ----------------
                                                                                                      DECEMBER             JUNE
                                                                                                           31,              30,
                                                                                                          2000             2000
                                                                                                      RESTATED         RESTATED
                                                                                                             $                $
----------------------------------------------------------------------------------------------- --------------- ----------------
CURRENT LIABILITIES
----------------------------------------------------------------------------------------------- --------------- ----------------
         Bank overdraft                                                                                  27,466         896,860
----------------------------------------------------------------------------------------------- --------------- ----------------
         Current portion of long term debt                                                           14,287,500       2,105,153
----------------------------------------------------------------------------------------------- --------------- ----------------
         Accounts payable                                                                                23,111      13,046,686
----------------------------------------------------------------------------------------------- --------------- ----------------
         Other provisions and accruals                                                                1,236,040       5,754,638
----------------------------------------------------------------------------------------------- --------------- ----------------
         Dividends payable                                                                                    -         179,840
----------------------------------------------------------------------------------------------- --------------- ----------------
         Income taxes payable                                                                                 -         676,003
----------------------------------------------------------------------------------------------- --------------- ----------------
         Other taxes payable                                                                                  -         303,812
                                                                                                ---------------     -----------
----------------------------------------------------------------------------------------------- --------------- ----------------
                  TOTAL CURRENT LIABILITIES                                                          15,574,117      22,962,992
----------------------------------------------------------------------------------------------- --------------- ----------------
Long term debt                                                                                                -      15,473,769
----------------------------------------------------------------------------------------------- --------------- ----------------
Deferred income taxes                                                                                         -       4,402,038
                                                                                                ----------------    -----------
----------------------------------------------------------------------------------------------- --------------- ----------------
                  TOTAL LIABILITIES                                                                  15,574,117      42,838,799
                                                                                                     ----------      ----------
----------------------------------------------------------------------------------------------- --------------- ----------------
Minority interest                                                                                             -      37,059,840
----------------------------------------------------------------------------------------------- --------------- ----------------
FSAH mandatory redeemable preferred stock                                                                     -       8,771,930
----------------------------------------------------------------------------------------------- --------------- ----------------
Commitments and contingencies (Note 8)
----------------------------------------------------------------------------------------------- --------------- ----------------
STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------- --------------- ----------------
Capital stock:
         A class common stock, $0.01 par value - authorized 23,000,000 Shares, issued and outstanding 8,099,776 shares
         (June 30: 8,368,676 shares)                                                                     83,687          83,687
----------------------------------------------------------------------------------------------- --------------- ----------------
         B class common stock, $0.01 par value - authorized 2,000,000 shares,
         Issued and outstanding 946,589 shares (June 30: 946,589 shares)                                  9,466           9,466
----------------------------------------------------------------------------------------------- --------------- ----------------
         FSAH B class common stock, R0.001 par value - authorized 10,000,000 shares, issued and outstanding 2,671,087 shares
         (June 30: 2,671,087 shares)                                                                        600             600
----------------------------------------------------------------------------------------------- --------------- ----------------
       Preferred stock, $0.01 par value - authorized 5,000,000 shares, none
       Issued                                                                                                 -               -
----------------------------------------------------------------------------------------------- --------------- ----------------
         Treasury stock, A class common stock - 268,900 shares,
         (June 30: 0 shares)                                                                           (215,645)              -
----------------------------------------------------------------------------------------------- --------------- ----------------
         Additional paid-in capital                                                                  64,307,442      64,307,442
----------------------------------------------------------------------------------------------- --------------- ----------------
         Accumulated deficit                                                                        (49,461,309)    (44,595,916)
----------------------------------------------------------------------------------------------- --------------- ----------------
         Accumulated other comprehensive income                                                               -     (14,209,412)
                                                                                                     ----------     ------------
----------------------------------------------------------------------------------------------- --------------- ----------------
                  TOTAL STOCKHOLDERS' EQUITY                                                         14,724,241       5,595,870
                                                                                                     ----------     -----------
----------------------------------------------------------------------------------------------- --------------- ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                           30,298,358      94,266,439
                                                                                                     ==========      ==========
----------------------------------------------------------------------------------------------- --------------- ----------------

                                      -4-

SEE ACCOMPANYING NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                           SILVERSTAR HOLDINGS LIMITED
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

------------------------------------------------------------------------------------------- --------------- --------------
                                                                                                    THREE           THREE
                                                                                                   MONTHS          MONTHS
                                                                                                    ENDED           ENDED
                                                                                              DECEMBER 31     DECEMBER 31
                                                                                                     2000            1999
                                                                                                 RESTATED        RESTATED
                                                                                                        $               $
------------------------------------------------------------------------------------------- --------------- --------------
Revenues                                                                                                -               -
                                                                                            -------------   -------------
------------------------------------------------------------------------------------------- --------------- --------------
Operating expenses
------------------------------------------------------------------------------------------- --------------- --------------
         Cost of sales                                                                                  -               -
------------------------------------------------------------------------------------------- --------------- --------------
         Selling, general and administrative costs                                                446,972         472,609
------------------------------------------------------------------------------------------- --------------- --------------
         Amortization of intangibles                                                              207,485          58,061
------------------------------------------------------------------------------------------- --------------- --------------
         Depreciation                                                                               6,134           1,313
------------------------------------------------------------------------------------------- --------------- --------------
         Foreign currency loss                                                                    323,526               -
                                                                                             ------------   -------------
------------------------------------------------------------------------------------------- --------------- --------------
                                                                                                  984,117         531,983
                                                                                             ------------   -------------
------------------------------------------------------------------------------------------- --------------- --------------
Operating loss                                                                                   (984,117)       (531,983)
------------------------------------------------------------------------------------------- --------------- --------------
Other income                                                                                            -          56,731
------------------------------------------------------------------------------------------- --------------- --------------
Equity in losses of affiliates                                                                   (570,569)              -
------------------------------------------------------------------------------------------- --------------- --------------
Preference dividend                                                                               (43,531)              -
------------------------------------------------------------------------------------------- --------------- --------------
Interest income                                                                                   956,322               -
------------------------------------------------------------------------------------------- --------------- --------------
Interest expense                                                                                 (315,581)       (508,776)
                                                                                               -----------       ---------
------------------------------------------------------------------------------------------- --------------- --------------
Loss from continuing operations before income taxes                                              (957,476)       (984,028)
------------------------------------------------------------------------------------------- --------------- --------------
Provision for income taxes                                                                              -            (444)
                                                                                            ---------------   ------------
------------------------------------------------------------------------------------------- --------------- --------------
Loss from continuing operations                                                                  (957,476)       (984,472)
------------------------------------------------------------------------------------------- --------------- --------------
Discontinued operations (Note 6)
------------------------------------------------------------------------------------------- --------------- --------------
       Loss from discontinued operations, net of income taxes of $255,643 and
       $1,454,540                                                                                       -      (1,126,454)
------------------------------------------------------------------------------------------- --------------- --------------
       Loss on disposal of discontinued operations                                               (837,919)              -
                                                                                              ------------     ----------
------------------------------------------------------------------------------------------- --------------- --------------
Net loss                                                                                       (1,795,395)     (2,110,926)
                                                                                               -----------     -----------
------------------------------------------------------------------------------------------- --------------- --------------
Loss per share - basic and diluted
------------------------------------------------------------------------------------------- --------------- --------------
         Continuing operations                                                                    ($0.10)         ($0.14)
------------------------------------------------------------------------------------------- --------------- --------------
         Discontinued operations                                                                  $(0.09)         ($0.16)
                                                                                                 --------         -------
------------------------------------------------------------------------------------------- --------------- --------------
         Net loss                                                                                 ($0.19)         ($0.30)
                                                                                                  -------         -------
------------------------------------------------------------------------------------------- --------------- --------------
Weighted average common stock outstanding                                                       9,274,776       7,153,185
                                                                                                ---------       ---------
------------------------------------------------------------------------------------------- --------------- --------------

                                      -5-

SEE ACCOMPANYING NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                           SILVERSTAR HOLDINGS LIMITED
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

-------------------------------------------------------------------------------------- ----------------- ----------------
                                                                                                 SIX               SIX
                                                                                              MONTHS            MONTHS
                                                                                               ENDED             ENDED
                                                                                            DECEMBER          DECEMBER
                                                                                                  31                31
                                                                                                2000              1999
                                                                                            RESTATED          RESTATED
                                                                                                   $                 $
-------------------------------------------------------------------------------------- ----------------- ----------------
Revenues                                                                                            -                  -
                                                                                       --------------    ---------------
-------------------------------------------------------------------------------------- ----------------- ----------------
Operating expenses
-------------------------------------------------------------------------------------- ----------------- ----------------
         Cost of sales                                                                             -                 -
-------------------------------------------------------------------------------------- ----------------- ----------------
         Selling, general and administrative costs                                           915,477           706,294
-------------------------------------------------------------------------------------- ----------------- ----------------
         Amortization of intangibles                                                         144,145           116,973
-------------------------------------------------------------------------------------- ----------------- ----------------
         Depreciation                                                                          8,024             3,069
-------------------------------------------------------------------------------------- ----------------- ----------------
         Foreign currency loss                                                               789,042                 -
                                                                                          ----------     -------------
-------------------------------------------------------------------------------------- ----------------- ----------------
                                                                                           1,856,688           826,336
                                                                                           ---------          --------
-------------------------------------------------------------------------------------- ----------------- ----------------
Operating loss                                                                            (1,856,688)         (826,336)
-------------------------------------------------------------------------------------- ----------------- ----------------
Other income                                                                                       -            56,731
-------------------------------------------------------------------------------------- ----------------- ----------------
Equity in losses of affiliates                                                              (926,642)                -
-------------------------------------------------------------------------------------- ----------------- ----------------
Preference dividend                                                                         (165,110)                -
-------------------------------------------------------------------------------------- ----------------- ----------------
Interest income                                                                              875,967                 -
-------------------------------------------------------------------------------------- ----------------- ----------------
Interest expense                                                                            (403,538)         (986,388)
                                                                                          -----------         ---------
-------------------------------------------------------------------------------------- ----------------- ----------------
Loss from continuing operations before income taxes                                       (2,476,011)       (1,755,993)
-------------------------------------------------------------------------------------- ----------------- ----------------
Provision for income taxes                                                                           -            (797)
                                                                                       ---------------     ------------
-------------------------------------------------------------------------------------- ----------------- ----------------
Loss from continuing operations                                                           (2,476,011)       (1,756,790)
-------------------------------------------------------------------------------------- ----------------- ----------------
Discontinued operations (Note 6)
-------------------------------------------------------------------------------------- ----------------- ----------------
       Loss from discontinued operations, net of income taxes of $760,658 and
       $2,115,581                                                                                  -        (3,281,956)
                                                                                         -----------       -----------
-------------------------------------------------------------------------------------- ----------------- ----------------
       Loss on disposal of discontinued operations                                        (2,389,382)                -
                                                                                          -----------      -----------
-------------------------------------------------------------------------------------- ----------------- ----------------
Net loss                                                                                  (4,865,393)       (5,038,746)
                                                                                          -----------       -----------
-------------------------------------------------------------------------------------- ----------------- ----------------
Loss per share - basic and diluted
-------------------------------------------------------------------------------------- ----------------- ----------------
         Continuing operations                                                               $(0.00)           ($0.26)
-------------------------------------------------------------------------------------- ----------------- ----------------
         Discontinued operations                                                             $(0.00)           ($0.48)
                                                                                             -------           -------
-------------------------------------------------------------------------------------- ----------------- ----------------
         Net loss                                                                            ($0.00)           ($0.74)
                                                                                             -------           -------
-------------------------------------------------------------------------------------- ----------------- ----------------
Weighted average common stock outstanding:                                                 9,295,020         6,769,152
                                                                                           ---------         ---------
-------------------------------------------------------------------------------------- ----------------- ----------------

                                      -6-

SEE ACCOMPANYING NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                           SILVERSTAR HOLDINGS LIMITED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDUTED)

---------------------------------------------------------------------------------------------- ---------------- -----------------
                                                                                                  SIX MONTHS       SIX MONTHS
                                                                                                       ENDED            ENDED
                                                                                                    DECEMBER         DECEMBER
                                                                                                          31               31
                                                                                                        2000             1999
                                                                                                    RESTATED         RESTATED
                                                                                                           $                $
---------------------------------------------------------------------------------------------- ---------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Net loss from continuing operations                                                        (2,476,011)    (1,756,790)
---------------------------------------------------------------------------------------------- ---------------- -----------------
 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
---------------------------------------------------------------------------------------------- ---------------- -----------------
       Dividend charge                                                                               (165,110)              -
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Depreciation and amortization                                                                152,169         120,042
---------------------------------------------------------------------------------------------- ---------------- -----------------
        Changes in operating assets and liabilities, net of discontinued
        operations                                                                                 (1,491,848)       (500,453)
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Creation of debenture redemption reserve fund                                                262,500         562,500
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Equity in losses of affiliates                                                               926,642                  -
                                                                                                  -----------   ----------------
---------------------------------------------------------------------------------------------- ---------------- -----------------
Net cash used in continuing operations                                                             (2,791,658)     (1,574,701)
---------------------------------------------------------------------------------------------- ---------------- -----------------
Net cash used in discontinued operations                                                             (783,913)     (8,083,422)
                                                                                                     ---------    ------------
---------------------------------------------------------------------------------------------- ---------------- -----------------
Net cash used in operating activities                                                              (3,575,571)     (9,658,123)
                                                                                                   -----------     -----------
---------------------------------------------------------------------------------------------- ---------------- -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Acquisition of intangibles                                                                    (4,807)       (493,073)
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Acquisition of property, plant and equipment                                              (1,640,963)     (4,004,673)
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Changes in long term receivables                                                           1,046,522               -
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Acquisition of subsidiary (net of cash of $863,337)                                       (3,454,569)              -
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Proceeds on transactions with minorities                                                           -      21,298,860
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Proceeds on disposal of property, plant and equipment                                         74,150           9,065
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Net proceeds on sale of discontinued operations                                           11,102,549
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Proceeds on other assets sold                                                                  1,042               -
---------------------------------------------------------------------------------------------- ---------------- -----------------
       Repayment of loan by affiliates                                                                161,500               -
                                                                                                  -----------     -----------
---------------------------------------------------------------------------------------------- ---------------- -----------------
Net cash provided by investing activities                                                           7,285,424      16,810,179
                                                                                                    ---------      ----------
---------------------------------------------------------------------------------------------- ---------------- -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Short term borrowings, net                                                                 (1,008,243)      (279,648)
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Repayment of long term debt                                                                (1,186,661)       (36,915)
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Treasury stock transactions                                                                  (215,642)             -
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Redemption of preference shares                                                            (8,153,928)
---------------------------------------------------------------------------------------------- ---------------- -----------------
         Proceeds on issuance of common stock                                                                -     20,576,253
                                                                                               ----------------    ----------
---------------------------------------------------------------------------------------------- ---------------- -----------------
Net cash (used in)/provided by financing activities                                                (10,564,474)    20,259,690
                                                                                                   ------------    ----------
---------------------------------------------------------------------------------------------- ---------------- -----------------
Effect of exchange rate changes on cash                                                             (3,981,909)      (176,612)
                                                                                                   ------------      ---------
---------------------------------------------------------------------------------------------- ---------------- -----------------
Net (decrease)/ increase in cash and cash equivalents                                              (10,836,530)    27,235,134
---------------------------------------------------------------------------------------------- ---------------- -----------------
Cash and cash equivalents at beginning of period                                                    29,853,067     20,813,301
                                                                                                    ----------     ----------
---------------------------------------------------------------------------------------------- ---------------- -----------------
Cash and cash equivalents at end of period                                                          19,016,537     48,048,435
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

                                    RESTATED

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
      ------------------------------------------------------------------- ---------------------- -----------------------

       FIRST LIFESTYLE HOLDINGS LIMITED ("LIFESTYLE")

       The following summarizes the operating results of the Lifestyle discontinued operation:

      ------------------------------------------------------------------ ---------------------- ----------------------
                                                                                   SIX                    SIX
                                                                                MONTHS                 MONTHS
                                                                                 ENDED                  ENDED
                                                                          DECEMBER 31, 2000      DECEMBER 31, 1999
                                                                              RESTATED               RESTATED
                                                                                     $                      $
      ------------------------------------------------------------------ ---------------------- ----------------------
      Revenue                                                                28,819,495             52,715,948
                                                                             ----------             ----------
      ------------------------------------------------------------------ ---------------------- ----------------------
      Operating (loss)/income                                                (1,506,371)             6,359,959
                                                                             -----------             ---------
      ------------------------------------------------------------------ ---------------------- ----------------------
      Net (loss)/income, net of minority interest of
      $844,273 and $2,373,898                                                (2,389,382)             2,209,231
                                                                             -----------             ---------
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

Amortization of intangibles

       Amortization of intangibles increased from $0.12 million for the six months ended December 31, 1999 to $0.24 million in the six months ended December 31, 2000. This increase is not significant.

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

Discontinued operations

       During the current period, loss on disposal of discontinued operations of $2.39 million was recorded as compared to a loss from discontinued operations of $3.28 million in the prior year period. The prior year period included a loss of $5.50 million relating to LPI. LPI went into administration during the current period and no further operating losses were recorded as the remaining assets and liabilities were fully provided for at June 30, 2000. The loss on disposal of discontinued operations generated by Lifestyle relates primarily to translation losses as a result of the decline in South African exchange rates.

Net loss

       As a result of the above, the Company had losses of $4.87 million in the six months ended December 31, 2000 as compared to a loss of $5.04 million during the six months ended December 31, 1999.

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

       FOREIGN CURRENCY RISK

The Company continues to have investments that are denominated in South African Rands. This exposes the Company to market risk with respect to fluctuations in the relative value of the South African Rand against the US Dollar. Beginning in January 2000, a portion of the exposure has been covered by forward exchange contracts. If not covered, every 1% decline in the Rand/US Dollar exchange rate will result in a $10,000 loss on a $132,000 investment in South Africa. Subsequent to the quarter-end the Rand has depreciated against the US Dollar by approximately 2.5% to February 6, 2000.

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

                  None.

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

       Date:  May 4, 2001
                                          SILVERSTAR HOLDINGS, LTD.



                                          /s/ Clive Kabatznik
                                          -------------------
                                          Clive Kabatznik
                                          Chief Executive Officer, President and
                                          Chief Financial Officer