Form 10-Q
period 2001-03-31
SILVERSTAR HOLDINGS LTD
filed 2001-05-15
CIK 1003390

SILVERSTAR HOLDINGS LIMITED

             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

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

       The number of shares of common stock outstanding as of May 14, 2001 was 8,184,958.

                          SILVERSTAR HOLDINGS LIMITED

            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Balance Sheets (Unaudited) at March 31, 2001 and June 30, 2000

         Condensed Consolidated Statements of Operations (Unaudited) for the  three and nine months ended March 31, 2001 and 2000

         Condensed Consolidated Statements of Cash Flows (Unaudited)for the nine months ended March
         31, 2001 and 2000

         Notes to the Condensed Consolidated Financial Statements (Unaudited)

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

PART II - OTHER INFORMATION

ITEM 6.           Exhibits and Reports on Form 8-K

SIGNATURES

                                             SILVERSTAR HOLDINGS LIMITED

                                  CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
                                     ASSETS
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                          MARCH               JUNE
                                                                                            31,                30,
                                                                                           2001               2000
                                                                                                          RESTATED
                                                                                              $                  $
--------------------------------------------------------------------------------- ---------------- -----------------
CURRENT ASSETS
--------------------------------------------------------------------------------- ---------------- -----------------
         Cash and cash equivalents                                                   12,197,191         29,853,067
--------------------------------------------------------------------------------- ---------------- -----------------
         Accounts receivable, net                                                             -         10,608,197
--------------------------------------------------------------------------------- ---------------- -----------------
         Inventories                                                                    403,715          9,386,857
--------------------------------------------------------------------------------- ---------------- -----------------
         Prepaid expenses and other current assets                                      899,621          3,631,348
--------------------------------------------------------------------------------- ---------------- -----------------
         Deferred income taxes                                                                -            898,280
                                                                                  ----------------     -----------
--------------------------------------------------------------------------------- ---------------- -----------------
                  TOTAL CURRENT ASSETS                                               13,500,527         54,377,749
--------------------------------------------------------------------------------- ---------------- -----------------
Property, plant and equipment, net                                                      201,308         18,215,196
--------------------------------------------------------------------------------- ---------------- -----------------
Investments in affiliates                                                             1,229,513          1,283,935
--------------------------------------------------------------------------------- ---------------- -----------------
Long term receivable                                                                  5,071,069                  -
--------------------------------------------------------------------------------- ---------------- -----------------
Intangible assets, net                                                                3,602,404         20,130,119
--------------------------------------------------------------------------------- ---------------- -----------------
Deferred charges                                                                         52,652            228,078
--------------------------------------------------------------------------------- ---------------- -----------------
Other assets                                                                                  -             31,362
                                                                                  ----------------   -------------
--------------------------------------------------------------------------------- ---------------- -----------------
TOTAL ASSETS                                                                         23,657,473         94,266,439
                                                                                     ==========         ==========
--------------------------------------------------------------------------------- ---------------- -----------------




--------------------------------------------------------------------------------------------------------------------
                                         LIABILITIES AND STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                            MARCH             JUNE
                                                                                              31,              30,
                                                                                             2001             2000
                                                                                                          RESTATED
                                                                                                $                $
--------------------------------------------------------------------------------- ---------------- -----------------
CURRENT LIABILITIES
--------------------------------------------------------------------------------- ---------------- -----------------
         Bank overdraft                                                                    12,098          896,860
--------------------------------------------------------------------------------- ---------------- -----------------
         Current portion of long term debt                                              7,449,765        2,105,153
--------------------------------------------------------------------------------- ---------------- -----------------
         Accounts payable                                                                 426,519       13,046,686
--------------------------------------------------------------------------------- ---------------- -----------------
         Other provisions and accruals                                                    652,166        5,754,638
--------------------------------------------------------------------------------- ---------------- -----------------
         Deferred revenue                                                               1,530,430                -
--------------------------------------------------------------------------------- ---------------- -----------------
         Dividends payable                                                                      -          179,840
--------------------------------------------------------------------------------- ---------------- -----------------
         Income taxes payable                                                                   -          676,003
--------------------------------------------------------------------------------- ---------------- -----------------
         Other taxes payable                                                                    -          303,812
                                                                                  -----------------    -----------
--------------------------------------------------------------------------------- ---------------- -----------------
                  TOTAL CURRENT LIABILITIES                                            10,070,978       22,962,992
--------------------------------------------------------------------------------- ---------------- -----------------
Long term debt                                                                                  -       15,473,769
--------------------------------------------------------------------------------- ---------------- -----------------
Deferred income taxes                                                                           -        4,402,038
                                                                                  ----------------     -----------
--------------------------------------------------------------------------------- ---------------- -----------------
                  TOTAL LIABILITIES                                                    10,070,978       42,838,799
                                                                                     ------------       ----------
--------------------------------------------------------------------------------- ---------------- -----------------
Minority interest                                                                               -       37,059,840
--------------------------------------------------------------------------------- ---------------- -----------------
FSAH mandatory redeemable preferred stock                                                       -        8,771,930
--------------------------------------------------------------------------------- ---------------- -----------------
Commitments and contingencies (Note 9)                                                          -                -
--------------------------------------------------------------------------------- ---------------- -----------------
STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------- ---------------- -----------------
Capital stock:
         A class common stock, $0.01 par value - authorized 23,000,000 Shares, issued and outstanding 7,246,010 shares
         (June 30: 8,368,676 shares)                                                       72,460           83,687
--------------------------------------------------------------------------------- ---------------- -----------------
         B class common stock, $0.01 par value - authorized 2,000,000 shares,
         Issued and outstanding 946,589 shares (June 30: 946,589 shares)                    9,466            9,466
--------------------------------------------------------------------------------- ---------------- -----------------
         FSAH B class common stock, R0.001 par value - authorized 10,000,000 shares, issued and outstanding 2,671,087 shares
         (June 30: 2,671,087 shares)                                                          600              600
--------------------------------------------------------------------------------- ---------------- -----------------
       Preferred stock, $0.01 par value - authorized 5,000,000 shares, none
       Issued                                                                                   -                -
--------------------------------------------------------------------------------- ---------------- -----------------
         Additional paid-in capital                                                    63,408,692       64,307,442
--------------------------------------------------------------------------------- ---------------- -----------------
         Accumulated deficit                                                          (49,904,723)     (44,595,916)
--------------------------------------------------------------------------------- ---------------- -----------------
         Accumulated Other Comprehensive Income                                                 -      (14,209,409)
                                                                                  -----------------    ------------
--------------------------------------------------------------------------------- ---------------- -----------------
                  TOTAL STOCKHOLDERS' EQUITY                                           13,586,495        5,595,870
                                                                                       ----------      -----------
--------------------------------------------------------------------------------- ---------------- -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             23,657,473       94,266,439
                                                                                       ==========       ==========
--------------------------------------------------------------------------------- ---------------- -----------------



                                             SILVERSTAR HOLDINGS LIMITED

                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

--------------------------------------------------------------------------------- ---------------- ----------------
                                                                                          THREE            THREE
                                                                                         MONTHS           MONTHS
                                                                                          ENDED            ENDED
                                                                                          MARCH            MARCH
                                                                                            31,              31,
                                                                                           2001             2000
                                                                                                        RESTATED
                                                                                              $                $
--------------------------------------------------------------------------------- ---------------- ----------------
Revenues                                                                                511,900                  -
                                                                                        -------    ---------------
--------------------------------------------------------------------------------- ---------------- ----------------
Operating expenses
--------------------------------------------------------------------------------- ---------------- ----------------
         Cost of sales                                                                  404,107                -
--------------------------------------------------------------------------------- ---------------- ----------------
         Selling, general and administrative costs                                    1,285,615          455,226
--------------------------------------------------------------------------------- ---------------- ----------------
         Amortization of intangibles                                                    109,788           67,879
--------------------------------------------------------------------------------- ---------------- ----------------
         Depreciation                                                                     9,901            1,297
--------------------------------------------------------------------------------- ---------------- ----------------
         Equity in losses of affiliates                                                 393,937                -
                                                                                        -------    -------------
--------------------------------------------------------------------------------- ---------------- ----------------
                                                                                      2,203,348          524,402
                                                                                      ---------         --------
--------------------------------------------------------------------------------- ---------------- ----------------
Operating loss                                                                       (1,691,448)        (524,402)
--------------------------------------------------------------------------------- ---------------- ----------------
Other income                                                                             56,633                -
--------------------------------------------------------------------------------- ---------------- ----------------
Interest income                                                                         395,359                -
--------------------------------------------------------------------------------- ---------------- ----------------
Foreign currency losses, net                                                            (98,235)               -
--------------------------------------------------------------------------------- ---------------- ----------------
Interest expense                                                                       (132,619)        (148,805)
                                                                                       ---------        ---------
--------------------------------------------------------------------------------- ---------------- ----------------
Loss from continuing operations before income taxes                                  (1,470,310)        (673,207)
--------------------------------------------------------------------------------- ---------------- ----------------
Provision for income taxes                                                                    -              155
                                                                                  ----------------    ----------
--------------------------------------------------------------------------------- ---------------- ----------------
Loss from continuing operations                                                      (1,470,310)        (673,052)
--------------------------------------------------------------------------------- ---------------- ----------------
Discontinued operations (Note 6)
Loss from operations, net of income taxes of $0 and ($195,435)                                -       (3,897,866)
                                                                                  ---------------     -----------
--------------------------------------------------------------------------------- ---------------- ----------------
Loss before extraordinary item                                                       (1,470,310)      (4,570,918)
                                                                                     -----------      -----------
--------------------------------------------------------------------------------- ---------------- ----------------
Extraordinary item-gain on extinguishment of debt, net of taxes of $nil and
$nil (Note 7)                                                                         1,026,896                -
                                                                                  ---------------     -----------
--------------------------------------------------------------------------------- ---------------- ----------------
Net loss                                                                               (443,414)      (4,570,918)
                                                                                       ---------      -----------
--------------------------------------------------------------------------------- ---------------- ----------------
Loss per share - basic and diluted
--------------------------------------------------------------------------------- ---------------- ----------------
         Continuing operations                                                          ($0.17)          ($0.08)
--------------------------------------------------------------------------------- ---------------- ----------------
         Discontinued operations and foreign currency losses                            ($0.00)          ($0.43)
                                                                                        -------          -------
--------------------------------------------------------------------------------- ---------------- ----------------
           Loss before extraordinary item                                               ($0.17)          ($0.51)
--------------------------------------------------------------------------------- ---------------- ----------------
         Extraordinary item                                                               $.12             -
                                                                                          ----
--------------------------------------------------------------------------------- ---------------- ----------------
           Net loss                                                                     ($0.05)          ($0.51)
                                                                                        -------          -------
--------------------------------------------------------------------------------- ---------------- ----------------
Weighted average common stock outstanding:
--------------------------------------------------------------------------------- ---------------- ----------------
         Basic                                                                        8,680,302        9,002,398
                                                                                      ---------        ---------
--------------------------------------------------------------------------------- ---------------- ----------------
         Diluted                                                                      8,680,302        9,002,398
                                                                                      ---------        ---------
--------------------------------------------------------------------------------- ---------------- ----------------

                                             SILVERSTAR HOLDINGS LIMITED

                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

----------------------------------------------------------------------------------- --------------- -----------------
                                                                                             NINE            NINE
                                                                                           MONTHS          MONTHS
                                                                                            ENDED           ENDED
                                                                                            MARCH           MARCH
                                                                                              31,             31,
                                                                                             2001            2000
                                                                                                         RESTATED
                                                                                                $               $
----------------------------------------------------------------------------------- --------------- -----------------
Revenues                                                                                  511,900                 -
                                                                                          -------   ---------------
----------------------------------------------------------------------------------- --------------- -----------------
Operating expenses
----------------------------------------------------------------------------------- --------------- -----------------
         Cost of sales                                                                    404,107               -
----------------------------------------------------------------------------------- --------------- -----------------
         Selling, general and administrative costs                                      2,201,092       1,162,240
----------------------------------------------------------------------------------- --------------- -----------------
         Amortization of intangibles                                                      253,933         184,852
----------------------------------------------------------------------------------- --------------- -----------------
         Depreciation                                                                      17,925           4,366
----------------------------------------------------------------------------------- --------------- -----------------
         Equity in losses of affiliates                                                 1,320,579                  -
                                                                                        ---------   ----------------
----------------------------------------------------------------------------------- --------------- -----------------
                                                                                        4,197,636       1,351,458
----------------------------------------------------------------------------------- --------------- -----------------
Operating loss                                                                         (3,685,736)     (1,351,458)
----------------------------------------------------------------------------------- --------------- -----------------
Other income                                                                               56,633          56,731
----------------------------------------------------------------------------------- --------------- -----------------
Interest income                                                                         1,271,326               -
----------------------------------------------------------------------------------- --------------- -----------------
Foreign currency losses, net                                                             (887,277)              -
----------------------------------------------------------------------------------- --------------- -----------------
Interest expense                                                                         (536,157)     (1,134,473)
                                                                                         ---------     -----------
----------------------------------------------------------------------------------- --------------- -----------------
Loss from continuing operations before income taxes                                    (3,781,211)     (2,429,200)
----------------------------------------------------------------------------------- --------------- -----------------
Provision for income taxes                                                                      -            (642)
                                                                                    ----------------  ------------
----------------------------------------------------------------------------------- --------------- -----------------
Loss from continuing operations                                                        (3,781,211)     (2,429,842)
----------------------------------------------------------------------------------- --------------- -----------------
Discontinued operations (Note 6)
       Loss from operations, net of income taxes of $nil and $2,115,736
       Loss on disposal of discontinued operations, net of income taxes of $nil                 -      (7,179,823)
       and $nil                                                                        (2,554,492)              -
                                                                                       -----------    -----------
----------------------------------------------------------------------------------- --------------- -----------------
Loss before extraordinary item                                                         (6,335,703)     (9,609,665)
----------------------------------------------------------------------------------- --------------- -----------------
Extraordinary item-gain on extinguishments of debt, net of taxes $nil and $nil
(Note 7)                                                                                1,026,896               -
                                                                                        ---------     -----------
----------------------------------------------------------------------------------- --------------- -----------------
Net loss                                                                               (5,308,807)     (9,609,665)
                                                                                       -----------     -----------
----------------------------------------------------------------------------------- --------------- -----------------
Loss per share - basic and diluted
----------------------------------------------------------------------------------- --------------- -----------------
         Continuing operations                                                            ($0.42)         ($0.33)
----------------------------------------------------------------------------------- --------------- -----------------
         Discontinued operations foreign currency losses                                  ($0.28)         ($0.98)
                                                                                          -------         -------
----------------------------------------------------------------------------------- --------------- -----------------
           Loss before extraordinary item                                                 ($0.70)         ($1.31)
----------------------------------------------------------------------------------- --------------- -----------------
           Extraordinary item                                                              $0.12          ($0.0)
                                                                                           -----          ------
----------------------------------------------------------------------------------- --------------- -----------------
           Net loss                                                                       ($0.58)         ($1.31)
                                                                                          -------         -------
----------------------------------------------------------------------------------- --------------- -----------------
Weighted average common stock outstanding:
----------------------------------------------------------------------------------- --------------- -----------------
         Basic                                                                          9,089,841       7,343,185
                                                                                        ---------       ---------
----------------------------------------------------------------------------------- --------------- -----------------
         Diluted                                                                        9,089,841       7,343,185
                                                                                        ---------       ---------
----------------------------------------------------------------------------------- --------------- -----------------


                                             SILVERSTAR HOLDINGS LIMITED

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDUTED)

--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                    NINE MONTHS      NINE MONTHS
                                                                                          ENDED            ENDED
                                                                                      MARCH 31,        MARCH 31,
                                                                                           2001             2000
                                                                                                        RESTATED
                                                                                              $                $
--------------------------------------------------------------------------------- ---------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
--------------------------------------------------------------------------------- ---------------- -----------------
         Net income/(loss) from continuing operations                                  (3,781,211)    (2,429,842)
--------------------------------------------------------------------------------- ---------------- -----------------
 ADJUSTMENTS TO RECONCILE NET INCOME/(LOSS) TO NET CASH USED IN OPERATING
 ACTIVITIES:
--------------------------------------------------------------------------------- ---------------- -----------------
         Depreciation and amortization                                                   294,867         189,218
--------------------------------------------------------------------------------- ---------------- -----------------
         Issuance of warrants for consulting fees                                         34,326               -
--------------------------------------------------------------------------------- ---------------- -----------------
         Net loss on sale of assets                                                            -          63,167
--------------------------------------------------------------------------------- ---------------- -----------------
        Changes in operating assets and liabilities, net of discontinued
        Operations                                                                      (699,026)       (613,931)
--------------------------------------------------------------------------------- ---------------- -----------------
         Creation of debenture redemption reserve fund                                   262,500         393,750
--------------------------------------------------------------------------------- ---------------- -----------------
         Equity in losses of affiliates                                                1,320,579                  -
--------------------------------------------------------------------------------- ---------------- -----------------
Net cash used in continuing operations                                                (2,567,965)     (2,397,638)
--------------------------------------------------------------------------------- ---------------- -----------------
Net cash used in discontinued operations                                              (1,114,133)    (13,192,732)
--------------------------------------------------------------------------------- ---------------- -----------------
Net cash used in operating activities                                                 (3,682,098)    (15,590,370)
--------------------------------------------------------------------------------- ---------------- -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
--------------------------------------------------------------------------------- ---------------- -----------------
         Acquisition of intangibles                                                      (49,332)     (1,103,008)
--------------------------------------------------------------------------------- ---------------- -----------------
         Acquisition of property, plant and equipment                                 (1,646,983)     (4,447,356)
--------------------------------------------------------------------------------- ---------------- -----------------
         Decrease in long-term receivables                                             1,188,355               -
--------------------------------------------------------------------------------- ---------------- -----------------
         Acquisition of subsidiary (net of cash of $863,337)                          (3,454,569)              -
--------------------------------------------------------------------------------- ---------------- -----------------
         Proceeds on transactions with minorities                                              -      21,298,860
--------------------------------------------------------------------------------- ---------------- -----------------
         Proceeds on disposal of property, plant and equipment                            74,150          36,445
--------------------------------------------------------------------------------- ---------------- -----------------
         Net proceeds on sale of discontinued operations                              11,102,549               -
--------------------------------------------------------------------------------- ---------------- -----------------
       Other assets acquired                                                                   -          (6,190)
--------------------------------------------------------------------------------- ---------------- -----------------
       Proceeds on other assets sold                                                       1,042               -
--------------------------------------------------------------------------------- ---------------- -----------------
       Loan to affiliate                                                                (250,000)              -
--------------------------------------------------------------------------------- ---------------- -----------------
       Repayment of loan by affiliates                                                   161,500               -
--------------------------------------------------------------------------------- ---------------- -----------------
Net cash provided by investing activities                                              7,126,712      15,778,751
--------------------------------------------------------------------------------- ---------------- -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
--------------------------------------------------------------------------------- ---------------- -----------------
         Short term borrowings, net                                                      (999,883)    (1,476,108)
--------------------------------------------------------------------------------- ---------------- -----------------
         Repayment of long term debt                                                   (7,020,470)    (1,516,732)
--------------------------------------------------------------------------------- ---------------- -----------------
         Treasury stock transactions                                                     (944,300)             -
--------------------------------------------------------------------------------- ---------------- -----------------
         Redemption of preference shares                                               (8,153,928)             -
--------------------------------------------------------------------------------- ---------------- -----------------
         Proceeds on issuance of common stock                                                   -     21,495,634
--------------------------------------------------------------------------------- ---------------- -----------------
Net cash (used in)/provided by financing activities                                   (17,118,581)    18,502,794
--------------------------------------------------------------------------------- ---------------- -----------------
Effect of exchange rate changes on cash                                                (3,981,909)    (1,097,684)
--------------------------------------------------------------------------------- ---------------- -----------------
Net (decrease)/ increase in cash and cash equivalents                                 (17,655,876)    17,593,110
--------------------------------------------------------------------------------- ---------------- -----------------
Cash and cash equivalents at beginning of period                                       29,853,067     20,813,301
                                                                                       ----------     ----------
--------------------------------------------------------------------------------- ---------------- -----------------
Cash and cash equivalents at end of period                                             12,197,191     38,406,792
                                                                                       ==========     ==========
--------------------------------------------------------------------------------- ---------------- -----------------

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

       NET LOSS PER SHARE
       Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive potential common shares which includes the dilutive effect of stock options, warrants and convertible debentures. Potential common shares for all periods presented are computed utilising the treasury stock method. The effect of potential common shares is excluded when the effect of their inclusion would be anti-dilutive.

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

                           SILVERSTAR HOLDINGS LIMITED

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


       NOTE 2. BASIS OF PREPARATION (CONTINUED)

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

       On November 17, 2000, the Company acquired all of the assets and certain liabilities of Fantasy Sports from GoRacing Interactive Services, Inc. Founded in 1993, Fantasy Sports operates the fantasycup.com, fantasycup.org, fantasycup.net, fantasystockcar.com and fantasynhra.com websites and specializes in subscription based NASCAR and college football fantasy sports games. The acquisition was accounted for as a purchase. The intangibles recorded in connection with the acquisition, primarily goodwill, are being amortized over their expected useful lives between 3 and 10 years.

      ---------------------------- ------------------- -------------- ------------------
                                                         PERCENTAGE          PURCHASE
                                                           ACQUIRED     CONSIDERATION
      SUBSIDIARY/BUSINESS          DATE ACQUIRED                  %                 $
      ---------------------------- ------------------- -------------- ------------------
      ACQUISTION:
      ---------------------------- ------------------- -------------- ------------------
      Fantasy Sports               November 15,
                                   2000                          100          4,317,905
      ---------------------------- ------------------- -------------- ------------------

     ------------------------------------------------------------------------------------------------- -----------------
                                                                                                            MARCH 31,
                                                                                                                 2001
                                                                                                                    $
     ------------------------------------------------------------------------------------------------- -----------------
     ACQUISITION COSTS
     ------------------------------------------------------------------------------------------------- -----------------
            Cash consideration                                                                              4,317,905
                                                                                                            ---------
     ------------------------------------------------------------------------------------------------- -----------------
     NET ASSETS ACQUIRED
     ------------------------------------------------------------------------------------------------- -----------------
            Cash and cash equivalents                                                                         863,337
     ------------------------------------------------------------------------------------------------- -----------------
            Current assets                                                                                     27,030
     ------------------------------------------------------------------------------------------------- -----------------
            Property, plant and equipment                                                                     193,472
     ------------------------------------------------------------------------------------------------- -----------------
            Intangibles                                                                                     3,732,014
                                                                                                            ---------
     ------------------------------------------------------------------------------------------------- -----------------
                   TOTAL ASSETS                                                                             4,815,853
                                                                                                            ---------
     ------------------------------------------------------------------------------------------------- -----------------
            Current liabilities                                                                               497,948
                                                                                                           ----------
     ------------------------------------------------------------------------------------------------- -----------------
              TOTAL LIABILITIES                                                                               497,948
                                                                                                           ----------
     ------------------------------------------------------------------------------------------------- -----------------
                                                                                                            4,317,905
     ------------------------------------------------------------------------------------------------- -----------------

                           SILVERSTAR HOLDINGS LIMITED

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.     INVENTORIES

         Inventories consist of the following:

      ----------------------------------------------------------------------- ----------------------- --------------------
                                                                                   MARCH 31, 2001           JUNE 30, 2000
                                                                                           $                       $
      ----------------------------------------------------------------------- ----------------------- --------------------
      Finished goods                                                                 403,715               5,147,642
      ----------------------------------------------------------------------- ----------------------- --------------------
      Work in progress                                                                     -                 358,890
      ----------------------------------------------------------------------- ----------------------- --------------------
      Raw materials and ingredients                                                        -               2,701,284
      ----------------------------------------------------------------------- ----------------------- --------------------
      Supplies                                                                             -               1,179,041
      ----------------------------------------------------------------------- ----------------------- --------------------
                                                                                     403,715               9,386,857
                                                                                     =======               =========
      ----------------------------------------------------------------------- ----------------------- --------------------

       The Company sold substantially all of its June 30, 2000 inventories in the Lifestyle sale. The inventories at March 31, 2001 relate to the Fantasy Sports operations.

5.     INVESTMENTS IN AFFILIATES

       A summary of the impact of these investments on the consolidated financial statements is presented below:

      ------------------------------------------------------------ ----------------- ---------------------- ------------------
                                                                       EFFECTIVE         MARCH 31, 2001          JUNE 30, 2000
                                                                      PERCENTAGE                 $                      $
                                                                       OWNERSHIP
      ------------------------------------------------------------ ----------------- ---------------------- ------------------
      Investments in and receivables from unconsolidated
      affiliates
      ------------------------------------------------------------ ----------------- ---------------------- ------------------
             HotelSupplyGroup. Com                                            51%                -                183,134
      ------------------------------------------------------------ ----------------- ---------------------- ------------------
             Magnolia Broadband                                               48%          979,519              1,076,338
      ------------------------------------------------------------ ----------------- ---------------------- ------------------
             Advance to Magnolia Broadband                                                 250,000                      -
      ------------------------------------------------------------ ----------------- ---------------------- ------------------
               Hall Lifestyle Products                                        50%                   -              24,463
      ------------------------------------------------------------ ----------------- ---------------------- ------------------
                                                                                         1,229,519              1,283,935
                                                                                         ---------              ---------
      ------------------------------------------------------------ ----------------- ---------------------- ------------------
      ------------------------------------------------------------ ----------------- ---------------------- ------------------
                                                                                         NINE MONTHS            NINE MONTHS
                                                                                               ENDED                  ENDED
      Equity share of losses of unconsolidated affiliates:                            MARCH 31, 2001         MARCH 31, 2000
      ------------------------------------------------------------ ----------------- ---------------------- ------------------
             HotelSupplyGroup. Com                                            51%          (14,032)                     -
      ------------------------------------------------------------ ----------------- ---------------------- ------------------
             Magnolia Broadband                                               48%       (1,306,547)                     -
      ------------------------------------------------------------ ----------------- ---------------------- ------------------
                                                                                        (1,320,579)                     -
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

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


6.     DISCONTINUED OPERATIONS

       FIRST LIFESTYLE HOLDINGS LIMITED ("LIFESTYLE")

       The following summarizes the operating results of the Lifestyle discontinued operation:

      ---------------------------------------------------------------------- ---------------- ----------------
                                                                                      NINE             NINE
                                                                                    MONTHS           MONTHS
                                                                                     ENDED            ENDED
                                                                                     MARCH            MARCH
                                                                                       31,              31,
                                                                                      2001             2000
                                                                                                   RESTATED
                                                                                         $                $
      ---------------------------------------------------------------------- ---------------- ----------------
      Revenue                                                                    28,819,495       73,809,914
      ---------------------------------------------------------------------- ---------------- ----------------
      Operating income                                                           (1,506,371)       6,424,809
      ---------------------------------------------------------------------- ---------------- ----------------
      Net income, net of minority interest of
      $844,273 and $3,022,320                                                    (2,554,492)       3,148,923
      ---------------------------------------------------------------------- ---------------- ----------------

       Lifestyle was sold with effect from November 6, 2000, the date that the proceeds for the sale were made available to the shareholders. Therefore the results presented above for the nine months ended March 31, 2001 are for a four-month period.

       LEISUREPLANET.COM ("LPI")

       Due to the lack of investor appetite for loss making Internet businesses, no further funding was available to fund the activities of LPI, previously Leisureplanet Limited, the Internet travel related business.
       On August 2, 2000 LPI was placed under voluntary administration in the United Kingdom. Subsequent to this date, on August 31, 2000 the administrator placed LPI into liquidation. The liabilities of LPI exceed the assets and, where appropriate, provision has been made for any liabilities, contingent or otherwise, which the Company may incur.
       The following summarizes the operating results of the LPI segment:

      ---------------------------------------------------------------------- ---------------- ----------------
                                                                                      NINE             NINE
                                                                                    MONTHS           MONTHS
                                                                                     ENDED            ENDED
                                                                                     MARCH            MARCH
                                                                                       31,              31,
                                                                                      2001             2000
      ---------------------------------------------------------------------- ---------------- ----------------
      Revenue                                                                             -           67,892
      ---------------------------------------------------------------------- ---------------- ----------------
      Operating loss                                                                      -      (15,243,571)
      ---------------------------------------------------------------------- ---------------- ----------------
      Net loss, net of minority share of loss of $nil and $4,868,243                      -      (10,328,746)
      ---------------------------------------------------------------------- ---------------- ----------------

                           SILVERSTAR HOLDINGS LIMITED

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


7.     EXTRAORDINARY ITEM

       During the quarter ended March 31, 2001, in two separate transactions, the Company purchased and retired $5,750,000 face value of the increasing rate subordinated convertible for $5,750,000 plus accrued but not accreted interest. During August 2000, the Company received an option to retire up to an additional $5.95 million (face value) of the increasing rate subordinated convertible debentures at face plus accrued but not accreted interest. As a result of these retirements, the Company recognized an extraordinary gain of $1.03 million of previously accrued but unpaid accreted interest.

8.     CASH FLOWS

       The changes in assets and liabilities consist of the following:

      ---------------------------------------------------------------------- ---------------- ----------------
                                                                                      NINE             NINE
                                                                                    MONTHS           MONTHS
                                                                                     ENDED            ENDED
                                                                                     MARCH            MARCH
                                                                                       31,              31,
                                                                                      2001             2000
                                                                                                   RESTATED
                                                                                         $                $
      ---------------------------------------------------------------------- ---------------- ----------------
      CHANGES IN OPERATING ASSETS AND LIABILITIES, NET OF DISCONTINUED
      OPERATIONS CONSISTS OF THE FOLLOWING:
      ---------------------------------------------------------------------- ---------------- ----------------
      Increase in inventories                                                     (387,812)               -
      ---------------------------------------------------------------------- ---------------- ----------------
      (Increase)/decrease in prepaid expenses and other current assets            (904,921)       1,747,442
      ---------------------------------------------------------------------- ---------------- ----------------
      Increase/(decrease) in accounts payable and bank overdraft                   264,488       (1,729,104)
      ---------------------------------------------------------------------- ---------------- ----------------
      Increase/(decrease) in other provisions and accruals                         329,219         (632,495)
      ---------------------------------------------------------------------- ---------------- ----------------
      Increase in other taxes payable                                                    -            1,446
      ---------------------------------------------------------------------- ---------------- ----------------
      Increase in income taxes payable                                                   -           (1,220)
      ---------------------------------------------------------------------- ---------------- ----------------
                                                                                  (699,026)        (613,931)
                                                                                  =========        ---------
      ---------------------------------------------------------------------- ---------------- ----------------
      NET CASH USED IN DISCONTINUED OPERATIONS CONSISTS OF THE FOLLOWING:
      ---------------------------------------------------------------------- ---------------- ----------------
      Net income/(loss) of discontinued operations:                             (2,831,828)      (7,179,823)
      ---------------------------------------------------------------------- ---------------- ----------------
      Net gain on transactions with minorities                                           -       (4,943,020)
      ---------------------------------------------------------------------- ---------------- ----------------
      Depreciation and amortization                                                950,388        4,148,716
      ---------------------------------------------------------------------- ---------------- ----------------
      Minority share of (losses)/gains                                             844,273       (1,845,923)
      ---------------------------------------------------------------------- ---------------- ----------------
      Equity in losses of affiliates                                                13,579                -
      ---------------------------------------------------------------------- ---------------- ----------------
      Net loss on sale of assets                                                    21,278                -
      ---------------------------------------------------------------------- ---------------- ----------------
      Changes in assets and liabilities                                           (405,840)      (7,042,813)
      ---------------------------------------------------------------------- ---------------- ----------------
      Movement in deferred income taxes                                            294,017          612,609
      ---------------------------------------------------------------------- ---------------- ----------------
      Shares to be issued                                                                -        3,057,522
      ---------------------------------------------------------------------- ---------------- ----------------
                                                                                (1,114,133)     (13,192,732)
      ---------------------------------------------------------------------- ---------------- ----------------

                           SILVERSTAR HOLDINGS LIMITED

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.     COMMITMENTS AND CONTINGENCIES

       The Company has guaranteed the banking facilities of certain of its former subsidiaries. These guarantees amount to $1,580,000 and expire March 1, 2003.

       The future minimum non-cancellable operating lease payments are not material.

10.    PER SHARE DATA

       Basic and diluted loss per share from continuing operations was computed by dividing the loss from continuing operations by the weighted average number of common shares outstanding during the period. Accordingly, the Company's presentation of diluted loss per share is the same as that of basic loss per share.

       At March 31, 2001, 1,615,000 stock options and Warrants were outstanding and an additional 1,263,158 shares of Class A common stock were reserved for possible future issuance in connection with the increasing rate convertible debentures. These securities that could potentially dilute earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

11.    TREASURY STOCK

       During the quarter ended March 31, 2001, the Company purchased 853,766 shares of Class A common stock. The Company paid an average of $0.85 per share. The Company paid a low of $0.70 and a high of $1.01 per share. The Company is cancelling the shares as it repurchases them

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND HISTORY

Silverstar Holdings Limited, formerly Leisureplanet Holdings Limited was incorporated in September 1995. The Company's intention is to actively pursue acquisitions fitting a pre defined investment strategy:

o Acquiring controlling stakes in small, high quality, businesses with strong management teams that are positioned to use technology and Internet related platforms to fuel above average growth.

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

Company's management has ceased funding Hotelsupply Goup, Inc. As a result it discontinued operations in April, 2001. No recovery is expected.

RESULTS OF OPERATIONS

The results exclude the operations of Lifestyle and LPI. Discussion of these results of the operations is given under the heading, DISCONTINUED OPERATIONS, below.

QUARTER ENDED MARCH 31, 2001 AS COMPARED TO QUARTER ENDED MARCH 31, 2000

REVENUES

       Fantasy Sports generated revenues of $511,900 for the three months ended March 31, 2001. Its revenues are seasonal (based on the NASCAR and college football seasons) which stretch from mid February to the end of November. Fantasy Sports collects its revenues at the beginning and mid point of the NASCAR and beginning of the college football seasons. Fantasy Sports defers the receipts and recognizes the revenues pro-rata over the season. Fantasy Sports was acquired in November 2000. As such, there are no revenues for the prior year period.

QUARTER ENDED MARCH 31, 2001 AS COMPARED TO QUARTER ENDED MARCH 31, 2000 (CONTINUED)

COST OF SALES

       Cost of sales increased from 0 for the three months ended March 31, 2000 to $404,107 for the comparable period in 2001. This increase was due to the acquisition of Fantasy Sports. Fantasy Sports accrues certain expenses that relate to the entire NASCAR and college football season over the related season.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses increased to $1.29 million from $0.46 million during the comparable period in 2000. This increase is due to the inclusion of Fantasy Sports operations. Fantasy Sports' SG&A expenses are seasonal with a marked increase in these expenses during the first 3 months of the calendar year as the company actively promotes and advertises its new games for the upcoming year.

AMORTIZATION OF INTANGIBLES

       Amortization of intangibles increased from $0.07 million for the three months ended March 31, 2000 to $0.11 million in the three months ended March 31, 2001. This increase is primarily due to the amortization of goodwill that arose on the investment in Fantasy Sports.

DEPRECIATION

       The depreciation increased to $9,901 for the three months ended March 31, 2001 compared to $1,297 for the period ended March 31, 2000. The primary reason for the increase in depreciation charge relates to the acquisition of Fantasy Sports.

EQUITY IN LOSSES OF AFFILIATES

       The Company acquired a 48% stake in Magnolia Broadband. This company is a start-up venture, which has only incurred expenses to date. The charge of $0.39 million represents the Company's equity accounted share of the operating losses for the period and amortization of related goodwill.

INTEREST EXPENSE/INCOME

       Interest income of $0.40 million represents interest earned on the cash invested in interest bearing accounts and interest earned on notes related to the divestiture of the Lifestyles businesses. Interest expenses decreased to $0.13 million from $0.15 million during the prior fiscal year. This decrease was primarily due to the retirement of outstanding debt.

FOREIGN CURRENCY LOSS

       Foreign currency loss of $0.98 million represents the loss realized on the translation of the net assets of First South African Holdings (Pty) Ltd (FSAH), the South African investment subsidiary offset by realized currency hedging profits. Prior to June 30, 2000, these amounts were treated as permanent advances to FSAH from the Company and the translation gain or loss was recognized within stockholders' equity. Since the divestiture of Lifestyle, the Company began recognizing translation gains or losses on the exposure of net assets and liabilities denominated in South African Rand, within its results of operations.

DISCONTINUED OPERATIONS

       The prior year quarter included losses relating to LPI and Lifestyles. LPI went into administration on August 2, 2000 and no further operating losses were recorded as the remaining assets and liabilities were fully provided for at June 30, 2000. Lifestyle was sold during the quarter ended December 31, 2000, hence all losses were provided for in 2000.

QUARTER ENDED MARCH 31, 2001 AS COMPARED TO QUARTER ENDED MARCH 31, 2000 (CONTINUED)

EXTRAORDINARY ITEM-GAIN ON EXTINGUISHMENT OF DEBT

       The Company negotiated agreements with two lenders to retire $5.75 million of debentures at face plus accrued interest. As a result, the Company recorded a gain on previously accrued sinking fund interest of $1.03 million in the quarter ended March 31, 2001. No such transaction occurred in the quarter ended March 31, 2000.

NET LOSS

       As a result of the above, the Company had a loss of $.44 million in the current quarter as compared to a loss of $4.57 million in the quarter ended March 31, 2000.

NINE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2000

REVENUES

       Fantasy Sports generated revenues of $511,900 for the three months ended March 31, 2001. Its revenues are seasonal (based on the NASCAR and college football seasons) which stretch from mid February to the end of November. Fantasy Sports collects its revenues at the beginning and mid point of the NASCAR and beginning of the college football seasons. Fantasy Sports defers the receipts and recognizes the revenue pro-rata over the season. Fantasy Sports was acquired in November 2000. As such, there are no revenues for the prior year period.

COST OF SALES

       Cost of sales increased from 0 for the three months ended March 31, 2000 to $404,107 for the comparable period in 2001. This increase was due to the acquisition of Fantasy Sports. Fantasy Sports accrues certain expenses that relate to the entire NASCAR and college football season over the related season.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses increased to $2.2 million for the nine months ended March 31, 2001 from $1.16 million during the comparable period in 2000. This increase is due to the inclusion of Fantasy Sports operation. Fantasy Sports' SG&A expenses are seasonal with a marked increase in these expenses during the first 3 months of the calendar year as the company actively promotes and advertises its new games for the upcoming year.

AMORTIZATION OF INTANGIBLES

       Amortization of intangibles increased from $0.18 million for the nine months ended March 31, 2000 to $0.25 million in the nine months ended March 31, 2001. This increase is primarily due to the amortization of goodwill that arose on the investments in Fantasy Sports.

DEPRECIATION

       The depreciation increased to $17,925 for the nine months ended March 31, 2001 compared to $4,366 for the period ended March 31, 2000. The primary reason for the increase in depreciation charge relates to the acquisition of Fantasy Sports.

EQUITY IN LOSSES OF AFFILIATES

       The Company acquired a 48% stake in Magnolia Broadband, which has only incurred expenses to date. The charge of $1.32 million represents the Company's equity accounted share of their operating losses for the period and amortization of goodwill.

NINE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2000 (CONTINUED)

INTEREST EXPENSE/INCOME

       Interest income of $1.27 million represents interest earned on the cash invested in interest bearing accounts and interest earned on notes related to the divestiture of the Lifestyles businesses. Interest expenses decreased to $0.54 million from $1.13 million during the prior fiscal year. This decrease was primarily due to the retirement of outstanding debt.

FOREIGN CURRENCY LOSS

       Foreign currency loss of $0.89 million represents the loss realized on the translation of the net assets of First South African Holdings (Pty) Ltd (FSAH), the South African investment subsidiary netted against realized currency hedging profits. Prior to June 30, 2000, these amounts were treated as permanent advances to FSAH from the Company and the translation gain or loss was recognized within stockholders' equity. Since the divestiture of Lifestyle, the Company began recognizing translation gains or losses on the exposure of net assets and liabilities denominated in South African Rand, within its results of operations.

DISCONTINUED OPERATIONS

       The prior year period included losses relating to LPI and Lifestyles. LPI went into administration on August 2, 2000 and no further operating losses were recorded as the remaining assets and liabilities were fully provided for at June 30, 2000. The loss on disposal of discontinued operations generated by Lifestyle relates primarily to translation losses incurred prior to the final sale that resulted from declines in the South African Rand.

GAIN ON EXTINGUISHMENT OF DEBT

       The Company negotiated agreements with two lenders to retire $5.75 of debentures at face plus accrued interest. As a result, the Company recorded a gain on previously accrued sinking fund interest of $1.03 million in the nine months ended March 31, 2001. No such transaction occurred in the nine months ended March 31, 2000.

NET LOSS

       As a result of the above, the Company had losses of $5.31 million in the nine months ended March 31, 2001 as compared to a loss of $9.61 million during the nine months ended March 31, 2000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

       Cash decreased by $17.66 million from $29.85 million to $12.20 million. The net cash generated from the sale of Lifestyle net of the acquisition of property plant and equipment by Lifestyle was $9.46 million. The uses of cash included the redemption of preference shares of $8.15 million, the acquisition of Fantasy Sports for $3.45 million, repayments of debt of $7.95 million the repurchase of stock of $.94 and other movements of $6.63 million including exchange rate change effects on cash and the funding of operations. In addition to the cash received from the sale of Lifestyle, the Company received a note for a total of R52 million, a portion of which is considered contingent consideration (see below).

       The amount of debt outstanding at December 31, 2000 is comprised of $12 million face value of the increasing rate subordinated convertible debentures and $2.31 million of related interest, substantially all of which represents accreted interest on the debentures. During August 2000, the Company received an option to retire up to $10.95 million (face value) of the increasing rate subordinated convertible debentures at face plus accrued but not accreted interest. On January 22, 2001 and February 23, 2001, the Company paid $5.0 and $0.75 respectively to retire $5.75 million face value of these debentures. As a result of these retirements, the Company recognized an extraordinary gain of $1.03 million of previously accrued but unpaid accreted interest. The Company intends to retire an additional $5.95 million (face value) prior to the expiration of the option in May, 2001. If the Company does exercise the option on the remaining amount, it will eliminate an obligation to pay a further $1.33 million of accrued but unpaid accreted interest as of March 31, 2001.

       The Company has recorded three notes as receivables (each denominated in South African Rand) totaling $5.50 million at March 31, 2001. Since these notes are denominated in South African Rand, they are subject to foreign currency risk detailed below. These notes are all interest bearing. Although management believes that these notes are fully collectible, one of the notes, which was part of the consideration for the sale of Lifestyle described above, was recorded net of its contingent consideration of $2.64 million. The contingent portion is subject to certain performance requirements of the obligee.

       As of May 10, 2001 the Company's cash balance was sufficient to pay off all liabilities.

FUTURE COMMITMENTS

       The Company intends to continue to pursue an acquisition strategy in companies utilizing Internet and technology platforms to grow their business and anticipates utilizing a substantial portion of its remaining cash balances to fund this strategy to the extent that suitable acquisition candidates can be identified. On November 17, 2000 the Company acquired all of the assets and certain liabilities of the Fantasy Sports division of Goracing Interactive Services Inc, for a net purchase price of $3.45 million.

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

       INTEREST RATE RISK

       At March 31, 2001, the Company's cash resources earned interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. The debt of the continuing operations is primarily at fixed interest rates. Any decrease in interest rates will have a negative effect on the Company's earnings. There is no assurance that interest rates will increase or decrease over the next fiscal year.

       FOREIGN CURRENCY RISK

       The Company continues to have investments that are denominated in South African Rands. This exposes the Company to market risk with respect to fluctuations in the relative value of the South African Rand against the US Dollar. The Company does not currently hedge the currency risk. Every 1% decline in the Rand/US Dollar exchange rate will result in a $1,000 loss on a $100,000 investment in South Africa. Subsequent to the quarter-end the Rand has depreciated against the US Dollar by approximately 1.0% to May 13, 2000.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

              None.

       (b)    Reports on Form 8-K filed during quarter ended March 31, 2001:

              None.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date:  May 15, 2001
                                         SILVERSTAR HOLDINGS, LTD.



                                         /s/ Clive Kabatznik
                                         --------------------------
                                         Clive Kabatznik
                                         Chief Executive Officer, President and
                                         Chief Financial Officer