Form 10-K
period 2001-06-30
SILVERSTAR HOLDINGS LTD
filed 2001-10-15
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended June 30, 2001
                                        -------------

                                       OR

[.] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______________ to ______________________

                         Commission file number 0-27494
                                                -------

                            SILVERSTAR HOLDINGS, LTD.
             (Exact name of Registrant as specified in its charter)

                Bermuda                                  N/A
      -----------------------------------------------------------------------
      (State or other jurisdiction of    (I.R.S. Employer Identification No.)
       incorporation or organization)


              Clarendon House, Church Street, Hamilton HM CX, Bermuda
       -------------------------------------------------------------------
             (Address of Principal Executive Offices with Zip Code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    ----

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

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of September 27, 2001, was $5,053,957.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

As of September 27, 2001, there were 7,219,939 shares of the Registrant's Common Stock outstanding and 926,025 shares of the Registrant's Class B Common Stock outstanding.

PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

         We are a holding company that seeks to acquire businesses fitting a predefined investment strategy.

         We are the parent company of Fantasy Sports, Inc., which operates the Fantasycup.com, fantasycup.org, fantasycup.net, fantasystockcar.com, and fantasynhra.com websites and specializes in subscription based NASCAR, college football and basketball and other fantasy sports games. We are also the largest shareholder in Magnolia Broadband Wireless, a startup company which is developing wireless broadband products.

HISTORY

         We were founded in September 1995 to pursue opportunities in South Africa as an emerging market. At that time, our business plan was to acquire, own and operate seasoned, closely held companies in South Africa with annual sales in the range of approximately $5 million to $50 million. In 1999, we shifted our focus to the Internet, technology and e-commerce sectors, and away from South Africa, by acquiring a majority stake in Leisureplanet.com, an Internet travel services company. In connection with the shift in our business plan, we changed our name to Leisureplanet Holdings, Ltd. In 2000, we disposed of our operations in South Africa, closed Leisureplanet.com and acquired 100% of Fantasy Sports, Inc. As a result of these changes, and developments we have reestablished our investment criteria. Our strategy focuses on:

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

In connection with the most recent shift in our business strategy away from the travel industry, we changed our name to Silverstar Holdings, Ltd., and we changed our trading symbol on the Nasdaq National Market to SSTR.

DESCRIPTION OF OUR SUBSIDIARIES AND INVESTMENTS

FANTASY SPORTS, INC.

         Fantasy Sports Enterprises Inc. owns and operates one of America's oldest and largest subscription based Nascar fantasy sports game. In addition, the company has developed, and offers, subscription based college football and basketball fantasy games. The company intends to develop further participatory fantasy sports related games and aims to become the leading provider of such subscription based games in the United States. All the company's games offer weekly and seasonal cash and merchandise prizes.

         Currently, over 30,000 subscribers participate in the company's Spring, Fall and One Race Nascar challenges, as well as the fantasy college football and basketball challenges. Our Nascar games currently generate over 90% of our subscriber revenues. Participants pay between $99.95 to $169.95 to play in our seasonal games, and a $25 fee to participate in our One Race and Tournament challenges. We offer two grand prizes of $25,000 each for our Nascar challenges and a $20,000 prize for the college football challenge winner. The winners of our One Race and Tournament challenges receive $10,000. In addition, weekly prizes and bonus points are widely distributed. In 2000, over 93% of our participants were prize winners.

         Fantasy sports participation is rapidly becoming a significant component of sports related leisure time activity. The Nascar niche is particularly appealing as growing public interest in the sport, as evidenced by increased attendance and TV ratings for all Nascar events, particularly the Winston Cup Series races, have made this one of America's most popular sports. This trend has been strengthened in 2001 with the first national television network broadcast of the Winston Cup Series. The death of Dale Earnhardt has generated further public interest in the sport and does not seem to have had a negative impact on the sport's popularity. Fantasy Sports has been operating their Nascar challenges since 1993 and are the dominant company in this market. Our spokesperson, Ned Jarrett, a well-known Nascar personality, lends credibility and wide public acceptance to our games. Mr. Jarrett appears in our numerous television commercials as well as on the cover of our rulebook and his reputation personifies the quality and integrity of our games. In addition, our websites offer up to the minute racing tips from Mark Garrow, the well-known broadcaster, which adds to the fun and excitement of playing the game. Contestants can visit the site and trade drivers up to the very last minute prior to a race, thereby offering the highest degree of interactive online participation. Our state-of-the-art in-house call center offers live, high quality customer service to our participants.

         Since 1997, Fantasy Sports has operated a full season college football challenge game, which accounts for approximately 8% of our revenues at present. During 2001, we developed and deployed a tournament challenge college basketball game that generated over 1,000 paying customers during its first period of operation. We have developed an online retail store, along with a traditional retail outlet that specializes in the sale of Nascar related die-cast cars and other merchandise. This retail operation commenced busienss in May, 2001. In July, 2001 we entered into an agreement with TWI Interactive, Inc. (TWII), the online arm of International Management Group(IMG), the world's largest sports marketing firm. The three-year agreement was designed to aid us in our goal to establish Fantasy Sports, Inc. as the premiere, independent, subscription based fantasy sports games provider worldwide. Under the agreement, TWII and affiliates of IMG provide exclusive representation and services across a broad spectrum of its sports marketing activities. The agreement also provides for TWII to receive a 4-year warrant to acquire up to 5% of the currently outstanding shares of Fantasy Sports, Inc.

         We are currently developing a number of new fantasy sports games to broaden our line of products and provide a wider appeal to the general sports market. We are also seeking corporate sponsorships for our games in order to diversify the revenue streams so that we are not solely reliant on subscription fees for our games, however we have not yet entered into any such agreements.

MAGNOLIA BROADBAND WIRELESS

         On April 14, 2000, we entered into a Securities Purchase Agreement with Magnolia Broadband, Inc. Magnolia is a start up company that is developing wireless broadband solutions for the mobile telecommunications industry. Mobile telecommunications has been and continues to be one of the fastest growing and most dynamic segments of the telecommunications industry. According to a recent Cahner's Instat Group report, semiconductor revenue for wireless handsets will reach more than $50B by 2004, driven by an expected sales volume of over 1.2 billion handsets that year.

         Magnolia is developing technology to become one of the first companies to integrate smart antenna technologies into RF chip sets utilized in mobile phones. The Company's innovative chip sets are aimed at helping handset manufacturers satisfy both of their key constituencies - consumers and network operators. Magnolia's technology aims to: double power efficiency, i.e. battery life; decrease radiation at least twenty times (reducing health risks); and, significantly reduce dropped calls. We believe the technology will be attractive to network operators because if effective it will enable them to serve twice as many subscribers with the same infrastructure and offer better, more consistent reception to users, many of whom choose a carrier based on this critical criterion.

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

         In March 2001, we contributed $250,000 of a $750,000 of a bridge loan financing to Magnolia. On September 17, 2001, Magnolia received a commitment from Silverstar Holdings, Selway Partners and CIP to invest a further $750,000 as part of a recapitalization. This investment round is intended to close on or before September 30, 2001. We will provide $200,000 of this amount and upon closing and the conversion of the March Bridge Loan we will own approximately 28% of Magnolia and 22% on a fully diluted basis. This round of financing will enable Magnolia to operate until April 2002. During this time, Magnolia will complete prototypes and endeavor to enter into customer relationships that will increase the company's value prior to a further round of financing.

EMPLOYEES

         Silverstar Holdings has only 2 full time salaried employees. Fantasy Sports, Inc. currently employs 12 full time salaried employees, and approximately 35 hourly employees. We intend to add employees as necessary to meet management and other requirements from time to time.

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

         Fantasy Sports, Inc. has its principal executive offices at 2009 Industrial Highway, York, Pennsylvania, 17402. These offices also contain our call center and warehouse space and cover approximately 5,000 square feet. The lease is held on a month-to-month basis, and costs us approximately $40,000 per year. In addition, Fantasy Sports rents 2,400 square feet of warehouse space in York, Pennsylvania under a lease that expires on December 31, 2001, and costs us approximately $18,225 per year.

         Our United States management subsidiary, First South Africa Management Corp., a Delaware corporation incorporated in 1995, has its principal executive offices at 6100 Glades Road, Suite 305, Boca Raton, Florida 33434. The lease expires in February 2003 and costs us approximately $28,000 per year.

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

The votes with respect to the increase in our authorized shares were as follows:

                                                        Votes
                                           ----------------------------------

                                               For                Withheld
                                           ---------             ----------
                  Michael Levy             10,530,951              31,411
                  Clive Kabatznik          10,530,951              31,411
                  Cornelius J. Roodt       10,530,951              31,411
                  Chris Matty              10,530,951              31,411
                  David BenDaniel          10,530,951              31,411

The votes to approve and adopt the change of the Company's name to Silverstar Holdings, Ltd. were as follows:


              For                  Against               Abstain
        -------------------      -------------         -------------
            10,532,272              25,440                4,650


PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is listed for quotation on the National Market on the Nasdaq System under the symbol SSTR. The following table sets forth, for the periods indicated the high and low closing sales prices for our common stock, as reported by Nasdaq.

                                                     High             Low
                                                     ----             ---

Common Stock
------------
Fiscal 2000
1st Quarter........................................  $7.938           $3.625
2nd Quarter........................................  $16.50           $3.563
3rd Quarter........................................  $14.25           $8.063
4th Quarter........................................  $9.063           $2.438

Fiscal 2001
1st Quarter........................................  $3.44            $0.94
2nd Quarter........................................  $1.17            $0.56
3rd Quarter........................................  $1.25            $0.63
4th Quarter........................................  $1.11            $0.63

Fiscal 2002
1st Quarter (through September 27, 2001)...........  $1.00            $0.38

         As of September 27, 2001, there were approximately 35 holders of our common stock, exclusive of holders whose shares were held by brokerage firms, depositaries and other institutional firms in "street name" for their customers.

         We have never declared or paid any cash dividends on our common stock or our Class B common stock. We do not intend to declare or pay any dividends on our common stock or our Class B common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

ITEM 6.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION

STATEMENT OF OPERATIONS DATA                                                   THE COMPANY
----------------------------------------------- ---------------------------------------------------------------------------
                                                                           YEARS ENDED JUNE 30,
----------------------------------------------- ---------------------------------------------------------------------------
                                                       1997 (1)        1998          1999              2000          2001
----------------------------------------------- -------------- --------------- -------------- ------------- ---------------
Revenues                                        $41,885,993     $         -   $         -       $         -    $1,301,432
----------------------------------------------- -------------- --------------- -------------- ------------- ---------------
Total operating expenses                        (38,559,968)      2,000,920     2,504,838         2,581,406     4,362,413
----------------------------------------------- -------------- --------------- -------------- ------------- ---------------
Operating (loss)/income                           3,325,945      (2,000,920)   (2,504,838)       (2,581,406)   (3,060,981)
----------------------------------------------- -------------- --------------- -------------- ------------- ---------------
Interest (expense)/income                            26,016      (1,223,654)   (2,403,997)       (1,363,360)      976,107
----------------------------------------------- -------------- --------------- -------------- ------------- ---------------
(Loss)/income from continuing operations
before income taxes                               7,149,970        (615,740)   (6,208,976)       (4,232,603)   (5,010,726)
----------------------------------------------- -------------- --------------- -------------- ------------- ---------------
Net (loss)/income from continuing operations      5,832,932        (615,740)   (6,210,195)       (4,233,222)   (5,010,726)
----------------------------------------------- -------------- --------------- -------------- ------------- ---------------
(Loss)/gain from discontinued operations            850,243       3,387,631    (4,916,267)      (34,429,264)   (2,389,383)
----------------------------------------------- -------------- --------------- -------------- ------------- ---------------
Net (loss)/income                                 6,683,165       2,771,891    (11,126,462)     (38,662,486) [ (5,257,160)]
----------------------------------------------- -------------- --------------- -------------- ------------- ---------------
(Loss)/income per share  - from continuing
operations                                            $1.13          ($0.10)       ($0.95)           ($0.54)          ($0.95)
----------------------------------------------- -------------- --------------- -------------- ------------- ---------------

----------------------------------------------- ---------------------------------------------------------------------------
BALANCE SHEET DATA                                                             THE COMPANY
                                                                                 JUNE 30,
----------------------------------------------- -------------- --------------- -------------- -------------- --------------
                                                       1997            1998          1999             2000           2001
----------------------------------------------- -------------- --------------- -------------- -------------- --------------
Total assets                                    $64,197,149     $89,561,459   $102,615,018     $94,266,439    $15,931,857
----------------------------------------------- -------------- --------------- -------------- -------------- --------------
Long term liabilities                            13,341,758      29,507,926    33,598,244       15,473,769              -
----------------------------------------------- -------------- --------------- -------------- -------------- --------------
Net working capital (2)                          25,357,584      25,491,685    28,276,771       31,414,757      4,253,001
----------------------------------------------- -------------- --------------- -------------- -------------- --------------
Stockholders' equity                             23,220,014      16,097,666     2,090,966        5,595,870     13,578,710
----------------------------------------------- -------------- --------------- -------------- -------------- --------------

     (1) Due to the unavailability of financial data on discontinued operations for 1997 fiscal year, the discontinuation of First Lifestyle Holdings and Leisureplanet have not been taken into account in these figures.

     (2) Net working capital is the net of current assets and current liabilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND HISTORY

Silverstar Holdings, Ltd., formerly Leisureplanet Holdings Limited was incorporated in September 1995. The Company's intention is to actively pursue acquisitions fitting a pre defined investment strategy:

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

The Company has disposed of First Lifestyle Holdings Limited ("Lifestyle"), the holding company of its last remaining South African operating subsidiaries. On June 21, 2000 the Company received an offer from Lifestyle management to buy Lifestyle from the Company. The Company accepted the offer on September 26, 2000 at a general meeting of Lifestyle shareholders. Regulatory approval was obtained from the South African monopolies commission on October 12, 2000. Proceeds from the sale were received on November 6, 2000. The Company still has significant assets that are denominated in South African Rand. The assets include cash and notes receivable. Should the Company hold the notes until maturity the Company will continue to incur income statement charges to the extent that the Rand devalues relative to the US Dollar. At the present time, management has no intention of disposing of the notes receivable.

The Company was unable to obtain additional financing to fund the activities of Leisureplanet.com ("LPI"), the Internet travel related business. On August 2, 2000 LPI was placed under voluntary administration in the United Kingdom. Full provision was made for the Company's investment in LPI in the accounts for the year ended June 30, 2000.

On November 17, 2000, the Company acquired all of the assets and certain liabilities of Fantasy Sports (Fantasy) from GoRacing Interactive Services, Inc. Founded in 1993, Fantasy Sports operates the fantasycup.com, fantasycup.org, fantasycup.net, fantasystockcar.com and fantasynhra.com websites and specializes in subscription based NASCAR, college football and other fantasy sports games as well as the sale of die-cast racing cars.

On September 24, 2001, a newly created subsidiary of the Company, Student Sports, Inc., acquired all the assets and business and assumed certain liabilities of Student Sports, a media company, producing publications, television programs and various marketing initiatives for the high school sports market.

Company's management has ceased funding Hotelsupply Goup, Inc. As a result it ceased operations in April 2001. No recovery is expected.

RESULTS OF OPERATIONS

The results of operations only analyze the corporate activity of the group, as its former operations, namely Lifestyle and LPI are no longer included as continuing operations. Discussion of the results of these operations is given under the heading, DISCONTINUED OPERATIONS, below.

FISCAL 2001 COMPARED TO FISCAL 2000

REVENUES

       Revenues were zero in 2000 due to the discontinuation of all then existing businesses. The Company acquired Fantasy in November 2000. All of the revenues in 2001 relate to Fantasy.

COST OF SALES

       Cost of sales was zero in 2000 due to the discontinuation of all then existing businesses. The Company acquired Fantasy in November 2000. All cost of sales in 2001 relate to Fantasy. The margin as a percentage of revenues is 33.2%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses for the year ended June 30, 2001 increased by $1.21 million to $3.06 million as compared to $1.84 million for the fiscal year ended June 30, 2000. This increase is primarily due to the acquisition of Fantasy.

AMORTIZATION OF INTANGIBLES

       Amortization of intangibles decreased from $0.73 million in fiscal 2000 to $0.37 million in fiscal 2001. This decrease is primarily due to elimination of non-competition agreements in 2000, which were written off, with the sale of Lifestyle. The amortization expense in 2001 was primarily related to goodwill and customer lists from the purchase of Fantasy.

DEPRECIATION

       Depreciation charge relates to minor office equipment, furniture and computer equipment. This increase is primarily due to the acquisition of Fantasy.

FOREIGN CURRENCY LOSS

       Foreign currency loss of $1.04 million represents the loss realized on the net assets of First South Africa Holdings (Pty) Ltd (FSAH), that remain denominated in South African Rand, primarily cash, certain inter-company balances and notes receivable offset by realized currency hedging profits. Since the divestiture of Lifestyle, the Company began recognizing translation gains or losses on the exposure of net assets and liabilities denominated in South African Rand, within the results of operations. The prior year's foreign currency loss of $80 thousand represents the loss realized on the repayment and the translation of the current account between FSAH and the Company.

INTEREST IN LOSSES OF AFFILIATES

       The Company owns a 48% stake in Magnolia Broadband and a 51% stake in HotelSupplyGroup.com. Both of these companies are start-up ventures, which have only incurred expenses to date. The charge of $1.92 million represents the Company's equity accounted share of the operating losses for the period and a reserve of $0.25 million of a loan made to Magnolia Broadband. During 2000, the Company's management ceased funding Hotelsupply Goup, Inc. As a result it discontinued operations in April 2001. The remaining investment of $5,000 was written off. No recovery is expected.

OTHER INCOME

       Other income primarily represents the release of obligations from a previously sold subsidiary.

PREFERENCE DIVIDEND

       The preference dividend on the mandatory redeemable preference shares declared during the current fiscal year was $.17 million. During prior years, the preference dividend on the mandatory redeemable preference shares has been accrued on a time proportion basis as the agreement to pay preference dividends provides for two options, the first being that the dividend payable must be based on the ordinary dividend declared by Lifestyle, or the second option must increase by a minimum of 25% percent over the prior year. The first option is payable three days after receipt of the Lifestyle dividend, the second option is payable on February 19, of each calendar year. Since no Lifestyle preference dividend was declared during the prior fiscal year, the dividend of $0.17 million represents the time proportion of the dividend payable as of February 19, 2001 through the date of the sale of Lifestyle. The mandatory redeemable preference shares were redeemed with the sale of Lifestyle.

INTEREST INCOME (EXPENSE)

       Interest income has increased by $2.34 million from net interest expense of $1.36 million to net interest income of $0.98 million. The decrease in interest expense is due to the early retirement of convertible debt at a discount. The balance of the movement was made on interest earned on cash balances; the Company had significant cash resources throughout the year as compared to the previous fiscal year due to the sale of Lifestyle.

PROVISION FOR INCOME TAXES

       The Company is registered in Bermuda, where no tax laws are applicable. Two of the Company's subsidiaries are subject to income taxes. Up to this date, neither has had taxable income. Both have incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences have been fully reserved for.

DISCONTINUED OPERATIONS

       The loss from discontinued operations decreased from $34.43 million in 2000 to $2.39 million in 2001. The primary reason for the decrease is the completion of the sale of the Lifestyle business in November 2000 and the inclusion of the LPI business segment, which was put under voluntary administration in 2000. As a result, no additional losses from discontinued operations were recorded after the sale of Lifestyle or the voluntary administration of LPI. Additional losses related to any remaining South African assets after the sale are included in continuing operations. Translation losses on the net assets denominated in South African Rand were recognized in discontinued operations up through the sale date of Lifestyle.

EXTRAORDINARY ITEM

         The Company negotiated agreements with three lenders to retire $11.70 million of debentures at face plus accrued interest. As a result, the Company recorded a gain on previously accreted sinking fund interest of $2.14 million in the 2001. No such transaction occurred in 2000.

NET LOSS

       As a result of the above the Company has achieved a loss of $5.26 million as compared to a loss of $38.66 million in the prior year.

FISCAL 2000 COMPARED TO FISCAL 1999

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses for the year ended June 30, 2000 decreased by $0.25 million to $1.84 million as compared to $2.09 million for the fiscal year ended June 30, 1999. This decrease is primarily due to a reduction in corporate support needed for the Lifestyle business due to the shift in focus to acquisition of businesses.

AMORTIZATION OF INTANGIBLES

       Amortization of intangibles increased from $0.42 million in fiscal 1999 to $0.73 million in fiscal 2000. This increase is primarily due to a change in estimate of the useful life of non-competition agreements.

DEPRECIATION

       Depreciation charge relates to minor office equipment, furniture and computer equipment. Due to the nature of the head office function, these charges are immaterial.

FOREIGN CURRENCY LOSS

       Foreign currency loss of $0.08 million represents the loss realized on the repayment and the translation of the current account between FSAH and the Company.

GAIN ON SALE OF SUBSIDIARY STOCK

       In the prior year 13,946,500 shares held by FSAH in Lifestyle were sold at an average price of R2.48 per share realizing a consolidated gain on disposal of $0.62 million. In addition, a loss on dilution on a group restructure of $1.42 million was realized. During 2000, 900,000 shares in First Lifestyle Holdings Limited were sold at R3.00 per share, realizing a gain of $0.1 million.

INTEREST IN LOSSES OF AFFILIATES

       The Company acquired a 48% stake in Magnolia Broadband, a 51% stake in HotelSupplyGroup.com and a 50% stake in Hall Lifestyle Products. All of these companies are start-up ventures, which have only incurred expenses to date. The charge of $0.16 million represents the equity accounted share of operating losses for the period.

PREFERENCE DIVIDEND DECLARED

       During fiscal 2000, the preference dividend on the mandatory redeemable preference shares has been accrued on a time proportion basis as the agreement to pay preference dividends provides for two options, the first being that the dividend payable must be based on the ordinary dividend declared by Lifestyle, or the second option must increase by a minimum of 25% percent over the prior year. The first option is payable three days after receipt of the Lifestyle dividend, the second option is payable on February 19, of each calendar year. Since no Lifestyle dividend was declared during the current fiscal year the dividend of $0.15 million represents the time proportion of the dividend payable on February 19, 2001.

INTEREST INCOME (EXPENSE)

         Interest expense has decreased by $1.04 million from an interest expense of $2.40 million to $1.36 million. The conversion of 3,000 of the increasing rate debentures and the remaining 9% debentures gave rise to an interest saving of $0.23 million in the current year. The balance of the movement was made on interest earned on cash balances; the Company had significant cash resources throughout the year as compared to the previous fiscal year.

PROVISION FOR INCOME TAXES

       The Company is registered in Bermuda, where no tax laws are applicable. One of the Company's subsidiaries is subject to income taxes. Up to this date, this subsidiary has not had taxable income. The subsidiary has incurred losses for tax purposes. The deferred tax asset generated by the tax loss has been fully reserved for.

DISCONTINUED OPERATIONS

       During the 2000 fiscal year a loss of $11.93 million arose on discontinued operations as compared to $3.94 million in fiscal 1999, representing an increase of $7.99 million over the prior year. The prior fiscal year included the industrial and packaging business segments, which incurred losses of $1.46 million and were disposed of during 1999. The loss realized on the LPI business segment increased by $8.95 million from $6.17 million in 1999 to $15.12 million in 2000. The increase in the loss was primarily due to an aggressive attempt to increase the awareness of the product offered by signing up expensive portal agreements and advertising arrangements. Due to the lack of investor appetite for loss making Internet enterprises, LPI could no longer fund its operations and was placed under voluntary administration on August 2, 2000. Full provision has been made for the Company's investment in LPI. The Lifestyle business sector contributed a profit of $3.19 million as compared to $3.69 million during the previous fiscal year, a decrease of $0.50 million over the fiscal year. This is primarily because the growth experienced in this division in South African Rand was 3.9% , which is below the currency depreciation of the South African Rand against the US Dollar of 13%. The growth in the business sector was below expectations due to the lack of consumer demand in South Africa and the inability to increase selling prices to recover increased costs passed by Lifestyle suppliers due to competitive pressures experienced in a weak consumer market.

       The loss on disposition of $22.50 million in fiscal 2000 increased by $21.53 million from $0.97 million in fiscal 1999. The increase is primarily due to the estimated loss on liquidation of the LPI business segment and the expected loss arising on the disposition of the Lifestyle business segment after the inclusion of the currency translation adjustment reserve and the impairment of an intangible asset related to a restraint of trade agreement.

NET LOSS

       As a result of the above the Company has achieved a loss of $38.66 million as compared to a loss of $11.13 million in the prior year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

       Cash decreased by $24.19 million from $29.85 million to $5.66 million. Included in the $29.85 million is $4.64 million which was restricted and was used to repay LPI creditors. The decrease is primarily due to the cash from the Lifestyle business sector, which was included in the consolidated cash balance in 2000, but was sold in November, 2000. Substantially all the net cash received from the Lifestyle sale has been used to retire the increasing rate debentures $11.70 million face amount and to fund the acquisition of Fantasy. The balance of the remaining cash is being held to fund potential investments.

       Working capital decreased by $27.16 million from $31.42 million at June 30, 2000 to $4.25 million at June 30, 2001. This is primarily due to the sale of the Lifestyle businesses.

       At June 30, 2000 the Company had borrowings of $18.48 million which has decreased to $0.36 million. The decrease is due to the sale of the Lifestyle businesses and the early retirement of $11.70 million face amount of convertible debentures.

FUTURE COMMITMENTS

       The Company will pay off its remaining debentures of $0.30 million face amount of debentures after they mature in October, 2001. Excess remaining cash will be utilized to fund potential acquisitions. There are no other contingent payments remaining.

       Subsequent to year-end, the Company agreed to loan Magnolia Broadband $0.20 million in the form of convertible notes. The notes will bear interest at 10% per annum and mature in sixty days. The Company's investment is contingent on other investors loaning $0.55 million. Magnolia Broadband will continue to work on securing permanent financing. Magnolia has received commitments from the other investors for the $0.55 million. Upon closing this round of financing, the Company's ownership percentage will be reduced to 20% on a fully diluted basis. Magnolia's management believes that this financing will provide sufficient funding to operate through April 2002.

       As of June 30, 2001, Fantasy, the Company's only operating subsidiary, had incurred a loss. The Company anticipates that this situation will be rectified through a combination of improved controls over marketing expenditures and increased revenues through product expansion. However, there are no assurances that these changes will be successful. In the event that these plans are not successful, the Company may need to support the operations of Fantasy.

       On September 24, 2001, a newly created subsidiary of the Company acquired all the assets and business and assumed certain liabilities of Student Sports, a media company, producing publications, television programs and various marketing initiatives for the high school sports market. Management believes that Student Sports will be able to provide all of its capital requirements out of its own operations.

       The Company intends to continue to pursue acquisitions and anticipates utilizing a substantial portion of its remaining cash balances and the proceeds of its disposal of Lifestyle to fund this strategy to the extent that suitable acquisition candidates can be identified. The Company may be required to incur additional indebtedness or equity financing in connection with the funding of future acquisitions. There is no assurance that the Company will be able to incur additional indebtedness or raise additional equity to finance future acquisitions on terms acceptable to management, if at all.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The company does not ordinarily hold market risk sensitive instruments for trading purposes. The company does however recognize market risk from interest rate and foreign currency exchange exposure.

       INTEREST RATE RISK

       At June 30, 2001 the Company's cash resources earn interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. The debt of the continuing operations is primarily at fixed interest rates. Any decrease in interest rates will have a negative effect on the Company's earnings. There is no assurance that interest rates will increase or decrease over the next fiscal year.

       FOREIGN CURRENCY RISK

       Certain of the Company's cash balances and the remaining proceeds from the sale of Lifestyle are denominated in South African Rand. This exposes the Company to market risk with respect to fluctuations in the relative value of the South African Rand against the US Dollar. Due to the prohibitive cost of hedging these proceeds, the exposure has not been covered as yet. Should more favorable conditions arise, a suitable Rand hedge may be considered by management. For every 1% decline in the Rand/US Dollar exchange rate, at year-end exchange rates, the Company loses $1,238 on every R1,000,000 retained in South Africa.. Subsequent to year-end the Rand has depreciated against the US Dollar by approximately 10%. At June 30, 2001, the Company had assets denominated in Rand of R
       57.75 million.

                  SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000

                  SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                   F-1 - F-2

CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheets                                                        F-3

   Statements of Operations                                              F-4

   Statements of Stockholders' Equity and Comprehensive Income        F-5 - F-6

   Statements of Cash Flows                                           F-7 - F-8

   Notes to Consolidated Financial Statements                         F-9 - F-34

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Silverstar Holdings, Ltd.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheet of Silverstar Holdings Limited and Subsidiaries (the Company) as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion.

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silverstar Holdings, Ltd. and its subsidiaries at June 30, 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                            RACHLIN COHEN & HOLTZ LLP

Fort Lauderdale, Florida
September 7, 2001, except for Note 25,
   as to which the date is September 24, 2001

                          SILVERSTAR HOLDINGS, LTD.

                      REPORT OF THE INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Silverstar Holdings, Ltd.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity, of comprehensive income and of cash flows, present fairly, in all material aspects, the financial position of Silverstar Holdings, Ltd. and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by managment, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, the Company restated its consolidated financial statements for the years ended June 30, 2000, 1999 and 1998.


/s/ PricewaterhouseCoopers

PricewaterhouseCoopers
West Londaon
October 13, 2000
Except for Note 2(m)(ii)
as to which the date is February 20, 2001

                                  SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS

                                             JUNE 30, 2001 AND 2000

                                                                                         2001          2000
                                                                                         ----          ----
                                         ASSETS
                                         ------
Current Assets:
    Cash and cash equivalents                                                         $5,664,013   $ 29,853,067
    Accounts receivable, net                                                                   -     10,608,197
    Inventories                                                                          377,721      9,386,857
    Current portion of long-term notes receivable                                        411,266              -
    Prepaid expenses and other current assets                                            153,148      3,631,348
    Deferred income taxes                                                                     -        898,280
                                                                                   ------------   ------------
      Total current assets                                                             6,606,148     54,377,749

Property, Plant and Equipment, Net                                                       167,464     18,215,196

Investments in Affiliates                                                                631,066      1,283,935

Long-Term Notes Receivable                                                             5,033,080              -

Intangible Assets, Net                                                                 3,487,799     20,130,119

Deferred Charges and Other Assets                                                          6,300        259,440
                                                                                    ------------   ------------
      Total assets                                                                  $ 15,931,857   $ 94,266,439
                                                                                   =============  =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

Current Liabilities:
    Bank overdraft                                                                      $ 92,887      $ 896,860
    Current portion of long-term debt                                                    361,836      2,105,153
    Accounts payable                                                                     421,316     13,046,686
    Accrued expenses                                                                     553,742      5,754,638
    Deferred revenue                                                                     923,366              -
    Dividends payable                                                                          -        179,840
    Income taxes payable                                                                       -        676,003
    Other taxes payable                                                                        -        303,812
                                                                                    ------------   ------------
      Total current liabilities                                                        2,353,147     22,962,992

Long-Term Debt                                                                                 -     15,473,769

Deferred Income Taxes                                                                          -      4,402,038
                                                                                    ------------   ------------
      Total liabilities                                                                2,353,147     42,838,799
                                                                                    ------------   ------------
Minority Interest                                                                              -     37,059,840
                                                                                    ------------   ------------
FSAH Mandatory Redeemable Preferred Stock                                                      -      8,771,930
                                                                                    ------------   ------------

Commitments, Contingencies and Subsequent Events                                               -              -

Stockholders' Equity:
    Preferred stock, $0.01 par value; 5,000,000 shares authorized;
      no shares issued and outstanding                                                         -              -
    Common stock, Class A, $0.01 par value; 23,000,000 shares authorized;
      7,178,310 and 8,368,767 shares issued and outstanding, respectively                 71,783         83,687
    Common stock, Class B, $0.01 par value; 2,000,000 shares authorized;
      946,589 and 946,589 shares issued and outstanding, respectively                      9,466          9,466
    Common stock, FSAH Class B, R0.001 par value; 10,000,000 shares authorized;
      2,671,087 and 2,671,087 shares issued and outstanding, respectively                    600            600
    Additional paid-in capital                                                        63,349,937     64,307,442
    Accumulated deficit                                                              (49,853,076)   (44,595,916)
    Accumulated other comprehensive loss                                                       -    (14,209,409)
                                                                                    ------------   ------------
         Total stockholders' equity                                                   13,578,710      5,595,870
                                                                                    ------------   ------------
         Total liabilities and stockholders' equity                                 $ 15,931,857   $ 94,266,439
                                                                                    ============   ============

                                 See notes to consolidated financial statements.

                                        SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                          YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                                                                  2001            2000            1999
                                                                                  ----            ----            ----

Revenues                                                                       $1,301,432       $        -     $         -
                                                                               ----------       ----------      ----------

Operating Expenses:
    Cost of sales                                                                 869,185                -               -
    Selling, general and administrative                                         3,055,955        1,844,197       2,090,086
    Amortization of intangibles                                                   369,318          640,441         410,466
    Depreciation                                                                   67,955            6,490           4,286
                                                                               ----------       ----------      ----------
                                                                                4,362,413        2,491,128       2,504,838
                                                                               ----------       ----------      ----------

Operating Loss                                                                 (3,060,981)      (2,491,128)     (2,504,838)

Gain (Loss) on Sale of Subsidiary Stock                                                 -          103,505        (804,150)

Interest in Losses of Unconsolidated Affiliates                                (1,919,026)        (251,163)              -

Other Income                                                                      200,757                -               -

Preference Dividend                                                              (165,109)        (149,755)       (495,991)

Foreign Currency Loss                                                          (1,042,474)         (80,702)              -

Interest Income (Expense), Net of Interest Income of
    $1,548,882, $668,109 and $297,834, respectively                               976,107       (1,363,360)     (2,403,997)
                                                                               ----------       ----------      ----------
Loss from Continuing Operations Before Income Taxes                            (5,010,726)      (4,232,603)     (6,208,976)

Provision for Income Taxes                                                             -              (619)         (1,219)
                                                                               ----------       ----------      ----------

Loss From Continuing Operations                                                (5,010,726)      (4,233,222)     (6,210,195)

Discontinued Operations:
    Loss from operations, net of income taxes of
      $0, $2,543,255 and $2,893,380, respectively                                       -      (11,931,286)     (3,941,319)
    Loss on disposition, net of income taxes of $0, $0 and $0,
      respectively                                                             (2,389,383)     (22,497,978)       (974,948)
                                                                               ----------       ----------      ----------

Loss before Extraordinary Item                                                 (7,400,109)     (38,662,486)    (11,126,462)

Extraordinary Item - Gain on Extinguishment of Debt,
    Net of Income Taxes of $0                                                  2,142,949                -               -
                                                                               ----------       ----------      ----------

Net Loss                                                                      $(5,257,160)    $(38,662,486)   $(11,126,462)
                                                                              ===========     ============    ============

Loss Per Share - Basic and Diluted:
    Continuing operations                                                         $ (0.57)         $ (0.54)        $ (0.95)
    Discontinued operations                                                         (0.27)           (4.39)          (0.75)
                                                                               ----------       ----------      ----------
        Loss before extraordinary item                                              (0.84)           (4.93)          (1.70)

    Extraordinary item                                                              0.24                -               -
                                                                               ----------       ----------      ----------

    Net loss                                                                      $ (0.60)         $ (4.93)        $ (1.70)
                                                                              ===========     ============    ============

Weighted Average Common Stock Outstanding:
    Basic and diluted                                                          8,849,663        7,836,387       6,548,491
                                                                              ===========     ============    ============


                                      See notes to consolidated financial statements.

                                                            F-4

                                     SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                       YEARS ENDED JUNE 30, 2001, 2000 AND 1999



                                                       Silverstar               Silverstar
                                                      Holdings, Ltd.          Holdings, Ltd.         First SA Holdings
                                                         Class A                  Class B                 Class B
                                                      Common Stock             Common Stock            Common Stock
                                                      ------------             ------------            ------------
                                                   Shares       Amount       Shares      Amount      Shares     Amount
                                                   ------       ------       ------      ------      ------     ------
Balance, June 30, 1998                              5,649,209    $ 56,492    1,822,500   $ 18,225    2,307,782     $ 537

Year Ended June 30, 1999:
    Issuance of stock to FSAC escrow agent            243,400       2,434            -          -            -         -
    Issuance of stock on additional purchase
      price payments                                        -           -            -          -      242,684        43
    Options exercised                                  20,000         200            -          -            -         -
    Conversion of 9% debentures
      to common stock                                 320,700       3,207            -          -            -         -
    Redemption and cancellation of stock
      from FSAC escrow agent                       (1,726,078)    (17,260)           -          -            -         -
    Conversion of Class B common stock
       to Class A common stock                        875,911       8,759     (875,911)    (8,759)           -         -
    Net loss                                                -           -            -          -            -         -
    Translation adjustment                                  -           -            -          -            -         -
    Total comprehensive loss                                -           -            -          -            -         -
                                                   ----------     -------     --------     ------   ----------      ----


Balance, June 30, 1999                              5,383,142      53,832      946,589      9,466    2,550,466       580
                                                   ----------     -------     --------     ------   ----------      ----

                                                                     Retained        Accumulated
                                                     Additional      Earnings           Other
                                                      Paid-in      (Accumulated     Comprehensive
                                                      Capital        Deficit)       Income (Loss)        Total
                                                      -------        --------       -------------        -----

Balance, June 30, 1998                               $ 28,288,404     $ 5,193,032      $(17,377,313)   $ 16,179,377

Year Ended June 30, 1999:
    Issuance of stock to FSAC escrow agent                 (2,434)              -                 -               -
    Issuance of stock on additional purchase
      price payments                                    1,033,572               -                 -       1,033,615
    Options exercised                                     106,800               -                 -         107,000
    Conversion of 9% debentures
      to common stock                                   1,732,895               -                 -       1,736,102
    Redemption and cancellation of stock
      from FSAC escrow agent                           (8,837,331)              -                 -      (8,854,591)
    Conversion of Class B common stock
       to Class A common stock                                  -               -                 -               -
    Net loss                                                    -     (11,126,462)                -
    Translation adjustment                                      -               -         3,015,925
    Total comprehensive loss                                    -               -                 -      (8,110,537)
                                                      -----------      -----------      ------------     ----------


Balance, June 30, 1999                                 22,321,906      (5,933,430)      (14,361,388)      2,090,966
                                                      -----------      -----------      ------------     ----------

                                   See notes to consolidated financial statements.

                                                         F-5

                                     SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                       YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                                                      (Continued)

                                                                   Silverstar           Silverstar
                                                                  Holdings, Ltd.       Holdings, Ltd.     First SA Holdings
                                                                    Class A               Class B              Class B
                                                                  Common Stock         Common Stock         Common Stock
                                                                  ------------         ------------         ------------
                                                                Shares     Amount     Shares    Amount    Shares     Amount
                                                                ------     ------     ------    ------    ------     ------
Balance, June 30, 1999                                          5,383,142  $ 53,832    946,589  $ 9,466   2,550,466    $ 580

Year Ended June 30, 2000:
    Issuance of stock to FSAC escrow agent                        120,621     1,206          -        -           -        -
    Issuance of stock on additional purchase price payments             -         -          -        -     120,621       20
    Issuance of shares                                          1,379,310    13,793          -        -           -        -
    Warrants exercised                                            247,311     2,473          -        -           -        -
    Options exercised                                             180,000     1,800          -        -           -        -
    Conversion of 9% debentures to common stock                   742,503     7,425          -        -           -        -
    Increasing rate debentures converted to common stock          315,789     3,158          -        -           -        -
    Issuance of warrants                                                -         -          -        -           -        -
    Equity gain on group restructure                                    -         -          -        -           -        -
    Net loss                                                            -         -          -        -           -        -
    Provision for loss on subsidiary                                    -         -          -        -           -        -
    Translation adjustment                                              -         -          -        -           -        -
    Total comprehensive loss                                            -         -          -        -           -        -
                                                               ---------- ---------    ------- --------  ----------   ------

Balance, June 30, 2000                                          8,368,676    83,687    946,589    9,466   2,671,087      600

Year Ended June 30, 2001:
    Disposal of FSAH -translation loss                                  -         -          -        -           -        -
    Stock issued to employee                                       10,000       100          -        -           -        -
    Issuance of warrants for services                                   -         -          -        -           -        -
    Purchase and retirement of treasury stock                  (1,200,366)  (12,004)         -        -           -        -
    Net loss                                                            -         -          -        -           -        -
                                                               ---------- ---------    ------- --------  ----------   ------
Balance, June 30, 2001                                         7,178,310  $ 71,783    946,589  $ 9,466   2,671,087    $ 600
                                                               ========== =========   ======== ========  ==========   ======

                                                                                Retained      Accumulated
                                                               Additional       Earnings        Other
                                                                 Paid-in      (Accumulated  Comprehensive
                                                                 Capital        Deficit)     Income (Loss)       Total
                                                                 -------        --------     -------------       -----
Balance, June 30, 1999                                          $ 22,321,906    $(5,933,430)    $(14,361,388)    $2,090,966

Year Ended June 30, 2000:
    Issuance of stock to FSAC escrow agent                            (1,206)             -                -              -
    Issuance of stock on additional purchase price payments          567,687              -                -        567,707
    Issuance of shares                                            18,361,207              -                -     18,375,000
    Warrants exercised                                             1,356,434              -                -      1,358,907
    Options exercised                                                872,296              -                -        874,096
    Conversion of 9% debentures to common stock                    4,083,465              -                -      4,090,890
    Increasing rate debentures converted to common stock           3,312,657              -                -      3,315,815
    Issuance of warrants                                           3,446,633              -                -      3,446,633
    Equity gain on group restructure                               9,986,363              -                -      9,986,363
    Net loss                                                               -    (38,662,486)               -
    Provision for loss on subsidiary                                       -              -        6,268,756
    Translation adjustment                                                 -              -       (6,116,777)
    Total comprehensive loss                                               -              -                -    (38,510,507)
                                                               -------------  -------------      -----------  -------------

Balance, June 30, 2000                                            64,307,442    (44,595,916)     (14,209,409)     5,595,870

Year Ended June 30, 2001:
    Disposal of FSAH -translation loss                                     -              -       14,209,409     14,209,409
    Stock issued to employee                                           7,400              -                -          7,500
    Issuance of warrants for services                                 34,326              -                -         34,326
    Purchase and retirement of treasury stock                       (999,231)             -                -     (1,011,235)
    Net loss                                                               -     (5,257,160)               -     (5,257,160)
                                                               -------------  -------------      -----------  -------------
Balance, June 30, 2001                                         $  63,349,937  $ (49,853,076)     $        -   $  13,578,710
                                                               =============  ==============     ===========  =============

                                       See notes to consolidated financial statements.


                                                         F-6

                                        SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                                                                    2001            2000            1999
                                                                                    ----            ----            ----
Cash Flows from Operating Activities:
    Net loss from continuing operations                                        $(5,010,726)    $(4,233,222)    $(6,210,195)
    Dividend charge                                                                165,109         149,755         495,991
    Depreciation and amortization                                                  437,273         737,209         414,752
    Non-cash compensation charge                                                         -               -         268,802
    Deferred income taxes                                                                -         748,359       1,104,397
    Net loss (gain) on sale of assets                                                    -         (34,419)        665,842
    Net gain on sale of and dilution in subsidiaries                                     -        (103,505)        804,150
    Issuance of stock and warrants for services                                     41,826               -               -
    Changes in operating assets and liabilities, net                              (943,728)      3,838,445         541,506
    Increase in other assets                                                        32,351               -               -
    Creation of debenture redemption reserve fund                                  266,748       1,012,500         843,750
    Provision for affiliate losses                                                       -          35,763               -
    Equity in losses of affiliates                                              1,919,026         160,885               -
                                                                                ----------      ----------      ----------
        Net cash provided by (used in) continuing operations                    (3,092,121)      2,311,770      (1,071,005)
        Net cash provided by (used in) discontinued operations                  (1,090,173)    (15,032,079)      1,042,217
                                                                                ----------      ----------      ----------
        Net cash used in operating activities                                   (4,182,294)    (12,720,309)        (28,788)
                                                                                ----------      ----------      ----------

Cash Flows from Investing Activities:
    Proceeds on disposal of investment in subsidiaries                                   -         421,400       5,712,671
    Proceeds on disposal of discontinued operations                             11,102,549               -          91,718
    Additional shares acquired in subsidiaries                                           -               -         (51,402)
    Acquisition of intangibles                                                     (49,332)        (25,232)        (74,832)
    Acquisition of property, plant and equipment                                (1,662,725)     (5,862,741)     (5,968,074)
    Proceeds on disposal of property, plant and equipment                           74,150         147,237         740,482
    Additional purchase price payments                                                   -        (586,589)     (2,523,311)
    Other assets acquired                                                                -          (1,512)       (171,322)
    Investment in affiliates                                                             -      (2,805,423)              -
    Decrease in long-term receivable                                             1,188,355               -               -
    Settlement of share price warranties                                                 -               -      (5,073,339)
    Loan to affiliate                                                             (250,000)              -               -
    Repayment of loan by affiliates                                                161,500               -               -
    Acquisition of subsidiaries (net of cash of $863,337,
      $0 and $430,556)                                                          (3,454,569)              -      (2,438,375)
    Other                                                                            1,042               -               -
                                                                                ----------      ----------      ----------
        Net cash provided by (used in) investing activities                      7,110,970      (8,712,860)     (9,755,784)
                                                                                ----------      ----------      ----------

                                       See notes to consolidated financial statements.

                                                            F-7

                                        SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                          YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                                                                   2001             2000            1999
                                                                                   ----             ----            ----
Cash Flows from Financing Activities:
    Short term borrowings, net                                                 $ (999,883)       $ 301,767       $ 836,250
    Proceeds from long-term debt                                                        -          234,542       1,317,219
    Repayment of long-term debt                                                (1,246,822)      (6,227,693)       (200,486)
    Redemption of debentures                                                  (11,700,000)               -      (2,630,132)
    Redemption of preferred shares                                             (8,153,928)               -               -
    Treasury stock transactions                                                (1,011,232)               -               -
    Proceeds on issuance of FSAH mandatory
      redeemable preferred stock                                                        -                -       9,891,197
    Share issue expenses in subsidiary company                                          -                -         (59,489)
    Dividends paid                                                                      -       (1,342,996)       (284,219)
    Proceeds on minority shares issued in Lifestyle                                     -           16,887               -
    Proceeds of subsidiary stock issue                                                  -       18,997,589               -
    Proceeds on issuance of common stock                                               -        20,543,100         107,000
                                                                             ------------     ------------    ------------
        Net cash provided by (used in) financing activities                   (23,111,865)      32,523,196       8,977,340
                                                                             ------------     ------------    ------------
Effect of Exchange Rate Changes on Cash                                        (4,005,865)      (2,050,261)      3,671,542
                                                                             ------------     ------------    ------------
Net Increase (Decrease) in Cash and Cash Equivalents                          (24,189,054)       9,039,766       2,864,310
Cash and Cash Equivalents, Beginning                                           29,853,067       20,813,301      17,948,991
                                                                             ------------     ------------    ------------
Cash and Cash Equivalents, Ending                                            $  5,664,013     $ 29,853,067    $ 20,813,301
                                                                             ============     ============    ============
Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for interest                                   $  373,574       $1,363,360      $1,298,438
                                                                             ============     ============    ============
    Cash paid during the period for income taxes                               $        -       $2,218,165      $2,170,203
                                                                             ============     ============    ============

                                      See notes to consolidated financial statements.
                                                            F-8

                  SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2001, 2000 AND 1999


NOTE 1.  ORGANIZATION AND PRINCIPAL ACTIVITIES OF THE GROUP

         Silverstar Holdings, Ltd. (formerly Leisureplanet Holdings Ltd.) (the "Company"), was founded on September 6, 1995. The purpose of the Company has changed from acquiring and operating South African Companies to investing in companies that fit a predefined investment strategy.

         On November 17, 2000, the Company acquired Fantasy Sports, Inc. ("Fantasy"). Fantasy specializes in Internet-based subscriptions for NASCAR, college football and basketball and other fantasy sports games (see Note 3).

         Additional investments have been made in other companies, which are in line with the Company's new focus (see Notes 7 and 25).

         DISCONTINUED OPERATIONS

         The original investment made in Leisureplanet.com ("LPI"), the Internet travel related services company, has been unsuccessful due to a lack of further investor funding into the loss making entity. Therefore, on August 2, 2000, LPI was placed under voluntary administration in the United Kingdom and subsequently liquidated (see Note 15).

         In addition to LPI, First Lifestyle Holdings Limited ("Lifestyle"), the products segment, was also discontinued in line with the shift in strategy of the holding company. This segment was involved in the manufacture, sale and distribution of lifestyle enhancing products, which included both consumable food products and semi-durable outdoor and indoor products (see Note 15).

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and incorporate the following significant accounting policies:

         CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which it has a majority voting interest. Investments in affiliates are accounted for under the equity method of accounting. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

         The entities included in these consolidated financial statements are as follows:

                Silverstar Holdings, Ltd. (Parent Company)
                Silverstar Holdings, Inc.
                First South African Management Corp.
                First South African Holdings, Ltd. (FSAH)
                Fantasy Sports, Inc.

                  SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates which could be subject to change in the near term include amortization and valuation of intangible assets.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash and all highly liquid investments with original maturities of three months or less.

         CONCENTRATIONS OF CREDIT AND MARKET RISKS

         Financial instruments that potentially subject the Company to concentrations of credit and market risk are comprised of cash and cash equivalents and notes receivable.

         CASH

         The Company currently maintains substantially all cash and cash equivalents with financial institutions in South Africa denominated in South African Rand. Changes in the value of the Rand compared to the U.S. dollar can have an unfavorable impact on the value of the cash and cash equivalents. In addition, these financial instruments are not subject to credit insurance.

         NOTES RECEIVABLE

         The Company's notes receivable are to be settled in South African Rand by South African companies. The Company's ability to collect on these notes may be affected by economic conditions in South Africa and the value of the South African Rand, as compared to the U.S. dollar.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of cash and cash equivalents, accounts receivable, accounts payable and convertible debentures approximate fair value due to the short-term nature of these instruments. The carrying value of long-term notes receivable approximates fair values since interest rates are keyed to the South African prime lending rate.

         INVENTORIES

         Inventories are valued at the lower of cost or market with cost determined on the first-in, first-out method.

                  SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Land was not depreciated. Buildings were depreciated over 20 years. Plant and equipment and motor vehicles are depreciated over 3 to 10 years. Leasehold improvements are amortized over the terms of the related leases.

         SOFTWARE DEVELOPED FOR INTERNAL USE

         As a result of the acquisition of Fantasy in November 2000, the Company has adopted the provisions of AICPA Statement of Position (SOP) 98-1 "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED AND OBTAINED FOR INTERNAL USE". SOP 98-1 requires the capitalization of all internal and external costs incurred to develop internal use software during the application development stage. Fantasy operates its fantasy league through the use of software the company develops. In 2001, Fantasy developed software to run the college basketball fantasy league; however, such costs were not significant.

         INTANGIBLE ASSETS

         Intangible assets include goodwill, customer lists, patents and trademarks, recipes and other intellectual property and non-competition agreements. Intangible assets are stated on the basis of cost and are amortized on a straight-line basis over a period of three to twenty five years. Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible. Should these cash flows not equate to or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required. Goodwill and customer lists are amortized over a period of 3 to 25 years. The patents, trademarks, recipes and other intellectual property were amortized over a period of 25 years, and non-competition agreements were amortized over a 3-year period, up to the time of their disposal (see Note 15).

         FOREIGN CURRENCY TRANSLATION

         The functional currency of the Company is the United States Dollar; the functional currency of First South African Holdings, Ltd. (FSAH) is the South African Rand. Accordingly, the following rates of exchange have been used for translation purposes:

         Assets and liabilities are translated into United States Dollars using exchange rates at the balance sheet date. Common stock and additional paid-in capital are translated into United States Dollars using historical rates at date of issuance. Revenue, if any, and expenses are translated into United States Dollars using the weighted average exchange rates for each year. The resultant translation adjustments are reported in the statement of operations since FSAH has sold all its operating subsidiaries.

                  SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


         REVENUES

         Revenues generated by Fantasy are seasonal from mid-February to the end of November. Fantasy collects its revenue at the beginning and mid-point of the season and recognizes this deferred revenue pro rata over the season.

         ADVERTISING COSTS

         Advertising costs are expensed as incurred. Advertising costs incurred for the year ended June 30, 2001 was $591,894. Advertising costs incurred for the years ended June 30, 2000 and 1999 are included in discontinued operations.

         INCOME TAXES

         The Company accounts for its income taxes using SFAS No. 109, "ACCOUNTING FOR INCOME TAXES", which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS No. 123"), encourages but does not require companies to record stock-based compensation plans using a fair value based method. The Company has chosen to continue to account for stock-based compensation using the intrinsic value based method prescribed in Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

         NET LOSS PER SHARE

         Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive potential common shares which includes the dilutive effect of stock options, warrants and convertible debentures. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. The diluted share base for the years ended June 30, 2001, 2000 and 1999 excludes shares of 261,092, 2,997,230, and 2,565,817, respectively, related to stock options, warrants and convertible debentures. These shares are excluded due to their anti-dilutive effect as a result of the Company's loss from continuing operations during 2001, 2000 and 1999.

                  SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


         RECLASSIFICATIONS

         Certain items in the prior year financial statements have been reclassified to conform to the current period presentation.

         RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The statement requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 will be effective for the Company's financial statements beginning July 1, 2002, with earlier application encouraged. The Company believes that the adoption of this statement will not have a significant impact on the results of operations or financial position of the Company.

         In July 2001, the FASB issued SFAS No. 141, "BUSINESS COMBINATIONS", and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" which replace Accounting Principles Board Opinion Nos. 16, "BUSINESS COMBINATIONS" and 17, "INTANGIBLE ASSETS", respectively. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interests method be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only method. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which the Company will be required to adopt on July 1, 2002. After June 30, 2002, goodwill can only be written down upon impairment discovered during annual tests for fair value, or discovered during tests taken when certain triggering events occur. The Company is in the process of determining the impact of these pronouncements on its consolidated financial position and results of operations.

         In June 1998, the FASB issued SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivatives gains and losses to offset related results on the hedged item in the income statement and requires that the company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The adoption of this statement has not had a significant impact on the results of operations or financial position of the Company.

                  SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

         Staff Accounting Bulletin "SAB" No. 101, issued by the U.S. Securities and Exchange Commission, provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company believes that it is in compliance with the guidelines set forth in SAB 101.

NOTE 3.  ACQUISITIONS

         The results of operations of the following acquisition are included in the consolidated financial statements from the date of acquisition. The costs of the acquisition were allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed as required under purchase accounting.


                                                     Percentage       Purchase
         SUBSIDIARY/BUSINESS     Date Acquired        Acquired     Consideration
         -------------------     -------------        --------     -------------

          Fantasy Sports, Inc.   November 15, 2000       100%        $4,330,990
                                                                     =========

          ACQUISITION COSTS:

             Cash consideration                                      $4,330,990
                                                                      ---------

          Net Assets Acquired:
             Cash and cash equivalents                                  863,276
             Current assets                                              25,985
             Property, plant and equipment                              193,472
             Intangibles                                              3,782,814
                                                                      ---------
                Total assets                                          4,865,547

          Current Liabilities                                           534,557
                                                                     ----------
                                                                     $4,330,990

         In connection with the acquisition of Fantasy Sports, Inc., the Company recorded intangibles consisting of goodwill and customer lists. These intangibles are being amortized on a straight-line basis over their expected useful lives of 3 to 10 years.

         The following unaudited pro forma summary presents consolidated financial information as if the acquisition of Fantasy Sports, Inc. had occurred effective July 1, 1999. The pro forma amounts include adjustments for amortization of intangibles. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the consolidated entities.

                                                                      Year Ended June 30,
                                                                      -------------------

                                                                     2001             2000
                                                                     ----             ----

         Revenue                                                $  2,231,026   $    2,611,280
                                                                  ==========    =============



                  SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3.  ACQUISITIONS (Continued)
                                                                      Year Ended June 30,
                                                                      -------------------

                                                                     2001             2000
                                                                     ----             ----

         Loss before extraordinary item                          $(8,472,074)    $(39,178,696)
         Extraordinary item - gain on extinguishment of debt       2,142,949                -
                                                                  ----------     ------------

            Net loss                                             $(6,329,125)    $(39,178,696)
                                                                  ==========      ===========

         Loss per share - basic and diluted:

            Loss before extraordinary item                            $(0.96)          $(5.00)
            Extraordinary item                                          0.24                -
                                                                       -----          -------
            Net loss                                                  $(0.72)          $(5.00)
                                                                       =====            =====

NOTE 4.  ACCOUNTS RECEIVABLE

                                                                       2001           2000
                                                                       ----           ----

        Accounts receivable                                       $        -       $11,034,417
        Less allowance for doubtful accounts                               -           426,220
                                                                  ----------      ------------
                                                                  $        -       $10,608,197
                                                                   =========        ==========

NOTE 5.  INVENTORIES

                                                                      2001            2000
                                                                      ----            ----

        Finished goods                                              $377,721        $5,147,642
        Work in progress                                                   -           358,890
        Raw materials and ingredients                                      -         2,701,284
        Supplies                                                            -        1,179,041
                                                                 ------------        ---------
                                                                    $377,721        $9,386,857
                                                                     =======         =========

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

                                                                      2001            2000
                                                                      ----            ----

        Land and buildings                                       $           -    $  2,174,364
        Leasehold improvements                                         7,264         1,265,657
        Plant and equipment                                          251,021        23,721,346
        Motor vehicles                                                     -         2,325,005
        Construction in progress                                            -          558,416
                                                                 ------------     ------------
                                                                     258,285        30,044,788
        Less accumulated depreciation                                 90,821        11,829,592
                                                                    --------        ----------
                                                                    $167,464       $18,215,196
                                                                     =======        ==========

Depreciation expense was $67,955, $2,906,643, and $2,510,953 for the years ended June 30, 2001, 2000 and 1999, respectively. Of this depreciation expense, $-0-, $2,900,153 and $2,506,667, respectively, was included in discontinued operations.

                  SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7.  INVESTMENTS IN AFFILIATES

         A summary of the investments in affiliates on the consolidated financial statements is presented below:

                                                                     Effective       As of and for the Year Ended
                                                                    Percentage       ----------------------------
                                                                     Ownership      June 30, 2001     June 30, 2000
                                                                     ---------      -------------     -------------
           Investments In and Receivables From
              Unconsolidated Affiliates:
                 HotelSupplyGroup.com                                   51%       $               -    $   183,134
                 Magnolia Broadband                                     48               631,066         1,076,338
                 Hall Lifestyle Products                                50                       -          24,463
                                                                                  ----------------     -----------
                                                                                    $    631,066        $1,283,935
                                                                                     ===========         =========
           Share of losses of unconsolidated affiliates:
              HotelSupplyGroup.com                                      51          $    (14,032)     $    (37,223)
              Magnolia Broadband (includes $250,000
                 provision relating to the convertible note
                 and $433,332 and $90,278, respectively,
                 of goodwill amortization)                              48            (1,904,994)         (213,940)
                                                                                      ----------        ----------
                                                                                     $(1,919,026)      $  (251,163)
                                                                                      ==========        ==========

         HOTELSUPPLYGROUP.COM

         On July 13, 1999 the Company organized a new company, HotelSupplyGroup.Com Limited ("HSG"), with Intercommerce Trading Limited. HSG is 51% owned by the Company and 49% by Intercommerce Trading limited. However, the Company does not have a majority voting interest; therefore, HSG has been accounted for under the equity method in the consolidated financial statements. A stockholder's loan of $250,000 was advanced to HSG as initial funding. As of June 30, 2001, the Company's investment in HSG has been reduced to zero due to uncertainty surrounding its recoverability. HSG was subsequently liquidated.

         HALL LIFESTYLE PRODUCTS LTD.

         On February 21, 2000, the Company organized a new company, Hall Lifestyle Products (Pty) Ltd ("HLP") and entered into a joint venture agreement with HL Hall & Sons (Group Services) (Pty) Ltd ("Hall"), whereby each venturer invested an equal sum of R275,000 into a newly formed entity. The Company and Hall each own 50% of HLP with equal voting rights.

         The losses incurred in HLP of $23,111 in 2001 are included in the Lifestyle discontinued operation.

         MAGNOLIA BROADBAND, INC.

         On April 14, 2000, the Company purchased 3,447,774 shares of Series A Preferred stock in Magnolia Broadband ("Magnolia"), with voting rights representing a 48% interest in Magnolia, for a consideration of $2,500,000, $1,300,000 of which was recorded as goodwill. The goodwill relating to the Company's investment in Magnolia is being amortized over a three-year period.

                  SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7.  INVESTMENTS IN AFFILIATES (Continued)

         MAGNOLIA BROADBAND, INC. (Continued)

         On March 9, 2001, the Company loaned Magnolia $250,000. This loan is convertible into the type of equity security Magnolia sells in its next private placement. In connection with this loan, Magnolia issued the Company warrants to acquire 250,000 shares of Magnolia's common stock at an exercise price of $1.00 per share. The warrants expire on March 9, 2006. The value of the warrants at the date of issuance was not considered significant. At June 30, 2001, the Company provided a full valuation allowance relating this $250,000 loan. Subsequent to June 30, 2001, the Company made an additional investment in Magnolia (see Note
         26).

NOTE 8.  LONG-TERM NOTES RECEIVABLE

         In connection with the sale of Lifestyle, which was completed in November 2000, the Company received as partial consideration three notes denominated in South African Rand. These notes are subject to foreign currency risk and a portion of one is subject to certain performance requirements of the obligee. Two notes require principal payments ranging from R175,000 to R184,000 through June 30, 2003. The third note was for R52 million of which R20 million (plus accrued interest) has been treated as contingent consideration to be recorded when collected. The remaining R32 million is payable to the extent the borrower collects on Junior debt. Collections of Junior debt will be first charged against accrued interest and the excess applied to the receivable balance not to exceed tranches of R500,000. These notes bear interest at rates based on the South African prime rate (13.5% at June 30, 2001). Notes receivable include accrued interest of approximately $270,000.

          Balance at June 30, 2001                                          $5,444,346
          Less current portion                                                 411,266
                                                                            ----------
          Long-term portion                                                 $5,033,080
                                                                             =========

NOTE 9.  INTANGIBLE ASSETS

                                                             2001             2000
                                                             ----             ----

        Goodwill                                          $3,567,814      $  5,596,624
        Customer lists                                       215,000                 -
        Patents and trademarks                                     -         5,366,800
        Recipes and other intellectual property                    -        11,590,790
                                                         -----------        ----------
                                                           3,782,814        22,554,214
        Less accumulated amortization                        295,015         2,424,095
                                                         -----------        ----------
        Intangible assets, net                            $3,487,799       $20,130,119
                                                          ==========       ===========

Amortization expense was $369,318, $2,934,686 and $1,613,206 for the years ended June 30, 2001, 2000 and 1999, respectively. Of this amortization expense, $-0-, $2,203,967 and $1,209,253, respectively, was included in discontinued operations.

                  SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 10. LONG-TERM DEBT

                                                             2001          2000
                                                             ----          ----
        Increasing rate convertible debentures            $300,000      $12,000,000
        Debenture redemption reserve fund                   61,836        2,025,000
        Mortgage loans                                           -          373,333
        Equipment notes                                          -        2,164,047
        Deferred purchase consideration                           -       1,016,542
                                                      -------------     -----------
                                                           361,836       17,578,922
        Less current portion                               361,836        2,105,153
                                                      ------------      -----------
        Long-term debt, net                           $          -      $15,473,769
                                                      ============      ===========

         INCREASING RATE SUBORDINATED CONVERTIBLE DEBENTURES

         15,000 increasing rate subordinated convertible debentures of $1,000 each were issued on October 31, 1997.

         These debentures bear interest at the following rates which is payable quarterly:

                  4% per annum for the year ending October 31, 1998; 4.5% per annum for the two years ending October 31, 2000; and 5% per annum for the year ending October 31, 2001.

         The debentures are convertible into shares of common stock, at the option of the debenture holder, at any time prior to maturity at a price of $9.50 per share. The debentures may be redeemed at the option of the Company from October 31, 1998, if the Company's common stock trades at more than $14.25 per share for 30 consecutive market days. Should the debentures not be converted into shares of common stock prior to October 31, 2001, the maturity date, the redemption value of the debentures will be 122.5% of the principal amount.

         The following covenants are in existence:

                  A restriction has been placed on the ability of the Company to pay any dividends. The restriction against repurchasing stock was waived.

                  A restriction has been placed on transactions with affiliates, whereby all transactions must be no less favorable than those on normal commercial terms.

                  The Company may not adopt any plan of liquidation
                  (bankruptcy).

         During fiscal 2000, 3,000 increasing rate subordinated convertible debentures of $1,000 each were converted to shares of common stock at $9.50 per share. The unamortized debt issue costs related to these debentures was offset against additional paid-in capital. There were no debentures converted into common stock in fiscal 2001.

         Debt issue costs of $669,294 relating to these debentures are being amortized over the term of the debenture issue. The charge to interest expense for fiscal year 2001 was $107,310.

                  SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 10. LONG-TERM DEBT (Continued)

         INCREASING RATE SUBORDINATED CONVERTIBLE DEBENTURES (Continued)

         As of June 30, 2001, the Company has redeemed all but $300,000 of the increasing rate convertible debentures (see below).

         DEBENTURE REDEMPTION RESERVE FUND

         Under the terms of the increasing rate subordinated convertible debentures, a redemption reserve fund has been created to accrue for the premium required on the redemption of those debentures on October 31, 2001. This debenture redemption reserve fund is being created on the straight-line basis over the remaining period of the debenture tenure.

         The charge to interest expense for fiscal year 2001 for the debenture redemption reserve was $275,107.

         In connection with redemption of the increasing rate subordinated convertible debentures in 2001, the Company recognized an extraordinary gain of $2,142,949 (Net of $119,323 debenture issuance costs and $24,000 of accrued interest write-off) of previously accrued amounts in the debenture redemption reserve fund (see Note 16). The balance of the debenture redemption reserve fund at June 30, 2001 was $61,836.

NOTE 11. FSAH MANDATORY REDEEMABLE STOCK

         On April 16, 1999, FSAH issued 60,000,000 mandatory redeemable preferred stock for R60,000,000, each with a par of R0.001. FSAH is a wholly owned subsidiary of the Company. The preferred stock was redeemable on April 17, 2002 at the original issue price. Dividends on the preferred stock are equal to the greater of (i) the dividend declared by Lifestyle, a subsidiary of FSAH, listed on the Johannesburg Stock Exchange, or (ii) 125% of the prior year's dividend. These dividends accrued annually and were payable 3 days after the receipt of the Lifestyle dividend or, if no such dividend was declared, annually on February 19. No dividends were declared in 2001 and 2000.

         During 2001, the Company redeemed all the redeemable preferred stock with proceeds received from the sale of Lifestyle.

NOTE 12. FOREIGN CURRENCY CASH FLOW HEDGE

         The functional currency of the Company's South African subsidiary is the South African Rand. Due to the volatility of this currency against the currencies of major trading partners, forward foreign currency exchange contracts are entered into which effectively result in the purchase of foreign currency at a set value for delivery at a future date. These contracts generally do not exceed one year. Unrealized gains and losses at June 30, 2001 and 2000 were not material. Foreign currency losses are reported in the accompanying statement of operations net of foreign currency hedging gains and losses.

                  SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 13. GAIN (LOSS) ON SALE OF SUBSIDIARY STOCK

         The gain (loss) on disposal of subsidiary stock includes any gains or losses made on the dilution of the Company's effective interest in subsidiaries by the issuance of shares in its underlying subsidiaries to minority stockholders.

         The gain (loss) on disposal and dilution recognized in the consolidated statements of operations was comprised of the following:

                                                                                            2000           1999
                                                                                            ----           ----
         Proceeds received                                                                $421,400    $ 5,712,671
         Less net carrying value of shares of First Lifestyle Holdings Limited             317,895      5,097,527
                                                                                           -------      ---------
                                                                                           103,505        615,144
         Loss on dilution in First Lifestyle Holdings Limited                                      -   (1,419,294)
                                                                                        ------------   ----------
                                                                                          $103,505    $  (804,150)
                                                                                           =======     ==========

         There were no such gains or losses for the year ended June 30, 2001.

NOTE 14. INCOME TAXES

         The components of the Company's provision (benefit) for income taxes were as follows:

                                       2001       2000        1999
                                       ----       ----        ----
          Current:
             Federal               $       -      $619       $1,219
             State                         -         -            -
                                    --------     -----    ---------
                                           -       619        1,219
                                    --------       ---        -----
          Deferred:
             Federal                       -         -            -
             State                         -         -            -
                                    --------     -----     --------
                                           -         -            -
                                    --------     -----     --------
                                   $       -      $619       $1,219
                                    ========     =====     ========

A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:

                                                                   2001           2000           1999
                                                                   ----           ----           ----

          Tax benefit at the statutory rate of 34%            $(1,703,647)    $(1,439,085)    $2,111,052
          Tax benefit relating to income in non-taxing
             jurisdictions                                      1,031,590       1,439,085      2,111,052
          State income taxes, net of federal income tax           (59,299)              -              -
          Travel and entertainment                                  2,276               -              -
          Valuation allowance                                     729,080               -              -
                                                              -----------     -----------     ----------
                                                              $         -     $         -     $        -
                                                              ===========     ===========     ==========

                  SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 14. INCOME TAXES (Continued)

         At June 30, 2001, the Company has available a U.S. net operating loss carryforward of approximately $755,000 which expires in 2016.

         In addition to the net operating loss carryforward, the Company had deferred tax assets which relate primarily to amortization of goodwill recorded at different rates for tax and book purposes, deferred revenue that is deferred for book purposes but is recognized when received for tax purposes, and accrued prize winnings which is accrued for book purposes but deductible when paid for tax purposes. As of June 30, 2001, a valuation allowance has been established against the deferred tax asset since the Company believes it is more likely than not that that the amounts will not be realized.

         The components of the deferred tax assets were as follows at June 30, 2001:

           Current:
              Net operating loss                                $279,280
              Accrued prize winnings                              53,063
              Deferred revenue                                   341,658
                                                                ---------
                                                                 674,001
                                                                ---------

           Long-Term:
              Amortization of goodwill                            49,475
              Depreciation                                         5,604
                                                                ---------
                                                                  55,079
                                                                ---------

                                                                 729,080
           Total Valuation allowance                            (729,080)
                                                                ---------
                     Deferred tax asset                         $      -
                                                                =========

         Net deferred tax liabilities in 2000 relate primarily to the Lifestyle segment which was sold in November 2000 and was comprised of the following:

           Accruals and prepaid expenditure                    $    203,313
           Assessable losses                                        694,967
                                                                -----------
              Gross deferred tax assets                             898,280
                                                                -----------
           Property, plant and equipment and intangibles         (4,402,038)
                                                                 ----------
              Gross deferred tax liabilities                     (4,402,038)
                                                                 ----------
           Net deferred tax liability                           $(3,503,758)
                                                                 ==========

         The Silverstar Holdings, Ltd. is a Bermuda registered corporation where there are no tax laws applicable.

         FSAH, a South African registered corporation, incurred no income tax charges in fiscal year 2001.

         First South Africa Management Corp., a U.S. registered corporation, incurred income taxes of $1,219 in 1999. There was no income tax provision for 2001 and 2000 and this subsidiary has no significant deferred tax assets or liabilities.

                  SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 15. DISCONTINUED OPERATIONS

         FIRST LIFESTYLE HOLDINGS LIMITED ("LIFESTYLE")

         During 2000, the Company changed its focus away from investing in South African based industries. Although Lifestyle had performed well over the past few years, it no longer fit the Company's investment strategy. On June 21, 2000 the Company received an offer from Lifestyle management to buy Lifestyle from the Company. The Company accepted the offer on September 26, 2000 at a general meeting of Lifestyle stockholders, which has been approved by the South African competition authorities.

         On August 14, 2000, the Company sold an effective 13.7% interest in Lifestyle to the existing Lifestyle management as part of the plan to dispose of the Lifestyle segment. This sale was done on the same terms and conditions as the offer made by management to the remaining stockholders as contained in a circular to Lifestyle stockholders dated September 4, 2000.

         Regulatory approval was obtained from the South African Monopolies Commission on October 12, 2000. Proceeds from the sale were received on November 6, 2000. Excluded from the proceeds below are R20 million of a R52 million note (denominated in South African Rand) from Salwin Investments (Pty.) Ltd. (a South African company formed for the acquisition of Lifestyle). The note accrues interest and contains provisions for the payment of interest and/or principal, based on the performance or sale of the Lifestyle assets (see Note 8).

                                                                                Remaining Assets/
                                                                                 Liabilities at
                                                                                 June 30, 2000
                                                                                 -------------

             Proceeds on Disposal (including cash of $24,976,036)                $ 29,972,391
                                                                                  ===========
             Net Assets Sold:
                Cash and cash equivalents                                        $ 13,873,487         $18,106,098
                Current assets                                                     25,470,455          22,429,254
                Property, plant and equipment, net                                 17,230,653          18,194,926
                Other assets                                                           36,655              55,826
                Intangibles                                                        17,192,604          18,246,771
                                                                                  -----------         -----------
                   Total assets                                                    73,803,854          77,032,875
                                                                                  -----------         -----------


                Current liabilities                                                17,007,032          15,186,433
                Long-term debt                                                        270,742           1,448,769
                Deferred income taxes                                               3,442,583           4,409,291
                                                                                 ------------        ------------
                   Total liabilities                                               20,720,357          21,044,493
                                                                                  -----------         -----------
                                                                                   53,083,497         $55,988,382
                                                                                                       ==========

             Minority shareholders' interest                                      (37,320,516)
             Movement in translation difference related to disposal                14,209,410
                                                                                  -----------
             Net value disposed of                                                 29,972,391
                                                                                  -----------
             Gain (loss) on sale of subsidiary                                   $          -
                                                                                 ============

                  SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 15. DISCONTINUED OPERATIONS (Continued)

         FIRST LIFESTYLE HOLDINGS LIMITED ("LIFESTYLE") (Continued)

         The following summarizes the operating results of the Lifestyle discontinued operations:

                                                             Four Months
                                                               Ended           Year Ended       Year Ended
                                                            June 30, 2001    June 30, 2000     June 30, 1999
                                                            -------------    -------------     -------------
             Revenue                                         $ 28,235,519     $ 93,292,006     $ 84,944,309
                                                             ============     ============     ============
             Operating income                                $  1,646,745     $  6,471,842     $  7,024,057
                                                             ============     ============     ============
             Net income, net of minority interest
                of $798,671, $3,479,293 and $3,010,194       $    823,373     $  3,188,161     $  3,685,334
                                                             ============     ============     ============
             Provision for loss on disposal                  $ (2,389,383)    $ (6,823,816)    $          -
                                                             ============     ============     ============

         Lifestyle was sold effective November 6, 2000, the date that the proceeds from the sale were made available to the Company. Therefore, the results presented above for the period ended June 30, 2001 are for a four-month period.

         LEISUREPLANET.COM ("LPI")

         Due to the lack of investor appetite for loss-generating Internet businesses, no further funding was available to fund the activities of LPI, previously Leisureplanet Limited, the Internet travel related business. On August 2, 2000, LPI was placed under voluntary administration in the United Kingdom. On August 31, 2000, the administrator placed LPI into liquidation. The liabilities of LPI exceeded the assets and, where appropriate, provision was made for any liabilities, contingent or otherwise, which the Company incurred as of June 30, 2000.

         The following summarizes the remaining assets and liabilities of the LPI segment which are included in the accompanying consolidated balance sheet at June 30, 2000:

                                                                                  Provision
                                                                                 for Losses
                                                              June 30, 2000      on Disposal     June 30, 2000
                                                              -------------      -----------     -------------
             Assets:
                Cash and cash equivalents                     $  4,641,539    $            -       $4,641,539
                Accounts receivable, net                           304,741          (304,741)               -
                Prepaid expenses and other current assets       25,727,155       (25,727,155)               -
                                                               -----------      ------------     ------------
                   Total current assets                         30,673,435       (26,031,896)       4,641,539
                Property, plant and equipment, net               1,571,009        (1,571,009)               -
                Intangibles, net                                11,336,630       (11,336,630)               -
                                                               -----------      ------------     ------------
                   Total assets                                $43,581,074      $(38,939,535)    $  4,641,539
                                                               ===========      ============     ============

                  SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 15. DISCONTINUED OPERATIONS (Continued)

         LEISUREPLANET.COM ("LPI") (Continued)

             Liabilities:
                Bank overdraft               $     1,510       $     (1,510)   $           -
                Accounts payable               6,864,781         (2,223,242)       4,641,539
                Accrued expenses               1,004,239         (1,004,239)               -
                                             -----------       ------------    -------------
                   Total current liabilities   7,870,530         (3,228,991)       4,641,539
                Long-term debt                 4,155,561         (4,155,561)               -
                                             -----------       ------------    -------------
                                              12,026,091         (7,384,552)       4,641,539
                Minority interest              2,547,488         (2,547,488)               -
                Preference share capital      13,333,333        (13,333,333)               -
                                             -----------       ------------    -------------
                                              27,906,912        (23,265,373)       4,641,539
                                             -----------       ------------    -------------
                                             $15,674,162       $(15,674,162)   $           -
                                              ==========        ===========    =============

             The following summarizes the operating results of the LPI segment:

                                                                                 Year Ended           Year Ended
                                                                               June 30, 2000         June 30, 1999
                                                                               -------------         -------------

             Revenue                                                           $      546,942        $    164,486
                                                                                =============         ===========
             Operating loss                                                      $(30,124,852)        $(6,231,845)
                                                                                  ===========          ==========
             Net loss, net of minority interest of $14,598,890 and $-0-          $(15,119,447)        $(6,167,662)
                                                                                  ============         ==========
         OTHER DISPOSALS

         During 1999, the Company completed the discontinuation of its operations in the industrial manufacturing and packaging business segments in order to concentrate all of its efforts on its core operations of Lifestyle enhancing products and Internet travel related businesses.

         The following summarizes the operating results of the industrial and packaging business segments:

                                                                                                      Year Ended
                                                                                                     June 30, 1999
                                                                                                     -------------
              Revenue                                                                                $18,492,864
                                                                                                      ==========
              Operating loss                                                                            (695,700)
                                                                                                     ===========

              Net loss                                                                               $(1,458,991)
                                                                                                      ==========

              Loss on disposal of discontinued operations                                           $   (612,858)
              Write off of development costs incurred on processed food pie business                    (362,090)
                                                                                                     -----------
                                                                                                        (974,948)
                                                                                                     -----------
              Net loss on discontinued operations                                                    $(2,433,939)
                                                                                                       =========

                  SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 16. EXTRAORDINARY ITEM

         During the year ended June 30, 2001, the Company purchased and retired $11,700,000 face value of the increasing rate subordinated convertible debentures for face value plus accrued but not accreted interest. As a result of these retirements, the Company recognized an extraordinary gain of $2,142,949 of previously accrued but unpaid accreted interest (see Note 10).

NOTE 17. CASH FLOWS

         Changes in operating assets and liabilities consist of the following:

                                                                        2001             2000             1999
                                                                        ----             ----             ----
        Increase in accounts receivable                           $           -    $     (837,497)   $  (1,609,848)
        Increase in inventories                                        (361,818)       (1,415,494)      (1,257,940)
        Increase in prepaid expenses and current assets                (569,714)       (2,245,402)      (3,758,667)
        Increase in accounts payable                                    340,073         7,259,517        2,141,313
        (Decrease) increase in accrued expenses                        (352,269)        1,703,222        5,398,166
        (Decrease) increase in other taxes payable                            -          (202,532)           8,483
        Decrease in income taxes payable                                      -          (423,369)        (380,001)
                                                                  --------------   --------------    -------------
                                                                  $    (943,728)   $    3,838,445    $     541,506
                                                                  =============    ==============    =============
        Dividends paid is reconciled as follows:
          Movement in opening and closing balances                $    (179,840)   $   (1,572,434)   $  1,315,222
          Liability assumed upon disposition                            344,949                 -               -
          Minority dividend movements                                         -           379,193      (1,103,450)
          Dividend charge                                              (165,109)         (149,755)       (495,991)
                                                                  --------------   --------------    -------------
          Dividends paid                                          $           -    $   (1,342,996)   $   (284,219)
                                                                  =============    ==============    ============

        Netcash provided by (used in) discontinued
           operations consists of the following:
              Net loss of discontinued operations                   $(2,389,383)     $(34,429,264)    $(4,916,267)
              Provision for losses on discontinuance                          -        22,497,978               -
              Depreciation and amortization                             950,388         4,549,060       3,715,552
              Minority share of (losses) gains                          844,273       (11,119,597)      3,010,194
              Changes in operating accounts                            (824,326)                -               -
              Interest in losses of affiliates                           13,579            23,111               -
              Net loss on sale of assets                                 21,278                 -               -
              Movement in deferred income taxes                         294,018                 -               -
              Shares to be issued                                             -         3,446,633               -
              Loss on sale of shares                                          -                 -        (767,262)
                                                                  --------------   --------------    -------------
                                                                                                -
                                                                    $(1,090,173)     $(15,032,079)    $ 1,042,217
                                                                     ==========       ===========      ==========
        Non-cash investing and financing activities:
           Gain on extinguishment of accrued but unpaid accreted interest                              $2,142,949
                                                                                                        =========
           Retirement of treasury shares                                                               $1,011,232
                                                                                                        =========

                  SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 18. BUSINESS SEGMENT INFORMATION

         In fiscal year 2000 and 1999, the Company had two reportable segments, which included strategic business units that offered different products and services. These business units were managed separately as each unit was in a different technological and marketing field. Both of these segments, Internet travel related businesses and Lifestyle enhancing products, are reported as discontinued operations as the Company has changed its focus. As a result, as of June 30, 2001, the Company operates in only one segment, consisting of fantasy sports games.

NOTE 19. STOCK OPTION PLAN

         The Board of Directors has adopted the Company's 1995 Stock Option Plan. The Stock Option Plan provides for the grant of (i) options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code to key employees and (ii) options not so intended to qualify ("Nonqualified Stock Options") to key employees (including directors and officers who are employees of the Company and to directors).

         The Stock Option Plan is administered by the Compensation Committee of the Board of Directors. The committee shall determine the terms of the options exercised, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise. No options granted under the Stock Option Plan are transferable by the optionee other than by the will or the laws of descent and distribution.

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

         The Stock Option Plan also contains an automatic option grant program for the employee and non-employee Directors. Each person who is an employee director of the Company following an annual meeting of shareholders will automatically be granted an option for an additional 5,000 shares of common stock; non-employee directors will receive an option for an additional 10,000 shares of common stock. Each grant will have an exercise price per share equal to the fair market value of the common stock on the grant date and will have a term of five years measured from the grant date, subject to earlier termination if an optionee's service as a board member is terminated for cause.

         The Company, through June 30, 2001, has granted options to purchase 741,666 shares of common stock under the Plan, of which 110,000 options have been exercised.

                  SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 19. STOCK OPTION PLAN (Continued)

         The options issued under the plan still outstanding are reflected in the table below.

                                               Shares            Weighted
                                             Subject to          Average
                                               Options        Exercise Price
                                             Outstanding        Per Option
                                             -----------        ----------

          Balance at June 30, 1999           1,040,000           $4.21
          Granted - non-plan options           600,000            4.88
          Granted - plan options                60,000            3.76
          Exercised - non-plan options        (100,000)           2.00
          Exercised - plan options             (80,000)           4.75
                                            ----------
          Balance at June 30, 2000           1,520,000            4.54

          Granted - non-plan options           250,000             .75
          Granted - plan options                45,000             .75
          Expired - non-plan options           (71,669)           3.29
                                           -----------
          Balance at June 30, 2001           1,743,331            3.62
                                           ===========

         Significant option groups outstanding at June 30, 2001 and related weighted average exercise price and weighted average remaining life are as follows:

                         Options Outstanding                                        Options Exercisable
           ------------------------------------------------              -------------------------------------------
                                               Weighted                                 Weighted       Weighted
                 Range of                       Average                                 Average         Average
                 Exercise                      Exercise                                 Exercise       Remaining
                  Prices            Shares       Price                     Shares        Price       Life (years)
           --------------------- ----------- --------------              ------------ ------------- ----------------
              $1.00 to $2.19         455,000      $1.02                    267,500        $1.21           4.20
              $3.75 to $4.88         968,331       4.35                    634,999         4.47           3.99
              $5.00 to $6.00         320,000       5.11                    320,000         5.11           4.20

         The Company has also issued options to an employee to acquire 4.45 shares of Fantasy common stock for $47,191 per share. These options vest immediately and have a life of three years. The fair value of this option utilizing the Black Scholes option pricing model amounted to $6,451 per share. The assumptions used in this model were as follows: risk-free interest rate 4.96%; expected life 3 years; expected volatility 0.0%; and expected dividend yield of 0.0%. This option has a remaining life of 2.3 years.

         The Company measures compensation cost for its stock option plan using the intrinsic value based method of accounting.

                  SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 19. STOCK OPTION PLAN (Continued)

         Had the Company used the fair value-based method of accounting to measure compensation expense for its stock option grants and charged compensation cost against income over the vesting periods based on the fair value of options at the date of the grant, income from continuing operations and the related diluted per common share amounts for 2001, 2000 and 1999 would have been reduced to the following proforma amounts:

                                                              2001             2000            1999
                                                              ----             ----            ----
         Loss from continuing operations:
               As reported                                 $(5,010,726)     $(4,233,222)   $(6,210,195)
                  Pro forma                                 (5,849,374)      (6,809,446)    (7,895,108)

         Loss from continuing operations - per share -
           basic and diluted:
               As reported                                     $(0.57)          $(0.54)        $(0.95)
                  Pro forma                                     (0.66)           (0.86)         (1.21)

The weighted average grant date fair value of options granted in 2001, 2000 and 1999 and the significant assumptions used in determining the underlying fair value of each option grant on the date of the grant utilizing the Black Scholes option pricing model were as follows:

                                                               2001             2000            1999
                                                               ----             ----            ----
          Weighted average grant-date fair value of
             options granted                                   $0.54           $4.07            $4.51
          Assumptions:
             Risk free interest rate                           4.96%           14.96%          14.96%
             Expected life                                    5 Years         4 Years          5 Years
             Expected volatility                                88%           106.45%          108.6%
             Expected dividend yield                           0.0%             0.0%            0.0%

NOTE 20. WARRANTS OUTSTANDING

         In connection with the initial public offering ("the offering") consummated in January 1996, the Company issued 2,300,000 units. Each unit issued consisted of one share of common stock, one redeemable Class A warrant and one redeemable Class B warrant. In addition, 100,000 warrants were issued to the underwriter pursuant to the underwriting agreement. Concurrently with the offering, the selling security holder offered 650,000 selling security holder warrants, 650,000 selling security holder Class B warrants issuable upon exercise of the selling security holder warrants and 1,300,000 shares of common stock issuable upon exercise of these selling security holder warrants and selling security holder Class B warrants. These selling security holder warrants are identical to the Class A warrants, except that there are certain restrictions imposed upon the transferability of these warrants. All of these warrants expired on January 24, 2001.

                  SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 20. WARRANTS OUTSTANDING (Continued)

         In consideration for the capital raising activities undertaken during 2000, the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $0.01 per share.

         In accordance with the terms of an agreement entered into with Infospace, the Company undertook to issue warrants over 720,000 shares of common stock valued at $5.00 per share. Infospace was to provide services to the Leisureplanet.com subsidiary in exchange for the Company increasing its holding in Leisureplanet.com equal to the value placed on the warrants. These warrants have an exercise price of $0.01 per share. As of June 30, 2000, 480,000 of these warrants have vested and 240,000 were issued. Since the operations of Leisureplanet.com were closed and the Infospace services ceased, no further options have been issued.

         During fiscal 2000, 25,000 of the debenture warrants and 57,811 of the Class A Redeemable warrants were exercised.

         During fiscal 2001, the Company issued 50,000 warrants to a consultant for services provided valued at $34,326.

         Also during fiscal 2001, Fantasy issued warrants to acquire 4.68 shares of Fantasy common stock with an exercise price of $47,191 per share to TWI Interactive, Inc, (see Note 24).

         Warrants outstanding at June 30, 2001 were as follows:

         SILVERSTAR HOLDINGS, LTD.

                                            Number of    Exercise      Expiration
                      Warrant                Warrants     Price           Date                   Entitlement
                      -------                --------     -----           ----                   -----------
         Debenture Warrants                  110,000      $6.00      July 31, 2007    One share of common stock

         Capital Raising Warrants            150,000      $6.00      July 31, 2007    One share of common stock

         Infospace Warrants                  240,000      $0.01      June 30, 2004    One share of common stock

         Other Warrants                       50,000      $1.50     January 10, 2003  One share of common stock

         FANTASY SPORTS, INC.

                                            Number of    Exercise     Expiration
                      Warrant                Warrants     Price          Date                  Entitlement
                      -------                --------     -----          ----                  -----------

         TWI Interactive, Inc.                 4.68      $47,191     June 1, 2005   One share of common stock

                  SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 21. FANTASY ESCROW AGREEMENT

         In November 2000, in connection with the acquisition of Fantasy, the Company entered into an Escrow Agreement with the Seller. The Company deposited $250,000 with the escrow agent to secure various obligations of the Seller on the terms, and subject to the conditions, set forth in the Asset Purchase Agreement. Escrow funds may be released from time to time within twelve months and after the Company has given written notice of claim and such claim has been approved by the Seller. As of June 30, 2001, no escrow monies have been released.

NOTE 22. FIRST SOUTH AFRICAN HOLDINGS ESCROW AGREEMENT

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

         Since the consummation of the Company's offering in January 1996, the Company has entered into FSAC Escrow Agreements with the FSAH escrow agent, FSAH and certain principal stockholders of the Company's subsidiaries, which were acquired since January 1996. The terms of the FSAC Escrow Agreement are substantially similar to the terms of the FSAH Escrow Agreement, except that the FSAH Escrow Agreement provided for the issue of shares of Class B common stock to the FSAH escrow agent while the FSAC Escrow Agreements provide for the issue of shares of common stock to the FSAH escrow agent which correspond to the issuance of FSAH Class B common stock by FSAH.

         In 2000, an additional 120,621 shares of common stock were issued to the FSAH escrow agent in terms of the FSAC Escrow agreements entered into, in connection with the acquisition of Gull Foods.

         No further shares of common stock are to be issued in terms of FSAC or FSAH escrow agreements.

         In terms of the agreements entered into with the previous vendors of Piemans Pantry, Seemann's Quality Meat Products, Gull Foods and Fifers Bakery, the underlying value of the FSAC escrow stock was underpinned at certain minimum values. The previous vendors had the option to put the shares to the Company at those values, which was obligated to honor the minimum values placed on those shares. These vendors exercised this option during 1999, which resulted in the redemption and cancellation of 1,583,059 FSAC A class common stock.

                  SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 22. FIRST SOUTH AFRICAN HOLDINGS ESCROW AGREEMENT (Continued)

         There are no further stock price warranties outstanding.

NOTE 23. COMMITMENTS AND CONTINGENCIES

         LEASES

         The Company leases office facilities and various equipment under non-cancelable operating leases expiring through March 2005. Office facility and equipment rent expense for the year ended June 30, 2001 was approximately $88,000. Office and equipment lease expense in prior years was not significant.

         Approximate future minimum lease payments under non-cancelable office and equipment lease agreements are as follows:

               Year ending June 30:

                  2002                                   $  81,000
                  2003                                      54,000
                  2004                                      25,000
                  2005                                       8,000
                                                         ----------
                                                         $ 168,000
                                                         ==========

         LITIGATION

         The Company, from time to time, is involved in various litigation arising in the ordinary course of business. Based on currently available information, management believes that the resolution of pending claims will not have a material adverse effect on the Companies' operating results or financial position.

         EMPLOYMENT AGREEMENTS

                  SILVERSTAR HOLDINGS LTD.

                  On April 12, 2000, the Company's Board of Directors approved an Amended and Restated Employment Agreement (the "Employment Agreement") with the Chief Executive Officer (CEO), who will serve as President and Chief Financial Officer of the Company beginning as of February 1, 2000 and continuing through and until January 31, 2005. As compensation for his services, the CEO will receive an annual base salary of $300,000 (with five percent increases each year), and an annual bonus of five percent of net realized capital gains upon the sale, liquidation or distribution by the Company of any Portfolio Company (as defined in the Employment Agreement). A Portfolio Company does not include any of the South African entities currently owned by the Company. In the event of a Change in Control (as defined in the Employment Agreement), the CEO may also be entitled to a payment of five percent of any net unrealized capital gains on any Portfolio Company, which gains may, at the option of the Company, be paid in cash, stock of the Portfolio Company or any combination of the foregoing.

                  SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 23. COMMITMENTS AND CONTINGENCIES (Continued)

EMPLOYMENT AGREEMENTS (Continued)

                  SILVERSTAR HOLDINGS LTD. (Continued)

                  On December 18, 2000, the Company entered into an agreement with an employee that provides for a base salary, 250,000 stock options that vest over a period of time and 10,000 shares of the Company's common stock issued upon acceptance of the employment agreement. The agreement also allows the employee to participate in a management bonus pool. Such pool will be comprised of up to 5% of realized capital gains from the Company's investments made after April 1, 2000.

                  FANTASY SPORTS, INC.

                  On November 30, 2000, Fantasy entered into Employment Agreement (the "Employment Agreement") with an individual to serve as the Chief Executive Officer of Fantasy beginning as of November 30, 2000 and continuing through and until November 30, 2003. As compensation for his services, the CEO will receive an annual base salary. In addition, the CEO received a three-year option to acquire 5% of Fantasy's outstanding shares as of November 16, 2000, at a price equal to that paid by Silverstar Holdings upon acquisition of the assets of Fantasy. A similarly priced performance-based three-year option to acquire a further 2.5% of the outstanding shares of Fantasy as of November 16, 2000 was issued to the CEO. This performance-based option will vest on the earlier of Fantasy achieving an aggregate EBITDA of $4 million for calendar years 2001 and 2002 or an aggregate EBITDA of $9 million for calendar years 2001, 2002 and 2003.

                  WEBSITE LINK AGREEMENT

                  In February 2001, the Company entered into an agreement with Turner Sports Interactive, Inc. (TSI) whereby TSI will provide a branded link to Fantasy's Fantasy Cup Auto Racing game on Fantasy's website. Fantasy is responsible for the design, technical specifications, graphic art and logo for this link. Under the terms of the agreement, the Company will pay a minimum annual revenue share guarantee of $250,000. In addition, the Company will share in the gross revenue from all fees paid by users who register to play the Fantasy game by linking to the Fantasy site or becoming aware of the Fantasy game because of the link. TSI will receive the following share of gross revenues, which is based upon the number of Nascar.com registered users.

                  Registered Users                TSI Percentage of Revenue
                  ----------------                -------------------------

               0-499 Users                                   35%
               500-999 Users                                 40%
               1,000 plus users                              50%

                  During 2001, the Company has incurred only the minimum guarantee of $250,000.

                  SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 23. COMMITMENTS AND CONTINGENCIES (Continued)

         OTHER

         South African Secondary Tax on Companies at 12.5 percent is payable on all dividends declared out of distributable reserves of South African companies. There were no dividends declared in 2001, 2000 and 1999.

         The Company has guaranteed the banking facilities of certain of its subsidiaries previously disposed of during the prior year. These guarantees amounted to $1,050,000 as of June 30, 2001.

         During 2001, the Company entered into various contracts with web based and non-web based companies whereby these companies will direct their customers to the Fantasy.com website. For those customers that register for the fantasy league through the website, the Company will pay commissions ranging from 12% to 50% of net revenues depending on the terms of each individual agreement. The term of these agreements are for one year and are renewed annually unless terminated by either party.

         In June 2001, the Company entered into an agreement with TWI Interactive, Inc. (TWI), the online arm of International Management Group (IMG). The three year agreement was designed to assist Fantasy in establishing itself as the premier, independent, subscription-based fantasy sports game producer. TWI and affiliates of IMG will provide exclusive representation and services across a broad spectrum of its sports marketing activities. Under the agreement, the Company will pay TWI a monthly fee of $12,000 and commissions of 20% to 50% of net revenues generated as a result of the services provided by TWI. The agreement also provides for TWI to receive a four-year warrant to acquire 4.68 shares of Fantasy common stock at $47,191 per share. There was no charge to operations in 2001 for the fair value of the warrants since the amount was not considered material.

NOTE 24. QUARTERLY INFORMATION

                                                                         Quarters Ended
                                                  --------------- -------------- -------------- -------------
                                                   September 30,   December 31,     March 31,      June 30,
                                                        2000           2000           2001           2001         Total
                                                        ----           ----           ----           ----         -----
        Revenues                                  $           -   $          -   $   511,900   $    789,532   $ 1,301,432
        Loss from continuing operations              (1,518,534)      (957,476)   (1,470,310)      (794,403)   (5,010,726)
        Net loss                                       (983,722)    (1,795,395)     (443,414)    (2,034,629)   (5,257,160)
        Net loss per share - basic and diluted            (0.11)         (0.19)        (0.05)         (0.25)        (0.60)
        Weighted average common stock
           outstanding - basic and diluted            9,315,265      9,274,776     8,680,302      8,129,654     8,849,663

                  SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 25. SUBSEQUENT EVENTS

         ADDITIONAL INVESTMENT IN AFFILIATE

         On September 24, 2001, the Company entered in an agreement with two other investors in Magnolia whereby the Company will loan Magnolia $200,000 and the other investors will loan $550,000 through the purchase of Convertible Notes (Notes) which will be convertible into newly reclassified Series A Convertible Preferred Stock which will be convertible into shares of Magnolia's common stock. As part of the consideration for the Notes, one of the investors and the Company will exchange its existing convertible notes and the Company will exchange its existing shares of Series A Preferred Stock. The notes will bear interest at 10% per annum and mature in sixty days. The Company has the right to convert the Note at any time prior to repayment of the Note and, if not repaid, at the maturity date.

         ACQUISITION

         On September 24, 2001, the Company acquired all the assets and business and assumed certain liabilities of Student Sports, a media company producing publications, television programs and various marketing initiatives for the high school sports market. Under the terms of the agreement, the Company issued 900,000 Company common shares to the owners of Student Sports, and undertook to provide a further payment, as defined, of between 500,000 to 1,500,000 shares of Company common stock on March 31, 2004. In addition, the agreement calls for certain potential earn-outs of 33% of the pre-tax profits of Student Sports for the years ending December 31, 2002 and 2003 as defined. This earn-out payment, which cannot exceed $500,000, is to be paid no later than April 30, 2003. Finally, the seller is to receive 33% of certain litigation proceeds, as defined, if received by the Company. The assets are to be held in a new wholly-owned subsidiary, Student Sports, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In April 2001 we changed our accounting firm from PriceWaterhouseCoopers, LLC (PWC) to Rachlin Cohen & Holtz LLP. This change was made due to the fact that we had discontinued and sold our operations in the United Kingdom and South Africa and were focusing on small businesses in the United States. A smaller accounting firm would be more cost effective and responsive to the needs of our new strategy. There were no disputes or disagreements on accounting and financial disclosures with PWC. The change was made for business reasons only.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

         Our directors and our executive officers and the executive officers of our subsidiaries, their ages and present position are as follows:

                    NAME                       AGE                                  POSITIONS
                    ----                       ---                                  ---------
     Michael Levy......................         55         Chairman of the Board
     Clive Kabatznik...................         44         Vice Chairman of the Board, Chief Executive Officer,
                                                           President and Chief Financial Officer
     Cornelius J. Roodt................         42         Director
     David BenDaniel.................           69         Director
     Chris Matty........................        33         Director
     Greg Liegey.......................         38         Chief Executive Officer, Fantasy Sports, Inc.

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

         CORNELIUS J. ROODT has served as a member of our Board of Directors since December 1996 and was appointed Managing Director and Chief Financial Officer of one of our subsidiaries, First South African Holdings (Pty.) Ltd., in July 1996. Mr. Roodt was responsible for overseeing all of the South African operations of First South African Holdings (Pty.) Ltd. Mr. Roodt led the buyout of First Lifestyle Holdings and he is currently Chief Executive of the successor company, First Lifestyle Holdings, (Pty) Ltd. He is no longer an executive officer of any of our subsidiaries. From February 1994 to June 1996, Mr. Roodt was a senior partner at Price Waterhouse Corporate Finance, South Africa. From January 1991 to January 1994, he was an audit partner at Price Waterhouse, South Africa.

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

         CHRIS MATTY has been the founder and Chief Executive Officer of Halcyan.com since March 2001. Prior to that, since February 1997 he was Vice President of Strategic Development for InfoSpace.com, Inc., an aggregator of content on the Internet. Prior to that time, Mr. Matty was a consultant for Wiredweb, an Internet service provider, from December 1996 to February 1997. In May 1996, Mr. Matty founded Environmental Products, a recycling company, and was responsible for finance and marketing of that company until December 1996. From June 1994 to May 1996, Mr. Matty was Program Manager at Clarion Communications, a telecommunications company, where he was responsible for international business development.

         GREGORY LIEGEY has been the Chief Executive Officer of Fantasy Sports, Inc. since we acquired that company in November 2000. He was the founder of Fantasy Sports and since its inception in 1993, he has acted as Chief Executive of that company. From 1988 - 1993, he was a manager of sales and marketing accounting at Pfaltzgraff. From 1985 to 1988, he was a senior auditor at Arthur Andersen. Mr. Liegey holds a degree in accounting from Shippensburg University.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission and furnish copies of those reports to us. Based solely on a review of the copies of the reports furnished to us to date, or written representations that no reports were required, we believe that all reports required to be filed by such persons with respect to our fiscal year ended June 30, 2001 were timely made.

ITEM 11.  EXECUTIVE COMPENSATION

         The following summary compensation table sets forth the aggregate compensation we paid or accrued to our Chief Executive Officer and to the Managing Director and Chief Financial Officer of our subsidiaries, First South African Holdings (Pty.) Ltd. and First Lifestyle Holdings Ltd. during the fiscal years ended June 30, 1999, June 30, 2000 and June 30, 2001. Apart from Mr. Kabatznik, whose annual salary is $315,000, none of our executive officers or any of our subsidiaries received compensation in excess of $100,000.

                                                 SUMMARY COMPENSATION TABLE

                                            ANNUAL COMPENSATION                               LONG TERM COMPENSATION
                                      ------------------------------                   -----------------------------------
                             FISCAL
NAME AND                     YEAR                                       OTHER ANNUAL       RESTRICTED       SECURITIES
PRINCIPAL POSITION           ENDED         SALARY         BONUS         COMPENSATION         STOCK          UNDERLYING
                            JUNE 30,                                                         AWARDS        STOCK OPTIONS
--------------------      ----------  ---------------  -------------   ---------------  ----------------  ----------------
                                              $             $
Clive Kabatznik,              2001           303,750              0                ---              ---       5,000
President and Chief           2000           230,000              0                                         255,000
Executive Officer             1999           180,000              0                                           5,000

         The options granted to Mr. Kabatznik during fiscal year ended June 30, 2001 represent:

                  o an option granted under our 1995 Stock Option Plan to purchase 5,000 shares of our common stock which is currently exercisable at an exercise price of $.75 per share;

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

         The options granted to Mr. Roodt during fiscal year ended June 30, 2001 were granted under our 1995 Stock Option Plan and represent, in each case, an option to purchase 5,000 shares of our common stock which is currently exercisable at an exercise price of $.75 per share.

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

OPTIONS GRANTED IN FISCAL 2001

         The following table sets forth the details of options to purchase common stock we granted to our executive officers during fiscal year ended June 30, 2001, including the potential realized value over the 5 year term of the option based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock. Each option is immediately exercisable.

                                                     OPTIONS GRANTED
                                                     ---------------
                                                                                                  POTENTIAL REALIZABLE
                              NUMBER OF      PERCENT OF TOTAL     PER                            VALUE AT ASSUMED ANNUAL
                             SECURITIES             TO           SHARE        EXPIRATION DATE      RATE OF STOCK PRICE
                             UNDERLYING        EMPLOYEES IN     EXERCISE                             APPRECIATION
NAME                           OPTIONS         FISCAL YEAR       PRICE                              FOR OPTION TERM
--------------------------  ---------------  ----------------  -----------    ----------------
                                                                                                    5%            10%
Clive Kabatznik                     5,000                7.00%         $.75     December 1,      $1,036.06       $2,239.40
                                                                                   2005

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         During the fiscal year ended June 30, 2001, no options were exercised by our executive officers. The following table sets forth the number of shares of our common stock underlying unexercised stock options granted by us to our executive officers and the value of those options at June 30, 2001. The value of each option is based on the positive difference, if any, of the closing bid price for our common stock on the Nasdaq National Market on June 30, 2001, or $3.25, over the exercise price of the option.


                                 NUMBER OF SECURITIES UNDERLYING
                                     UNEXERCISED OPTIONS AT          VALUE OF UNEXERCISED IN THE MONEY
                                         FISCAL YEAR-END                OPTIONS AT FISCAL YEAR-END
                                         ---------------                --------------------------
NAME OF EXECUTIVE OFFICER         EXERCISABLE      UNEXERCISABLE      EXERCISABLE        UNEXERCISABLE
------------------------------- ----------------- ---------------- ------------------- ------------------

Clive Kabatznik                          652,249           83,333                  $0                 $0


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

         Mr. Roodt's employment agreement with the company terminated on December 31, 1999 when he became Chief Executive Officer of First Lifestyle Holdings, Ltd. Mr. Roodt has not been an employee of the Company or any of its subsidiaries since the disposal of our South African assets in November 2000.

         On November 30, 2000, Fantasy Sports Inc. entered into Employment Agreement with Gregory S. Liegey (the "Employment Agreement"). Pursuant to the Employment Agreement, Mr. Liegey will serve as the Chief Executive Officer, of Fantasy Sports Inc. beginning as of November 30, 2000 and continuing through and until November 30, 2003. As compensation for his services, Mr. Liegey will receive an annual base salary of $100,000 with increases at the discretion of the board of directors of Fantasy Sports Inc. In addition, Mr. Liegey received a three-year option to acquire 5% of the shares of Fantasy Sports, Inc. outstanding as of November 16, 2000, at a price equal to that paid by Silverstar Holdings upon acquisition of the assets of Fantasy Sports Inc. A similarly priced performance based three-year option to acquire a further 2.5% of the outstanding shares of Fantasy Sports Inc. as of November 16, 2000 was also issued to Mr. Liegey. This performance based option will vest on the earlier of Fantasy Sports Inc. achieving an aggregate EBITDA of $4 million for calendar years 2001 and 2002 or an aggregate EBITDA of $9 million for calendar years 2001, 2002 and 2003.

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

         Through September 28, 2001, we have granted options to purchase 741,666 shares of our common stock under our 1995 Stock Option Plan, 110,000 of which have been exercised.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of August 31, 2001, certain information as to the beneficial ownership of the our common stock by:

                  o each person known by us to own more than five percent (5%) of our outstanding shares;

                  o each of our directors;

                  o each of our executive officers named in the Summary Compensation Table under "Executive Compensation"; and

                  o all of our directors and executive officers as a group.

                                        Amount and Nature of Beneficial
                                        -------------------------------
                                                  Ownership (1)
                                                  -------------
                                                                                   Percentage    Percentage of
                                                                                   -----------   --------------
                                                           Class B                     of            Voting
         Name and Address of               Common          -------                     --            ------
         Beneficial Shareholder            ------          Common                  Ownership          Power
         ----------------------            Stock            ------                  ---------          -----
                                           -----          Stock (2)                   (1)(3)           (1)(3)
                                                          ---------                   ------     -     ------
         Michael Levy                    106,666(4)       736,589(5)                  10.4%             32%
         9511 West River Street
         Shiller Park, IL 60176

         Clive Kabatznik                 608,332(6)        190,000                     9.9%            13.1%
         6100 Glades Road
         Suite 305
         Boca Raton, FL 33434

         Cornelius J. Roodt              198,333(7)           0                        2.4%             1.7%
         P.O. Box 4001
         Kempton Park
         South Africa

         American Stock Transfer         354,334(8)       166,452(8)                   6.4%             10%
          & Trust Company
         6201 15th Avenue
         Brooklyn, New York 11219

         David BenDaniel                 20,000(9)            0                         *                *
         6100 Glades Road
         Suite 305
         Boca Raton, Florida 33434

         Chris Matty                     20,000(9)            0                         *                *
         6100 Glades Road
         Suite 305
         Boca Raton, Florida 33434

         All executive officers and
         directors as a group (5
         persons)                       1,059,997(10)      1,093,041                   29.1%            56.8%

         *  Less than 1 %.

(1) Beneficial ownership is calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Shares subject to stock options, for purposes of this table, are considered beneficially owned only to the extent currently exercisable or exercisable within 60 days after August 31, 20001.

(2) Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of Class B common stock indicated above.

(3) For the purposes of this calculation, our common stock and our Class B common stock are treated as a single class of common stock. Our Class B common stock is entitled to five votes per share, whereas our common stock is entitled to one vote per share.

(4) Includes 106,666 shares of our common stock issuable upon exercise of options that are immediately exercisable.

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

(6) Includes 608,332 shares of our common stock issuable upon exercise of options that are immediately exercisable.

(7) Includes 198,333 shares of our common stock issuable upon exercise of options that are immediately exercisable.

(8) Based solely upon information contained in a Schedule 13G, Amendment No. 1, dated 12/31/99 filed with the Securities and Exchange Commission. All shares are held as escrow agent pursuant to various escrow agreements. American Stock Transfer & Trust Company holds a proxy to vote the shares of common stock. Michael Levy holds a proxy to vote the shares of Class B Common Stock.

(9) Includes 20,000 shares of our common stock issuable upon the exercise of options that are immediately exercisable.

(10) Represents 1,059,997 shares issuable upon exercise of options that are immediately exercisable.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.


PART IV

ITEM 14.

         (A) EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


         1.  FINANCIAL STATEMENTS

         The following financial statements are included as required to be filed by Item 8:

LEISUREPLANET HOLDINGS, LTD.

         Report of the independent auditors
         Consolidated Balance Sheets at June 30, 2001 and 2000
         Consolidated Statements of Income for the years ended June 30, 2001, 2000 and 1999
         Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000, and 1999
         Consolidated Statement of Changes in Stockholders' Investment for the period June 30, 1999 to
         June 30, 2001
         Notes to the Consolidated Financial Statements for the years ended June 30, 2001, 2000, and
         1999

         2.  FINANCIAL STATEMENT SCHEDULES:

         All schedules have been omitted since the required information is included in the consolidated financial statements or notes thereto.

         3.  EXHIBITS: - SEE BELOW

     (B)  REPORTS ON FORM 8-K

     Not applicable.

        1. Current report on Form 8-K filed with the Commission 10/12/2000 regarding the disposition of the assets of First Lifestyle Holdings, Ltd.
        2. Current report on Form 8-K filed with the Commission 12/01/2000 regarding the acquisition of certain assets of goracing Interactive Services, Inc.
        3. Current report on Form 8-K filed with SEC on 04/23/01 regarding a change in certifying accountant from PricewaterhouseCoopers, LLC to Rachlin Cohen & Holtz LLP.

         The following financial statements are included as required to be filed by Item 8:

  EXHIBIT NUMBER       DESCRIPTION
  --------------       -----------

            3.1       Memorandum of Association of the Registrant(7)
            3.2       Bye-Laws of the Registrant(7)
            4.3 Indenture dated April 25, 1997 between the Registrant and American Stock Transfer & Trust Company(1)
            4.4       Form of Debenture(8)
            4.5       Form of Placement Warrant(8)
            4.6       Stock Option Agreement(8)
            4.7 Indenture dated October 29, 1997, between the Registrant and American Stock Transfer & Trust Company(3)
            10.1      Form of Escrow Agreement regarding the Earnout Escrow
                      Shares(7)
            10.2      Form of FSAH Escrow Agreement(7)
            10.3 Form of First Amended and Restated Employment Agreement of Clive Kabatznik(7)
            10.4      Form of FSAM Management Agreement(7)
            10.5      Form of Consulting Agreement with Michael Levy(7)
            10.6      1995 Stock Option Plan(7)
            10.7      Asset purchase agreement by and among First South
                      Africa Holdings PTY Ltd. and minority shareholders of First Lifestyle Holdings, Ltd., Ethos Private Equity, Cornelius Roodt, certain other purchasers and the
                      Company, dated as of September 24, 2000 (9)
            10.8 Fantasy Sports Asset Acquisition Agreement dated as of November 17, 2000 (10)
            10.9      Employment Agreement of Greg Liegey  (11)
            21.1      Subsidiaries of the Registrant(9)
            23.1      Consent of PricewaterhouseCoopers (11)
            23.2      Consent of Rachlin Cohen & Holtz (11)

         Footnotes
----------------
(1) Incorporated by reference is the Registrant's Current Report on Form 8-K, Exhibit 4.1 (filed on September 10, 1997).

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

(9) Incorporated by reference to the Company's current report on Form 8-K filed with the Commission on October 12, 2000.

(10) Incorporated by reference to the Company's current report on Form 8-K filed with the Commission on December 1, 2000.

(11)     Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boca Raton, State of Florida, on the 11th day of October, 2001.

                                            SILVERSTAR HOLDINGS, LTD.


                                            BY: /s/ Clive Kabatznik
                                               ---------------------------------
                                               Clive Kabatznik
                                               President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature                                  Title                              Date
---------                                  -----                              ----

/s/ Michael Levy                   Chairman of the Board of             October 11, 2001
-------------------------          Directors
Michael Levy


/s/ Clive Kabatznik                President, Vice Chairman,            October 11, 2001
-------------------------          Chief Executive Officer, Chief
Clive Kabatznik                    Financial Officer, Director and
                                   Controller


/s/Cornelius Roodt                 Director                             October 11, 2001
-------------------------
Cornelius Roodt


/s/David BenDaniel                 Director                             October 11, 2001
-------------------------
David BenDaniel


                                   Director                             October __, 2001
-------------------------
Chris Matty


                                           -25-