Form 10-Q
period 2001-09-30
SILVERSTAR HOLDINGS LTD
filed 2001-11-14
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2001

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

     The number of shares of common stock outstanding as of November 7, 2001 was 8,134,358.

PART I - FINANCIAL INFORMATION

Item 1 Condensed Consolidated Balance Sheets at September 30, 2001 (Unaudited) and June 30, 2001

            Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2001 and 2000

            Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2001 and 2000

            Notes to the Condensed Consolidated Financial Statements
            (Unaudited)

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3      Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

Item 6      Exhibits and Reports on Form 8-K

SIGNATURES


                                    SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      ASSETS

                                                                   September 30,         June 30,
                                                                            2001             2001
                                                                            ----             ----
                                                                     (Unaudited)
Current assets
     Cash and cash equivalents                                      $  4,761,931     $  5,664,013
     Accounts receivable, net                                            178,327               --
     Inventories                                                         431,948          377,721
     Current portion of notes receivable                                 416,648          411,266
     Prepaid expenses and other current assets                            91,611          153,148
                                                                    ------------     ------------
         Total current assets                                          5,880,465        6,606,148

Property, plant and equipment, net                                       250,144          167,464
Investments in affiliates                                                631,066          631,066
Long-term notes receivable                                             4,434,168        5,033,080
Intangible assets, net                                                 4,764,380        3,487,799
Deferred charges and other assets                                          5,217            6,300
                                                                    ------------     ------------
Total assets                                                         $15,965,440      $15,931,857
                                                                    ============     ============










See notes to condensed consolidated financial statements.



                                    SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   September 30,         June 30,
                                                                            2001             2001
                                                                            ----             ----
                                                                     (Unaudited)
Current liabilities
     Bank overdraft                                                 $         --     $     92,887
     Current portion of long term debt                                   366,084          361,836
     Accounts payable                                                    413,777          421,316
     Other provisions and accruals                                       577,078          553,742
     Deferred revenue                                                    601,118          923,366
                                                                    ------------     ------------
         Total current liabilities                                     1,958,057        2,353,147

Long term debt                                                            13,638               --
Obligation related to acquisition of Student Sports                      807,000               --
                                                                    ------------     ------------
Total liabilities                                                      2,778,695        2,353,147
                                                                    ------------     ------------

Stockholders' equity
Capital stock:
     Preferred stock, $0.01 par value; 5,000,000 shares
         authorized; no shares issued and outstanding                         --               --
     Common stock, class A, $0.01 par value; 23,000,000
         shares authorized; 8,023,310 and 7,178,310 shares
         issued and outstanding, respectively                             80,233           71,783
     Common stock, class B, $0.01 par value; 2,000,000
         shares authorized; 946,589 shares issued and
         outstanding                                                       9,466            9,466
     Common stock, FSAH Class B, R0.001 par value;
         10,000,000 shares authorized; 2,671,087 shares
         issued and outstanding                                              600              600
Additional paid-in capital                                            63,772,890       63,349,937
Accumulated deficit                                                  (50,676,444)     (49,853,076)
                                                                    ------------     ------------
         Total stockholders' equity                                   13,186,745       13,578,710
                                                                    ------------     ------------
Total liabilities and stockholders' equity                           $15,965,440      $15,931,857
                                                                    ============     ============









See notes to condensed consolidated financial statements.


                                    SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                                                 Three Months Ended September 30,
                                                                            2001             2000
                                                                            ----             ----

Revenues                                                              $  997,024      $        --

Operating expenses:
     Cost of sales                                                       450,071               --
     Selling, general and administrative                                 836,647          468,505
     Amortization of intangible assets                                    16,750          150,200
     Depreciation                                                         17,132            1,890
                                                                     -----------      -----------
                                                                       1,320,600          620,595
                                                                     -----------      -----------
         Operating loss                                                 (323,576)        (620,595)

Interest in losses of unconsolidated affiliates                               --         (247,739)
Preference dividend                                                           --         (121,579)
Foreign currency losses                                                 (721,456)        (465,516)
Interest income                                                          230,776               --
Interest expense                                                          (9,112)        (168,312)
                                                                     -----------      -----------

Loss from continuing operations, before income taxes                    (823,368)      (1,623,741)

Provision for income taxes                                                    --               --
                                                                     -----------      -----------

Loss from continuing operations                                         (823,368)      (1,623,741)
Discontinued operations:
     Income from operations, net of income taxes of
         $0 and $512,366                                                      --          534,812
                                                                     -----------      -----------

Net loss                                                               $(823,368)     $(1,088,929)
                                                                     ===========      ===========

Loss per share - basic and diluted:
     Continuing operations                                              $(0.10)           $(0.18)
     Discontinued operations                                                --              0.06
                                                                     -----------       ----------
     Net loss                                                           $(0.10)           $(0.12)
                                                                     ===========      ===========

Weighted average common stock outstanding:
     Basic and diluted                                                 8,136,095        9,315,265
                                                                     ===========      ===========






See notes to condensed consolidated financial statements.



                                    SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                                    (UNAUDITED)

                                                                 Three Months Ended September 30,
                                                                            2001             2000
                                                                            ----             ----

Cash flow from operating activities:
     Net loss from continuing operations                               $(823,368)     $(1,623,741)
Adjustments to reconcile net loss to net cash
     used in operating activities:
         Dividend charge                                                      --          121,579
         Depreciation and amortization                                    33,957          152,090
         Deferred income taxes                                                --          177,761
         Net loss on sale of assets                                           --           12,484
         Changes in operating assets and liabilities,
              net of discontinued operations                            (658,682)      (7,745,624)
         Changes in other assets                                         600,663               --
         Increase in debenture redemption reserve fund                     4,248          131,250
         Equity in losses of affiliates                                       --          247,739
                                                                     -----------     ------------
Net cash used in continuing operations                                  (843,182)      (8,526,462)
Net cash provided by discontinued operations                                  --        1,952,651
                                                                     -----------     ------------
Net cash used in operating activities                                   (843,182)      (6,573,811)
                                                                     -----------     ------------
Cash flows from investing activities:
     Acquisition of intangibles                                               --           (5,004)
     Acquisition of property, plant and equipment                         (5,445)      (1,520,226)
     Proceeds on disposal of property, plant and
         equipment                                                            --           68,808
     Proceeds on other assets sold                                            --              807
     Repayment of loan by affiliates                                          --           95,000
                                                                     -----------     ------------
Net cash used in investing activities                                     (5,445)      (1,360,615)
                                                                     -----------     ------------
Cash flows from financing activities:
     Short term borrowings, net                                               --          801,227
     Repayment of long term debt                                            (658)        (267,775)
     Repurchase of treasury shares                                       (52,797)              --
                                                                     -----------     ------------
Net cash (used in) provided by financing activities                      (53,455)         533,452
                                                                     -----------     ------------
Effect of exchange rate changes on cash                                       --         (640,688)
                                                                     -----------     ------------
Net decrease in cash and cash equivalents                               (902,082)      (8,041,662)
Cash and cash equivalents, beginning of period                         5,664,013       29,853,067
                                                                     -----------     ------------
Cash and cash equivalents, end of period                              $4,761,931      $21,811,405
                                                                     ===========     ============

Supplemental cash flow information:
Cash paid for interest                                                    $3,750         $135,000
                                                                          ======         ========





See notes to condensed consolidated financial statements.

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. FINANCIAL INFORMATION

Silverstar Holdings, Ltd. (the "Company"), was founded on September 6, 1995. In fiscal 2001, the purpose of the Company changed from acquiring and operating South African Companies to investing in companies that fit a predefined investment strategy.

On November 17, 2000, the Company acquired Fantasy Sports, Inc. ("Fantasy"). Fantasy specializes in Internet-based subscriptions for NASCAR, college football and basketball and other fantasy sports games and sale of die-cast racing cars. On September 24, 2001, the Company acquired Student Sports, Inc. ("Student Sports"), a media company producing publications, television programs and various marketing initiatives for the high school sports market (see Note 3).

2. BASIS OF PREPARATION

The unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries in which it has a majority voting interest. Investments in affiliates are accounted for under the equity or cost method of accounting. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of September 30, 2001 and the results of operations and cash flows for the interim periods of the fiscal year ending June 30, 2002 ("fiscal 2002") and the fiscal year ended June 30, 2001 ("fiscal 2001") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2001. Certain amounts in the fiscal 2001 financial statements have been reclassified to conform to the fiscal 2002 presentation.

NET LOSS PER SHARE
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive potential common shares which includes the dilutive effect of stock options, warrants, convertible debentures and shares to be issued in connection with the acquisition of Student Sports (see Note 3). Dilutive potential common shares, stock options, warrants and convertible debentures for all periods presented are computed utilizing the treasury stock method. The dilutive effect of shares to be issued in connection with the acquisition of Student Sports is computed using the average market price for the quarter. The diluted share base for the three months ended September 30, 2001 and 2000 excludes shares of 502,751 and 246,012, respectively. These shares are excluded due to their anti-dilutive effect as a result of the Company's loss from continuing operations.

RECENTLY ISSUED ACCOUNTING STANDARDS
In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Company is required and plans to adopt the provisions of SFAS 144 for the quarter ending September 30, 2003. The Company has not determined the impact, if any, that SFAS 144 will have on its financial statements.

In June 2001, the FASB issued SFAS 141, Business Combinations, which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations consummated after June 30, 2001. The application of SFAS 141 did not affect any of our previously reported amounts included in goodwill or other intangible assets.

Effective July 1, 2001 the Company adopted SFAS 142, Goodwill and Other Intangible Assets, which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective July 1, 2001 (first quarter 2002 goodwill amortization otherwise would have been $201,333) and recorded goodwill attributable to Fantasy Sports, Inc. was tested for impairment by comparing the fair value to its carrying value. Fair value was determined using a multiple of revenues methodology. This impairment test is required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), the Company expects to perform this impairment test during the fourth quarter.

Based on the initial impairment test, it was determined that none of the goodwill recorded was impaired. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

In connection with adopting SFAS 142, the useful lives and the classification of our identifiable intangible assets was reassessed and it was determined that they continue to be appropriate. The components of our amortized intangible assets follow:

                                       September 30, 2001
                         Gross Carrying         Accumulated
                                 Amount         Amortization
                         --------------         ------------
Customer lists                 $215,000           $67,000

Amortization expense for intangible assets during the first quarter of 2002 was $16,750. Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years follows:

         2002 (remainder)                      $50,250
         2003                                   67,000
         2004                                   18,250
         2006                                    2,000
         2007                                    2,000

Since the useful lives of identifiable intangibles continue to be appropriate under SFAS 142 and goodwill from the Fantasy Sports acquisition did not take place until the second quarter of fiscal 2001, pro forma results of operations for the three months ended September 30, 2001 and 2000 are not presented.

3. ACQUISITION
On September 24, 2001, the Company acquired all the assets and business and assumed certain liabilities of Student Sports, a media company producing publications, television programs and various marketing initiatives for the high school sports market. Under the terms of the agreement, the Company issued 900,000 Company common shares to the owners of Student Sports, and undertook to provide a further payment, as defined, of between 500,000 and 1,500,000 shares of Company common stock on March 31, 2004. In addition, the agreement calls for certain potential earn-outs of 33% of the pre-tax profits of Student Sports for the years ending December 31, 2002 and 2003, as defined. This earn-out, which cannot exceed $500,000, is to be paid no later than April 30, 2004. Finally, the seller is to receive 33% of certain litigation proceeds, as defined, if received by the Company.

The assets are to be held in a new wholly-owned subsidiary, Student Sports, Inc. and will be reported as a new operating segment titled marketing services (see
Note 8). The results of operations of Student Sports will be included in the consolidated financial statements starting October 1, 2001.

The costs of the acquisition were allocated on the basis of the estimated fair values of the assets acquired and liabilities assumed. These estimates are subject to revision as better information becomes available. The acquisition was accounted for under the provisions of SFAS No. 141, Business Combinations, and was accounted for as a purchase. The intangible assets recorded in connection with the acquisition, primarily goodwill, will not be amortized, in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (see
Note 2). As of September 30, 2001, the Company has not yet obtained an independent valuation on possible identifiable intangibles separate from goodwill. The Company expects to complete this process in the second quarter.

Acquisition cost                                             $1,387,245
                                                             ==========
Net assets acquired:
   Current assets, primarily accounts receivable                220,212
   Fixed assets                                                  95,110
   Intangible assets                                          1,293,331
                                                             ----------
      Total assets                                            1,608,653
                                                             ----------
   Current liabilities                                          207,112
   Long-term debt                                                14,296
                                                             ----------
      Total liabilities                                         221,408
                                                             ----------
                                                             $1,387,245

The following unaudited pro forma summary presents consolidated financial information as if the acquisition of Student Sports had occurred effective July 1, 2001. The pro forma amounts including the results of operations of Student Sports were compiled using the cash basis of accounting for Student Sports. The Company believes that these results do not differ materially from generally accepted accounting principles. The pro forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the consolidated entities.

                                                Three Months Ended September 30,
                                                         2001              2000
                                                         ----              ----

Revenue                                              $1,365,633        $253,827
                                                     ==========        ========
Net loss                                            $(1,090,245)    $(1,420,530)
                                                    ===========     ============

Loss per share - basic and diluted:                    $(0.10)          $(0.13)
                                                        ======           ======

4. INVENTORIES
Inventories consist of finished goods of $431,948 and $377,721 at September 30, 2001 and June 30, 2001, respectively.

5. INVESTMENT IN AFFILIATES
A summary of the impact of these investments on the consolidated financial statements is presented below:

                                        Effective                As of
                                       Percentage       September 30,   June 30,
                                        Ownership                2001      2001
                                                                ----      ----
Investments in and receivables from
    unconsolidated affiliates:
      Magnolia Broadband                       48%        $631,066    $631,066
                                                          ========    ========

                                         Effective            Three Months Ended
                                        Percentage              September 30,
                                         Ownership              2001     2000
                                                                ----     ----
Share of losses of unconsolidated affiliates:
   Other                                                      $   --   $(1,758)
   Magnolia Broadband                          48%                --  (245,981)
                                                              ------  ---------
                                                              $  ---  $(247,739)
                                                              ======  =========

On September 24, 2001, the Company entered into an agreement with two other investors in Magnolia whereby the Company will loan Magnolia $200,000 and the other investors will loan $550,000 through the purchase of Convertible Notes ("Notes"), which will be convertible into newly reclassified Series A Convertible Preferred Stock, which will be convertible into shares of Magnolia's common stock. The Company loaned the $200,000 to Magnolia in October 2001. As part of the consideration for the Notes the investor and the Company will exchange their existing convertible notes for new Series A Preferred Shares. As a result, the Company will also have exchanged its existing shares for the new Series A Preferred Shares. The notes will bear interest at 10% per annum and mature in sixty days. The Company has the right to convert the Note at any time prior to repayment of the Note and, if not repaid, at the maturity date. Upon closing this round of financing, the Company's ownership percentage is expected to be reduced to 20% on a fully diluted basis. The remaining balance of the investment in Magnolia is related to goodwill. With the adoption of SFAS 142 (see Note 2), goodwill is no longer being amortized and, therefore, no amortization was recorded in the first quarter of fiscal 2001. Goodwill, however, will continue to be tested for impairment in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.

6. DISCONTINUED OPERATIONS
First Lifestyle Holdings Limited ("Lifestyle") was sold on November 6, 2000.

The following summarized the operating results of the Lifestyle discontinued operation:

                                                              Three Months Ended
                                                              September 30, 2000

Revenue                                                              $21,346,406
Operating income                                                       1,406,958
Net income, net of minority interest of $577,993                         534,812

7. CASH FLOWS

The changes in operating assets and liabilities consist of the following:
                                                Three Months Ended September 30,
                                                            2001        2000

Decrease/(increase) in accounts receivable              $  21,940    (4,181,079)
(Increase)/decrease in inventories                        (54,227)       82,749
Decrease in prepaid expenses and other current assets      76,100       940,431
Decrease in bank overdraft                                (92,887)           --
Decrease in accounts payable                              (57,280)   (3,279,543)
Decrease in other provisions and accruals                (552,328)   (1,638,469)
Increase in other taxes payable                                --       330,287
                                                        ----------   -----------
                                                        $(658,682)   (7,745,624)
                                                        ==========   ===========

Net cash provided by discontinued operations in the three months ended September 30, 2000 consists of the following:

Net income of discontinued operations                              $  534,812
Depreciation and amortization                                         846,267
Minority share of gains                                               557,993
Equity in losses of affiliates                                         13,579
                                                                  ------------
                                                                   $1,952,651

The Company issued stock valued at $484,200 and recorded liabilities of $903,045, including the $807,000 to be settled by issuance of the Company's stock in March 2004, to acquire the assets of

Student Sports (see Note 3). In addition, the Company retired 55,000 shares of Class A common stock that it had repurchased for $50,797.

8. BUSINESS SEGMENTS
As a result of the acquisition of Student Sports (see Note 3), the Company now operates in two segments - marketing services and Internet fantasy sports games. The operations of the marketing services segment produces publications, television programs and various marketing initiatives for the high school sports market. The operations of the Internet fantasy sports games segment specialize in Internet-based subscriptions for NASCAR, college football and basketball and other fantasy sports games. Management has chosen to organize the enterprise around differences in products and services it provides.

Information concerning identifiable assets as of September 30, 2001 for the two segments in which the Company operates are shown in the following table. Segment information concerning revenues and operating loss for the three months ended September 30, 2001 and 2000 is not presented since the Company only operated in one segment through September 24, 2001, the date Student Sports was acquired, and operations for Student Sports will be presented starting October 1, 2001. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash and notes receivable. The Company does not have any operations outside of the United States.

Identifiable Assets:                                   September 30, 2001
   Marketing services                                          $2,170,456
   Internet fantasy sports games                                4,267,046
                                                              -----------
                                                                6,437,502
   Corporate                                                    9,527,938
                                                              -----------
Consolidated Totals                                           $15,965,440
                                                              ===========

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND HISTORY
Silverstar Holdings, Ltd. (the "Company") was incorporated in September
1995. The Company's intention is to actively pursue acquisitions fitting a predefined investment strategy:
   o Acquiring controlling stakes in small, high quality, sports media and marketing businesses with strong management teams that are positioned to use technology and Internet related platforms to fuel above average growth.
   o Our investments must show an ability to contribute, in the short to medium term, to earnings per share through operating profit or capital appreciation.
   o We aim to add value to our investments by operating in partnership with committed, incentivised, entrepreneurial management who show the vision and ability to grow their businesses into industry or niche leaders.

During fiscal 2001, the Company disposed of First Lifestyle Holdings Limited ("Lifestyle"), the holding company of its last remaining South African operating subsidiaries. The Company still has significant assets that are denominated in South African Rand. The assets include cash and notes receivable. Should the Company hold the notes until maturity, the Company will continue to incur income statement charges to the extent that the Rand devalues relative to the US dollar. At the present time, management has no intention of disposing of the notes receivable.

On November 17, 2000, the Company acquired all the assets and certain liabilities of Fantasy Sports ("Fantasy"). Founded in 1993, Fantasy Sports operates the fantasycup.com, fantasycup.org, fantasycup.net, fantasystockcar.com and fantasynhra.com websites and specialized in subscription based NASCAR, college football and basketball and other fantasy sports games as well as the sale of die-cast racing cars.

On September 24, 2001, a newly created subsidiary of the Company, Student Sports, Inc., acquired all the assets and business and assumed certain liabilities of Student Sports, a media company, producing publications, television programs and various marketing initiatives for the high school sports market.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2001 AS COMPARED TO QUARTER ENDED SEPTEMBER 30, 2000 REVENUES
Revenues were $1.0 million in the first three months of fiscal 2002 as a result of revenues earned by Fantasy, which was acquired during the second quarter of the prior year. Revenues in the prior year were zero as a result of the discontinuation of all the then existing businesses.

COST OF SALES
Cost of sales were $0.45 million in the first three months of fiscal 2002 as a result of Fantasy's operations. Cost of sales in the prior year were zero as a result of the discontinuation of all the then existing businesses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the quarter ended September 30, 2001 were $0.84 million, an increase of $0.37 million over same period in the prior year. This increase is due to the acquisition of Fantasy during the second quarter of the prior year. There are no expenses related to Fantasy in the prior year financial statements.

AMORTIZATION AND DEPRECIATION
Amortization of intangible assets decreased from $0.15 million in the first quarter of fiscal 2001 to $0.02 million in the first quarter of fiscal 2002 as a result of the adoption of SFAS 142, Goodwill and Other Intangible Assets, whereby the Company no longer amortizes amounts attributable to goodwill. Depreciation expense was not material.

EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES
Equity in losses of unconsolidated affiliates decreased to zero at September 30, 2001 compared to $0.25 million for the quarter ended September 30, 2000. The decrease is due to the Company recognizing losses to the extent of their investment prior to the first quarter, as well as the adoption of SFAS 142, which discontinued the amortization of goodwill.

FOREIGN CURRENCY LOSS
Foreign currency losses are related to the assets remaining in the discontinued South African operations. The foreign currency losses during the first quarter of fiscal 2002 were $0.72 million as compared to $0.45 million in the first quarter of fiscal 2001 as a result of the continuing deterioration of the South African Rand against the US dollar. These foreign currency losses are non cash items and are the result of the fluctuation of the South African Rand against the US Dollar.

INTEREST INCOME
Interest income of $0.23 was recorded during the first quarter of fiscal 2002 as a result of the notes receivable on the discontinued South African operations. There was no similar notes receivable in the prior year.

INTEREST EXPENSE
Interest expense during the three months ended September 30, 2001 was not material as compared to $0.17 million in the prior year. The decrease in interest expense is attributable to the repayment of approximately $12 million of increasing rate subordinated convertible debentures during the third and fourth quarters of fiscal 2001.

PREFERENCE DIVIDEND
The preference dividend related to the mandatory redeemable preference shares of Lifestyle. These preferred shares were redeemed with the sale of Lifestyle and there were no additional dividends after the second quarter of fiscal 2001.

PROVISION FOR INCOME TAXES
The Company is registered in Bermuda, where no tax laws are applicable. Three of the Company's subsidiaries are subject to income taxes. Up to this date, none of them has had taxable income. They have incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

DISCONTINUED OPERATIONS
The Lifestyle business was sold in November 2000 and has not been included in the Company's results since that time. The income during the first three months of the prior year was earned prior to the disposition of the business.

NET LOSS
Primarily as a result of its non-cash foreign currency losses of $.72 million, the company has recognized a loss of $0.82 million during the first quarter of fiscal 2002 as compared to a loss of $1.09 million during the same period in the prior year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash decreased by $0.90 million from $5.66 million at June 30, 2001 to $4.76 million at September 30, 2001. The decrease in cash is primarily the result of net cash used in operating activities as a result of the payment of operating expenses of the company in excess of revenues collected. The balance of the remaining cash is being held for working capital purposes and to fund potential investments.

Working capital decreased $0.33 million to $3.92 million from $4.25 million at June 30, 2001. This decrease in working capital is due to an increase in liabilities for future payments related to the acquisition of Student Sports, as well as a result of the decrease in cash balances.

The Company will pay off its remaining debentures of $0.37 million after they mature in October 2001. There is an additional non-cash payment of $0.81 million due in March 2004 related to the acquisition of Student Sports. In addition, the Student Sports acquisition agreement calls for certain potential earn-outs of 33% of the pretax profits of Student Sports for the years ending December 31, 2002 and 2003, as defined. This earn-out, which cannot exceed $500,000, is to be paid no later than April 30, 2004. Along with the earn-out, the seller is entitled to receive 33% of certain litigation proceeds, as defined, if received by the Company.

The Company entered into an agreement to loan Magnolia Broadband $0.20 million of a $.75 million total financing of convertible notes. The Company loaned the $0.20 million to Magnolia in October 2001. The notes bear interest at 10% per annum and mature in sixty days. The Company's current ownership percentage has been reduced to approximately 20% on a fully diluted basis. Magnolia's management believes that this financing will provide sufficient funding to operate through April 2002. Magnolia Broadband will continue to work to secure permanent financing.

On September 24, 2001, a newly created subsidiary of the Company acquired all the assets and business and assumed certain liabilities of Student Sports, a media company, producing publications, television programs and various marketing initiatives for the high school sports market. Management believes that Student Sports will be able to provide all of its capital requirements out of its own operations. Student Sports' balance sheet has been included in the September 30, 2001 financial statements; the operations of Student Sports will be included starting with the second quarter of fiscal 2002.

The Company intends to work on building its existing portfolio of subsidiaries in terms of revenues and profitability. It may also acquire further synergistic businesses and may therefore utilize a portion of its remaining cash balances and the proceeds of its disposal of Lifestyle to fund this strategy to the extent that suitable acquisition candidates can be identified. The Company may be required to incur additional indebtedness or equity financing in connection with the funding of future acquisitions. There is no assurance that the Company will be able to secure additional indebtedness or raise additional equity to finance future acquisitions on terms acceptable to management, if at all.

RECENTLY ISSUED ACCOUNTING STANDARDS
In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Company is required and plans to adopt the provisions of SFAS 144 for the quarter ending September 30, 2003. The Company has not determined the impact, if any, that SFAS 144 will have on its financial statements.

In June 2001, the FASB issued SFAS 141 Business Combinations, which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. The application of SFAS 141 did not affect any previously reported amounts included in goodwill or other intangible assets.

Effective July 1, 2001, the Company adopted SFAS 142, Goodwill and Other Intangible Assets, which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased, effective July 1, 2001. The first quarter of fiscal 2002 goodwill amortization otherwise would have been $201,333. Recorded goodwill attributable to Fantasy Sports, Inc. was tested for impairment by comparing the fair value to its carrying value. Fair value was determined using a multiple of revenues methodology. Impairment is required to be tested at least annually. At the time of adoption of SFAS 142, no impairment adjustments were required.

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

Certain of the Company's cash balances and Notes receivable from the sale of Lifestyle are denominated in South African Rand. This exposes the Company to market risk with respect to fluctuations in the relative value of the South African Rand against the US dollar. Due to the prohibitive cost of hedging the Notes receivable, the exposure has not been covered as yet. Should more favorable conditions arise, a suitable Rand hedge may be considered by management. For every 1% decline in the Rand/US dollar exchange rate, at September 30, 2001 rates, the Company loses $1,096 on every R1,000,000 retained in South Africa. During the quarter ended September 30, 2001, the Rand has depreciated against the US dollar by approximately 12% from the rate at June 30, 2001. At September 30, 2001, the Company had assets denominated in Rand of R59.75 million. During the quarter the Company hedged approximately $1.4 million of its liquid South African Rand deposits. The net effect of this hedge was to reduce the Company's foreign currency loss for the quarter by approximately $140,000.

                           PART II - OTHER INFORMATION


ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits:     None

            (b) Reports on Form 8-K:

                  Report on Form 8-K dated as of September 24, 2001 relating to the acquisition of the assets of Student Sports, Inc.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.
     Date:  November 12, 2001
                                    SILVERSTAR HOLDINGS, LTD.



                                    /s/ Clive Kabatznik
                                    ------------------------------------
                                    Clive Kabatznik
                                    Chief Executive Officer, President and
                                    Chief Financial Officer