Form 10-Q
period 2001-12-31
SILVERSTAR HOLDINGS LTD
filed 2002-02-14
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 2001

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

     The number of shares of common stock outstanding as of February 11, 2001 was 8,069,899.

PART I - FINANCIAL INFORMATION

Item 1 Condensed Consolidated Balance Sheets at December 31, 2001 (Unaudited) and June 30, 2001

            Condensed Consolidated Statements of Operations (Unaudited) for the three months ended December 31, 2001 and 2000

            Condensed Consolidated Statements of Operations (Unaudited) for the six months ended December 31, 2001 and 2000

            Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2001 and 2000

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

PART II - OTHER INFORMATION

Item 6      Exhibits and Reports on Form 8-K

SIGNATURES


                                    SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      ASSETS

                                                                    December 30,         June 30,
                                                                            2001             2001
                                                                            ----             ----
                                                                     (Unaudited)
Current assets
     Cash and cash equivalents                                      $  3,510,682     $  5,664,013
     Accounts receivable, net                                            166,772               --
     Inventories                                                         216,209          377,721
     Current portion of notes receivable                                 298,648          411,266
     Prepaid expenses and other current assets                           102,022          153,148
                                                                    ------------     ------------
         Total current assets                                          4,294,333        6,606,148

Property, plant and equipment, net                                       178,720          167,464
Investments in affiliates                                                831,066          631,066
Long-term notes receivable                                             3,349,045        5,033,080
Intangible assets, net                                                 4,386,276        3,487,799
Deferred charges and other assets                                         17,785            6,300
                                                                    ------------     ------------
Total assets                                                         $13,057,225      $15,931,857
                                                                    ============     ============










See notes to condensed consolidated financial statements.



                                    SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                    December 31,         June 30,
                                                                            2001             2001
                                                                            ----             ----
                                                                     (Unaudited)
Current liabilities
     Line of credit                                                 $     50,000     $         --
     Bank overdraft                                                           --           92,887
     Current portion of long term debt                                        --          361,836
     Accounts payable                                                    149,731          421,316
     Other provisions and accruals                                       153,261          553,742
     Deferred revenue                                                    627,838          923,366
                                                                    ------------     ------------
         Total current liabilities                                       980,830        2,353,147


Long term debt                                                            11,585               --
Obligation related to acquisition of Student Sports                      807,000               --
                                                                    ------------     ------------
Total liabilities                                                      1,799,415        2,353,147
                                                                    ------------     ------------

Stockholders' equity
Capital stock:
     Preferred stock, $0.01 par value; 5,000,000 shares
         authorized; no shares issued and outstanding                         --               --
     Common stock, class A, $0.01 par value; 23,000,000
         shares authorized; 8,023,310 and 7,178,310 shares
         issued and outstanding, respectively                             80,233           71,783
     Common stock, class B, $0.01 par value; 2,000,000
         shares authorized; 946,589 shares issued and
         outstanding                                                       9,466            9,466
     Common stock, FSAH Class B, R0.001 par value;
         10,000,000 shares authorized; 2,671,087 shares
         issued and outstanding                                              600              600
Additional paid-in capital                                            63,772,890       63,349,937
Accumulated deficit                                                  (52,605,379)     (49,853,076)
                                                                    ------------     ------------
         Total stockholders' equity                                   11,257,810       13,578,710
                                                                    ------------     ------------
Total liabilities and stockholders' equity                          $ 13,057,225     $ 15,931,857
                                                                    ============     ============








See notes to condensed consolidated financial statements.


                                    SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                                                 Three Months Ended  December 31,
                                                                            2001             2000
                                                                            ----             ----

Revenues                                                              $1,023,202      $        --

Operating expenses:
     Cost of sales                                                       540,071               --
     Selling, general and administrative                               1,174,998          446,972
     Amortization of intangible assets                                    29,875           (6,055)
     Depreciation                                                         20,008            6,134
                                                                     -----------      -----------
                                                                       1,764,952          447,051
                                                                     -----------      -----------
         Operating loss                                                 (741,750)        (447,051)

Interest in losses of unconsolidated affiliates                               --         (678,903)
Preference dividend                                                           --          (43,531)
Other income                                                             (47,672)              --
Foreign currency losses                                               (1,278,598)        (323,526)
Interest income                                                          141,545          875,967
Interest expense                                                          (2,460)        (235,226)
                                                                     -----------      -----------

Loss from continuing operations, before income taxes                  (1,928,935)        (852,270)

Provision for income taxes                                                    --               --
                                                                     -----------      -----------

Loss from continuing operations                                       (1,928,935)        (852,270)
Discontinued operations:
   Loss on disposition, net of income taxes of $0                             --       (2,924,194)
                                                                     -----------      -----------

Net loss                                                             $(1,928,935)     $(3,776,464)
                                                                     ===========      ===========

Loss per share - basic and diluted:
     Continuing operations                                              $(0.22)           $(0.09)
     Discontinued operations                                                --             (0.32)
                                                                     -----------      -----------
     Net loss                                                           $(0.22)           $(0.41)
                                                                     ===========      ===========

Weighted average common stock outstanding:
     Basic and diluted                                                 8,969,899        9,274,776
                                                                     ===========      ===========






See notes to condensed consolidated financial statements.



                                    SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                                    Six Months Ended December 31,
                                                                            2001             2000
                                                                            ----             ----

Revenues                                                              $2,020,226      $        --

Operating expenses:
     Cost of sales                                                       990,142               --
     Selling, general and administrative                               2,011,645          915,477
     Amortization of intangible assets                                    46,625          144,145
     Depreciation                                                         37,140            8,024
                                                                     -----------      -----------
                                                                       3,085,552        1,067,646
                                                                     -----------      -----------
         Operating loss                                               (1,065,326)      (1,067,646)

Interest in losses of unconsolidated affiliates                               --         (926,642)
Preference dividend                                                           --         (165,110)
Other income                                                             (47,672)              --
Foreign currency losses                                               (2,000,054)        (789,042)
Interest income                                                          372,321          875,967
Interest expense                                                         (11,572)        (403,538)
                                                                     -----------      -----------

Loss from continuing operations, before income taxes                  (2,752,303)      (2,476,011)

Provision for income taxes                                                    --               --
                                                                     -----------      -----------

Loss from continuing operations                                       (2,752,303)      (2,476,011)
Discontinued operations:
     Loss on disposition, net of income taxes of
         $0 and $0, respectively                                              --       (2,389,382)
                                                                     -----------      -----------

Net loss                                                             $(2,752,303)     $(4,865,393)
                                                                     ===========      ===========
Loss per share - basic and diluted:
     Continuing operations                                                $(0.32)          $(0.26)
     Discontinued operations                                                  --            (0.26)
                                                                          ------           ------
     Net loss                                                             $(0.32)          $(0.52)
                                                                          ======           ======

Weighted average common stock outstanding:
     Basic and diluted                                                 8,552,997        9,295,020
                                                                       =========        =========






See notes to condensed consolidated financial statements.


                                    SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                                    Six Months Ended December 31,
                                                                            2001             2000
                                                                            ----             ----
Cash flow from operating activities:
     Net loss from continuing operations                             $(2,752,303)      $(2,476,011)
Adjustments to reconcile net loss to net cash
     used in operating activities:
         Dividend charge                                                      --          (165,110)
         Depreciation and amortization                                    83,765           152,169
         Foreign currency losses on notes receivable                   1,815,295
         Changes in operating assets and liabilities,
              net of discontinued operations                          (1,096,608)       (1,491,848)
         Changes in other assets                                         169,309               --
         Increase in debenture redemption reserve fund                     4,248           262,500
         Equity in losses of affiliates                                       --           926,642
                                                                     -----------       -----------
Net cash used in continuing operations                                (1,776,294)       (2,791,658)
Net cash used in discontinued operations                                      --          (783,913)
                                                                     -----------       -----------
Net cash used in operating activities                                 (1,776,294)       (3,575,571)
                                                                     -----------       -----------
Cash flows from investing activities:
     Acquisition of intangibles                                               --            (4,807)
     Acquisition of property, plant and equipment                         (5,445)       (1,640,963)
     Changes in long term receivables                                                    1,046,522
     Acquisition of subsidiary (net of cash of $863,337)                      --        (3,454,569)
     Proceeds on disposal of property, plant and equipment                    --            74,150
     Net proceeds on sale of discontinued operations                          --        11,102,549
     Proceeds on other assets sold                                            --             1,042
     Return of purchase price Fantasy Sports                             200,000                --
     Investment in affiliates                                           (200,000)               --
     Repayment of loan by affiliates                                          --           161,500
                                                                     -----------       -----------
Net cash (used in) provided by investing activities                       (5,445)       (7,285,424)
                                                                     -----------       -----------
Cash flows from financing activities:
     Short term borrowings, net                                           50,000        (1,008,243)
     Repayment of long term debt                                        (368,795)       (1,186,661)
     Repurchase of treasury shares                                       (52,797)         (215,642)
     Redemption of preference shares                                          --        (8,153,928)
                                                                     -----------       -----------
Net cash used in financing activities                                   (371,592)      (10,564,474)
                                                                     -----------       -----------
Effect of exchange rate changes on cash                                       --        (3,981,909)
                                                                     -----------       -----------
Net decrease in cash and cash equivalents                             (2,153,331)      (10,836,530)
Cash and cash equivalents, beginning of period                         5,664,013        29,853,067
                                                                     -----------       -----------
Cash and cash equivalents, end of period                              $3,510,682       $19,016,537
                                                                     ===========       ===========
Supplemental cash flow information:
Cash paid for interest                                                    $5,848         $135,000
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

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of December 31, 2001 and the results of operations and cash flows for the interim periods of the fiscal year ending June 30, 2002 ("fiscal 2002") and the fiscal year ended June 30, 2001 ("fiscal 2001") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2001. Certain amounts in the fiscal 2001 financial statements have been reclassified to conform to the fiscal 2002 presentation.

Net loss per share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive potential common shares which includes the dilutive effect of stock options, warrants, convertible debentures and shares to be issued in connection with the acquisition of Student Sports (see Note 3). Dilutive potential common shares, stock options, warrants and convertible debentures for all periods presented are computed utilizing the treasury stock method. The dilutive effect of shares to be issued in connection with the acquisition of Student Sports is computed using the average market price for the quarter. The diluted share base for the three and six months ended December 31, 2001 and 2000 excludes shares of 1,736,205 and 1,119,478, respectively. These shares are excluded due to their anti-dilutive effect as a result of the Company's loss from continuing operations.

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

Effective July 1, 2001 the Company adopted SFAS 142, Goodwill and Other Intangible Assets, which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective July 1, 2001 (first and second quarter 2002 goodwill amortization otherwise would have been $402,666) and recorded goodwill attributable to Fantasy Sports, Inc. was tested for impairment by comparing the fair value to its carrying value. Fair value was determined using a multiple of revenues methodology. This impairment test is required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), the Company expects to perform this impairment test during the fourth quarter.

Based on the initial impairment test, it was determined that none of the goodwill recorded was impaired. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

In connection with adopting SFAS 142, the useful lives and the classification of our identifiable intangible assets was reassessed and it was determined that they continue to be appropriate. The components of our amortized intangible assets as of December 31, 2001 follow:

                              Gross Carrying               Accumulated
                                      Amount              Amortization
Customer lists                      $245,000                   $85,625
Noncompete agreement                 225,000                    11,250
                                    --------                   -------
                                    $470,000                   $96,875
                                    ========                   =======

The components of intangible assets that have an indefinite life and are not amortizable at December 31, 2001 are as follows:

                                            Gross Carrying
                                                   Amounts
Trade names                                       $485,000
Internet domain                                     65,000
Video and audiovisual materials                     50,000
Copyright registration                              75,000
Statistics database                                 75,000
                                                  --------
                                                  $750,000
                                                  ========

Amortization expense for intangible assets during the first six months of 2002 was $46,625. Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years follows:

              2002 (remainder)                        $59,750
              2003                                    119,500
              2004                                     70,750
              2005                                     54,500
              2006                                     48,875


Since the useful lives of identifiable intangibles continue to be appropriate under SFAS 142 and goodwill from the Fantasy Sports acquisition did not take place until the second quarter of fiscal 2001, pro forma results of operations for the six months ended December 31, 2001 and 2000 are not presented.

The changes in goodwill balance during fiscal 2002 are as follows:

                                                          Internet
                                                           Fantasy
                                          Marketing         Sports
                                           Services          Games        Total
Balance at June 30, 2001, net             $      --     $3,323,049   $3,323,049
Additions to goodwill:
    Acquisition of Student Sports, Inc.     315,328             --      315,328
Reductions in goodwill:
    Settlement of purchase price issues
         related to Fantasy Sports
         (see Note 3)                            --       (375,225)    (375,225)
                                          ---------     ----------   ----------
Balance at December 31, 2001, net         $315,328      $2,947,824   $3,263,152
                                          =========     ==========   ==========

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

The assets and liabilities are to be held in a new wholly-owned subsidiary, Student Sports, Inc. and will be reported as a new operating segment titled marketing services (see Note 8). The results of operations of Student Sports will be included in the consolidated financial statements starting October 1, 2001.

The costs of the acquisition were allocated on the basis of the estimated fair values of the assets acquired and liabilities assumed. These estimates are subject to revision as better information becomes available. The acquisition was accounted for under the provisions of SFAS No. 141 Business Combinations and was accounted for as a purchase. The intangible assets identified in connection with the acquisition will be recorded (and amortized where applicable) in accordance with the provisions of SFAS No. 142 Goodwill and Other Intangible Assets (see
Note 2).

Acquisition cost                                                 $1,394,148
                                                                 ==========

Net assets acquired:
    Current assets, primarily accounts receivable                   255,426
    Fixed assets                                                     41,410
    Intangible assets                                             1,320,328
                                                                 ----------
        Total assets                                              1,617,164
                                                                 ----------
    Current liabilities                                             208,720
    Long-term debt                                                   14,296
                                                                 ----------
        Total liabilities                                           223,016
                                                                 ----------
                                                                 $1,394,148
                                                                 ==========

The following unaudited pro forma summary presents consolidated financial information as if the acquisition of Student Sports had occurred effective July 1, 2001 and 2000, respectively. The pro forma amounts, which include the results of operations of Student Sports, were compiled using the cash basis of accounting. The Company believes that these results do not differ materially from generally accepted accounting principles. The pro forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the consolidated entities.

                                               Six Months Ended December 31,
                                                   2001                 2000
                                                   ----                 ----

Revenue                                      $2,388,835             $684,297
                                             ==========             ========
Net loss                                    $(3,036,495)         $(6,076,237)
                                            ===========          ===========

Loss per share - basic and diluted:              $(0.28)              $(0.56)
                                                 ======               ======

In October 2001, the Company received $200,000 in cash and approximately $305,000 reduction in accounts payable related to the acquisition of Fantasy Sports, Inc. from Action Performance during the second quarter of fiscal 2001. The cash amount, which had been held in escrow, relates to settlement of a dispute related to the acquisition of Fantasy regarding certain disclosures made by Action at the time of acquisition and has been used to reduce the recorded goodwill. Of the $305,000, $130,000 was used to reduce inventory to fair value and the remaining $175,000.relating to the purchase price was also recorded as a reduction to recorded goodwill.

4.   Inventories
Inventories consist of finished goods of $216,209 and $377,721 at December 31, 2001 and June 30, 2001, respectively. During the second quarter of fiscal 2002, inventory values were reduced by approximately $130,000 due to a settlement with the seller of Fantasy (see Note 3).

5.   Investment in Affiliates
A summary of the impact of these investments on the consolidated financial statements is presented below:

                                        Effective         As of
                                        Percentage    December 31,     June 30,
                                        Ownership            2001         2001
                                                             ----         ----

Investments in and receivables from
    unconsolidated affiliates:
        Magnolia Broadband                   24.2%       $831,066     $631,066
                                                         ========     ========

                                        Effective           Six Months Ended
                                        Percentage             December 31,
                                        Ownership           2001         2000
                                                            ----         ----

Share of losses of unconsolidated
    affiliates:
        Other                                            $     --     $(6,163)
        Magnolia Broadband                   24.2%             --    (920,479)
                                                           ------     ----------
                                                         $     --     $(926,642)
                                                           ======     =========

On September 24, 2001, the Company entered into an agreement with two other investors in Magnolia whereby the Company loaned Magnolia $200,000 and the other investors will loan $550,000 through the purchase of Convertible Notes ("Notes"), which will be convertible into newly reclassified Series A Convertible Preferred Stock, which will be convertible into shares of Magnolia's common stock. The Company loaned the $200,000 to Magnolia in October 2001. As part of the consideration for the Notes the investor and the Company will exchange their existing convertible notes for new Series A Preferred Shares. As a result, the Company will also have exchanged its existing shares for the new Series A Preferred Shares. The notes will bear interest at 10% per annum and mature in sixty days. The Company has the right to convert the Note at any time prior to repayment of the Note and, if not repaid, at the maturity date. Upon closing this round of financing, the Company's ownership percentage is expected to be reduced to 20% on a fully diluted basis. The remaining balance of the investment in Magnolia is related to goodwill. With the adoption of SFAS 142 (see Note 2), goodwill is no longer being amortized. Goodwill, however, will continue to be tested for impairment in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Magnolia is currently negotiating with investors to obtain additional funding to meet Magnolia's capital needs. There is no assurance that Magnolia will be able to secure additional equity to fund future operations.

6.   Discontinued Operations
First Lifestyle Holdings Limited ("Lifestyle") was sold on November 6, 2000.

The following summarized the operating results of the Lifestyle discontinued operation:

                                                           Six Months Ended
                                                          December 31, 2000

Revenue                                                        $28,819,495
Operating (loss)                                                (1,506,371)
Net loss, net of minority interest of $844,273                  (2,831,828)

7.   Cash Flows

The changes in assets and liabilities consist of the following:

                                                   Six Months Ended December 31,
                                                          2001             2000
                                                          ----             ----
Decrease in accounts receivable                    $    68,924      $        --
Decrease/(increase) in inventories                     161,512               (6)
Decrease/(increase) in prepaid expenses and other
current assets                                         140,224         (667,144)
Decrease in bank overdraft                             (92,887)              --
Decrease in accounts payable                          (322,933)        (123,552)
Decrease in other provisions and accruals             (949,426)        (701,146)
                                                   -----------      -----------
                                                   $(1,096,608)     $(1,491,848)
                                                   ===========      ===========

Net cash provided by discontinued operations in the six months ended December 31, 2000 consists of the following:

Net loss of discontinued operations                            $(2,831,828)
Depreciation and amortization                                      950,388
Minority share of gains                                            844,273
Equity in losses of affiliates                                      13,579
Net loss on sale of assets                                          21,278
Changes in assets and liabilities                                  (75,620)
Movement in deferred income taxes                                  294,017
                                                               -----------
                                                               $ (783,913)
                                                               ===========

The Company issued stock valued at $484,200 and recorded liabilities of $903,045, including the $807,000 to be settled by issuance of the Company's stock in March 2004, to acquire the assets of Student Sports (see Note 3). In addition, the Company retired 55,000 shares of Class A common stock that it had repurchased for $52,797.

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

Information concerning identifiable assets as of December 31, 2001 for the two segments in which the Company operates are shown in the following table. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash and notes receivable. The Company does not have any operations outside of the United States.


                                                     As of             As of
Identifiable Assets:                           December 31, 2001   June 30, 2001
Segments:
   Marketing services                              $ 2,001,120      $        --
   Internet fantasy sports games                     3,495,628        4,756,335
                                                   -----------      -----------
                                                     5,496,829        4,756,335
     Corporate                                       7,560,396       11,175,522
                                                   -----------      -----------
Consolidated Totals                                $13,057,225      $15,931,857
                                                   ===========      ===========

                                                  Six Months Ended December 31,
                                                         2001              2000
Revenues:
Segments:
     Marketing services                            $   339,541      $        --
     Internet fantasy sports games                   1,680,685               --
                                                   -----------      -----------
Consolidated totals                                 $2,020,226      $        --
                                                   ===========      ===========

Loss from continuing operations:
Segments:
     Marketing services                            $  (194,773)     $        --
     Internet fantasy sports games                    (250,338)        (306,850)
                                                   -----------      -----------
                                                      (445,111)        (306,850)
Corporate:
     Corporate general and administrative expenses    (620,215)        (429,004)
     Other income                                      (47,672)              --
     Foreign currency losses                        (2,000,054)      (1,233,452)
     Equity in losses of affiliates                         --         (926,642)
     Preference dividend                                    --         (165,110)
     Interest income                                   372,321          875,967
     Interest expense                                  (11,572)        (403,538)
                                                   -----------      -----------
Consolidated totals                                $(2,752,303)     $(2,588,629)
                                                   ===========      ===========

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

During fiscal 2001, the Company disposed of First Lifestyle Holdings Limited ("Lifestyle"), the holding company of its last remaining South African operating subsidiaries. The Company still has significant assets that are denominated in South African Rand. The assets include cash and notes receivable. As long as the Company holds the notes and maintains bank accounts denominated in Rand, the Company will incur income statement charges to the extent that the Rand devalues relative to the US dollar. At the present time, management has no intention of disposing of the notes receivable.

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

Results of Operations

Both of the Company's subsidiaries have seasonal trends that effect the revenues and results of their businesses. Fantasy Sports accrues its revenues and recognizes most of its income during the June and September quarters. Therefore, the results for the December and March quarters will be negatively effected by this seasonality. Student Sports, while somewhat less effected by seasonal factors, generates less revenues in the December quarter than during the rest of the year.

Quarter Ended December 31, 2001 as Compared to Quarter Ended December 31, 2000 Revenues
Revenues were $1.0 million in the second three months of fiscal 2002 as a result of revenues earned by Fantasy and Student Sports, which were acquired during the second quarter of the prior year and the first quarter of the current year, respectively. Revenues in the prior year were zero as a result of the discontinuation of all the then existing businesses.

Cost of Sales
Cost of sales were $0.54 million in the second three months of fiscal 2002 as a result of Fantasy's and Student Sports' operations. Cost of sales in the prior year were zero as a result of the discontinuation of all the then existing businesses.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter ended December 31, 2001 were $1.17 million, an increase of $0.73 million over same period in the prior year. This increase is due to the acquisition of Fantasy during the second quarter of the prior year and Student Sports during the first quarter of the current year. Expenses related to Fantasy's operations in the second quarter of the prior year were $0.25 million.

Amortization and Depreciation
Amortization and depreciation expense is not material.

Equity in Losses of Unconsolidated Affiliates
Equity in losses of unconsolidated affiliates decreased to zero at December 31, 2001 compared to $0.68 million for the quarter ended December 31, 2000. The decrease is due to the Company recognizing losses to the extent of their investment prior to the first quarter, as well as the adoption of SFAS 142, which discontinued the amortization of goodwill.

Foreign Currency Loss
Foreign currency losses are related to the assets remaining in the discontinued South African operations. The foreign currency losses during the second quarter of fiscal 2002 were $1.28 million as compared to $0.32 million in the second quarter of fiscal 2001 as a result of the continuing deterioration of the South African Rand against the US dollar. These foreign currency losses are non cash items.

Interest Income
Interest income of $0.14 million was recorded during the second quarter of fiscal 2002 as compared to interest income of $0.88 million during the second quarter of fiscal 2001. During fiscal 2001, the Company earned interest on the proceeds realized on the sale of Lifestyle. These proceeds were utilized to pay down debt and invested in interest bearing accounts. The decrease in interest income in fiscal 2002 is a result of lower invested cash balances, as well as the deterioration of the South African Rand against the dollar, which affects interest earned on Notes Receivable from the sale of the Lifestyle business.

Interest Expense
Interest expense during the three months ended December, 2001 was not material as compared to $0.23 million in the prior year. The decrease in interest expense is attributable to the repayment of approximately $12 million of increasing rate subordinated convertible debentures during the third and fourth quarters of fiscal 2001.

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

Discontinued Operations
The Lifestyle business was sold in November 2000 and has not been included in the Company's results since that time. The income during the first three months of the prior year was earned before the disposition of the business.

Net Loss
Primarily, as a result of its non-cash foreign currency losses of $1.28 million, the company has recognized a loss of $1.93 million during the second quarter of fiscal 2002 as compared to a loss of $3.78 million during the same period in the prior year. The prior year loss included $2.92 million loss on the disposal of discontinued operations.

Six Months Ended December 31, 2001 as Compared to Six Months Ended December 31, 2000
Revenues
Revenues were $2.02 million in the first half of fiscal 2002 as a result of revenues earned by Fantasy and Student Sports, which were acquired during the second quarter of the prior year and the first quarter of the current year, respectively. Revenues in the prior year were zero as a result of the discontinuation of all the then existing businesses.

Cost of Sales
Cost of sales were $0.99 million in the first half of fiscal 2002 as a result of Fantasy's and Student Sports' operations. Cost of sales in the prior year were zero as a result of the discontinuation of all the then existing businesses.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended December 31, 2001 were $2.01 million, an increase of $1.10 million over same period in the prior year. This increase is due to the acquisition of Fantasy during the second quarter of the prior year and Student Sports during the first quarter of the current year. Expenses related to Fantasy's operations in the first half of the prior year were $0.25 million.

Amortization and Depreciation
Amortization of intangible assets decreased from $0.14 million in the second quarter of fiscal 2001 to $0.05 million in the second quarter of fiscal 2002 as a result of the adoption of SFAS 142 Goodwill and Other Intangible Assets, whereby the Company no longer amortizes amounts attributable to goodwill. Depreciation expense is not material.

Equity in Losses of Unconsolidated Affiliates
Equity in losses of unconsolidated affiliates decreased to zero at December 31, 2001 compared to $0.93 million for the six months ended December 31, 2000. The decrease is due to the Company recognizing losses to the extent of their investment prior to the first quarter, as well as the adoption of SFAS 142, which discontinued the amortization of goodwill.

Foreign Currency Loss
Foreign currency losses are related to the assets remaining in the discontinued South African operations. The foreign currency losses during the first half of fiscal 2002 were $2.00 million as compared to $0.79 million in the second quarter of fiscal 2001 as a result of the continuing deterioration of the South African Rand against the US dollar. These foreign currency losses are non cash items.

Interest Income
Interest income of $0.37 was recorded during the first half of fiscal 2002 as compared to interest income of $0.88 million during the first half of fiscal 2001. During fiscal 2001, the Company earned interest on the proceeds realized on the sale of Lifestyle. These proceeds were utilized to pay down debt and invested in interest bearing accounts. The decrease in interest income in fiscal 2002 is a result of lower invested cash balances, as well as the deterioration of the South African Rand against the dollar, which affects interest earned on Notes Receivable from the sale of the Lifestyle business.

Interest Expense
Interest expense during the six months ended December, 2001 was not material as compared to $0.40 million in the prior year. The decrease in interest expense is attributable to the repayment of approximately $12 million of increasing rate subordinated convertible debentures during the third and fourth quarters of fiscal 2001.

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

Discontinued Operations
The Lifestyle business was sold in November 2000 and has not been included in the Company's results since that time. The income during the first three months of the prior year was earned before the disposition of the business.

Net Loss
Primarily, as a result of its non-cash foreign currency losses of $2.00 million, the company has recognized a loss of $2.75 million during the first half of fiscal 2002 as compared to a loss of $4.87 million during the same period in the prior year. The prior year loss included $2.39 million loss on the disposal of discontinued operations.

Financial Condition, Liquidity and Capital Resources
Cash decreased by $2.15 million from $5.66 million at June 30, 2001 to $3.51 million at December 31, 2001. The decrease in cash in excess of the operating losses is a result of the repayment of the Company's long term debt, its investment in Magnolia Broadband, the reduction of payable by the Company and its subsidiaries and the payment of accrued liabilities, such as prize money by Fantasy Sports. The balance of the remaining cash is being held for working capital purposes and to fund potential investments.

Working capital decreased $0.94 million to $3.31 million from $4.25 million at June 30, 2001. This decrease in working capital is due to an increase in liabilities for future payments related to the acquisition of Student Sports, as well as a result of the decrease in cash balances.

During the second quarter of fiscal 2002, Fantasy drew down their $50,000 line of credit. This line is available for working capital needs and has subsequently been repaid.

The Company paid off its remaining debentures of $0.37 million when they matured in October 2001. There is an additional non-cash payment of $0.81 million due in March 2004 related to the acquisition of Student Sports. In addition, the Student Sports acquisition agreement calls for certain potential earn-outs of 33% of the pretax profits of Student Sports for the years ending December 31, 2002 and 2003, as defined. This earn-out, which cannot exceed $500,000, is to be paid no later than April 30, 2004. Along with the earn-out, the seller is entitled to receive 33% of certain litigation proceeds, as defined, if received by the Company.

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

On September 24, 2001, a newly created subsidiary of the Company acquired all the assets and business and assumed certain liabilities of Student Sports, a media company, producing publications, television programs and various marketing initiatives for the high school sports market. Management believes that Student Sports will be able to provide all of its capital requirements out of its own operations. Student Sports' balance sheet has been included in the September 30, 2001 financial statements; the operations of Student Sports has been included starting with the second quarter of fiscal 2002.

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

The Company does not believe that the tragic events of September 11, 2001 had any measurable impact on the financial condition, liquidity or capital resources of the Company.

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

Effective July 1, 2001, the Company adopted SFAS 142, Goodwill and Other Intangible Assets, which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased, effective July 1, 2001. The first six months of fiscal 2002 goodwill amortization otherwise would have been $402,666. Recorded goodwill attributable to Fantasy Sports, Inc. was tested for impairment by comparing the fair value to its carrying value. Fair value was determined using a multiple of revenues methodology. Impairment is required to be tested at least annually. At the time of adoption of SFAS 142, no impairment adjustments were required.

ITEM 3 Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Risk
Certain of the Company's cash balances and Notes receivable from the sale of Lifestyle are denominated in South African Rand. This exposes the Company to market risk with respect to fluctuations in the relative value of the South African Rand against the US dollar. Due to the prohibitive cost of hedging the Notes receivable, the exposure has not been covered as yet. Should more favorable conditions arise, a suitable Rand hedge may be considered by management. For every 1% decline in the Rand/US dollar exchange rate, at December 31, 2001 rates, the Company loses $821 on every R1,000,000 retained in South Africa. During the quarter ended December 31, 2001, the Rand has depreciated against the US dollar by approximately 50% from the rate at June 30, 2001. At December 31, 2001, the Company had assets denominated in Rand of R48.72 million. During the first quarter the Company hedged approximately $1.4 million of its liquid South African Rand deposits. The net effect of this hedge was to reduce the Company's foreign currency loss for the quarter by approximately $140,000. The Company did not hedge any of its liquid South African Rand deposits during the second quarter.

                           PART II - OTHER INFORMATION

ITEM 4:  Submission of Matters to a Vote of Security Holders.

On December 18, 2001, the Company held its annual meeting of stockholders. At the annual meeting, the Company's stockholders elected six directors to serve until the next annual meeting and until their respective successors are elected and qualified. At the annual meeting, the Company's stockholders also approved and adopted a proposal to approve the issuance of the Company's common stock pursuant to an Asset Purchase Agreement dated as of September 24, 2001. The votes for directors were as follows:

                                                             Votes
                                              ---------------------------------
                                                   For                Withheld
                                              ---------------         --------
     Michael Levy                               11,463,864             41,855
     Clive Kabatznik                            11,463,864             41,855
     Cornelius J. Roodt                         11,463,864             41,855
     Stanley Castleton                          11,463,864             41,855
     Joseph Weil                                11,463,864             41,855
     David BenDaniel                            11,463,864             41,855

The votes to approve the issuance of the Company's common stock pursuant to an Asset Purchase Agreement dated as of September 24, 2001 were as follows:

            For                       Against                    Abstain

         5,304,867                    20,855                     28,150
         ---------                    ------                     ------

ITEM 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits:        None

         (b) Reports on Form 8-K:

             Report on Form 8-K dated as of October 9, 2001 relating to the acquisition of the assets of Student Sports, Inc.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.
Date:  February 13, 2002
                                        SILVERSTAR HOLDINGS, LTD.



                                        /s/ Clive Kabatznik
                                        -------------------
                                            Clive Kabatznik
                                            Chief Executive Officer, President
                                            and Chief Financial Officer