Form 10-Q
period 2002-03-31
SILVERSTAR HOLDINGS LTD
filed 2002-05-15
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

---  For the quarterly period ended March 31, 2002

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the transition period from ______________to ______________

                         Commission file number 0-27494
                                                -------

                            SILVERSTAR HOLDINGS, LTD.
                            -------------------------
             (Exact name of Registrant as Specified in Its Charter)

             Bermuda                                  Not Applicable
---------------------------------------   --------------------------------------
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

     The number of shares of common stock outstanding as of May 10, 2002 was 8,947,899.

PART I - FINANCIAL INFORMATION

Item 1 Condensed Consolidated Balance Sheets at March 31, 2002 (Unaudited) and June 30, 2001

           Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2002 and 2001

           Condensed Consolidated Statements of Operations (Unaudited) for the nine months ended March 31, 2002 and 2001

           Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2002 and 2001

           Notes to the Condensed Consolidated Financial Statements (Unaudited)

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3     Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K

SIGNATURES

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                              March 31,               June 30,
                                                                   2002                   2001
                                                                   ----                   ----
                                                            (Unaudited)
Current assets
    Cash and cash equivalents                             $  3,499,681            $  5,664,013
    Accounts receivable, net                                   292,441                      --
    Inventories                                                 48,310                 377,721
    Current portion of notes receivable                        320,051                 411,266
    Prepaid expenses and other current assets                  132,774                 153,148
                                                          ------------            ------------
        Total current assets                                 4,293,257               6,606,148

Property, plant and equipment, net                             230,866                 167,464
Investments in affiliates                                      831,066                 631,066
Long-term notes receivable                                   3,575,438               5,033,080
Intangible assets, net                                       4,356,401               3,487,799
Deferred charges and other assets                                4,855                   6,300
                                                          ------------            ------------
Total assets                                              $ 13,291,883            $ 15,931,857
                                                          ============            ============


See notes to condensed consolidated financial statements.

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                               March 31,        June 30,
                                                                    2002           2001
                                                                    ----           ----
                                                             (Unaudited)
Current liabilities
    Bank overdraft                                         $         --    $     92,887
    Current portion of long term debt                                --         361,836
    Accounts payable                                            251,505         421,316
    Other provisions and accruals                               232,538         553,742
    Deferred revenue                                          1,523,428         923,366
                                                           ------------    ------------
       Total current liabilities                              2,007,471       2,353,147

Long term debt                                                    9,434              --
Obligation related to acquisition of Student Sports             807,000              --
                                                           ------------    ------------
Total liabilities                                             2,823,905       2,353,147
                                                           ------------    ------------
Stockholders' equity
Capital stock:
    Preferred stock, $0.01 par value; 5,000,000 shares
       authorized; no shares issued and outstanding                  --              --
    Common stock, class A, $0.01 par value; 23,000,000
       shares authorized; 8,001,310 and 7,178,310 shares
       issued and outstanding, respectively                      80,013          71,783
    Common stock, class B, $0.01 par value; 2,000,000
       shares authorized; 946,589 shares issued and
       outstanding                                                9,466           9,466
    Common stock, FSAH Class B, R0.001 par value;
       10,000,000 shares authorized; 2,671,087 shares
       issued and outstanding                                       600             600
Additional paid-in capital                                   63,763,870      63,349,937
Accumulated deficit                                         (53,385,971)    (49,853,076)
                                                           ------------    ------------
       Total stockholders' equity                            10,467,978      13,578,710
                                                           ------------    ------------
Total liabilities and stockholders' equity                 $ 13,291,883    $ 15,931,857
                                                           ============    ============


See notes to condensed consolidated financial statements.

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three Months Ended March 31,
                                                                 2002           2001
                                                                 ----           ----
Revenues                                                  $   985,172    $   511,900

Operating expenses:
   Cost of sales                                              751,986        404,107
   Selling, general and administrative                      1,330,854      1,285,615
   Amortization of intangible assets                           29,875        109,788
   Depreciation                                                23,303          9,901
                                                          -----------    -----------
                                                            2,136,018      1,809,411
                                                          -----------    -----------
      Operating loss                                       (1,150,846)    (1,297,511)

Interest in losses of unconsolidated affiliates                    --       (393,937)
Other income                                                      202         56,633
Foreign currency gains/(losses)                               250,597        (98,235)
Interest income                                               119,887        395,359
Interest expense                                                 (432)      (132,619)
                                                          -----------    -----------

Loss from continuing operations, before income taxes         (780,592)    (1,470,310)

Provision for income taxes                                         --             --
                                                          -----------    -----------

Loss from continuing operations                              (780,592)    (1,470,310)
Discontinued operations:
   Loss on disposition, net of income taxes of $0                  --             --
                                                          -----------    -----------
Loss before extraordinary item                               (780,592)    (1,470,310)
   Extraordinary item - gain on extinguishment of debt,
   net of taxes of $nil and $nil                                   --      1,026,896
                                                          -----------    -----------
Net loss                                                  $  (780,592)   $  (443,414)
                                                          ===========    ===========

Loss per share - basic and diluted:
   Continuing operations                                  $     (0.09)   $     (0.17)
   Discontinued operations                                         --             --
   Extraordinary item                                              --           0.12
                                                          -----------    -----------
   Net loss                                               $     (0.09)   $     (0.05)
                                                          ===========    ===========

Weighted average common stock outstanding:
   Basic and diluted                                        8,949,855      8,680,302
                                                          ===========    ===========


See notes to condensed consolidated financial statements.

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Nine Months Ended March 31,
                                                                2002            2001
                                                                ----            ----
Revenues                                                  $ 3,005,398    $   511,900

Operating expenses:
   Cost of sales                                            1,742,128        404,107
   Selling, general and administrative                      3,342,499      2,201,092
   Amortization of intangible assets                           76,500        253,933
   Depreciation                                                60,443         17,925
                                                          -----------    -----------
                                                            5,221,570      2,877,057
                                                          -----------    -----------
      Operating loss                                       (2,216,172)    (2,365,157)

Interest in losses of unconsolidated affiliates                    --     (1,320,579)
Preference dividend                                                --       (165,109)
Other income                                                  (47,470)        56,633
Foreign currency losses                                    (1,749,457)      (887,277)
Interest income                                               492,208      1,271,326
Interest expense                                              (12,004)      (536,157)
                                                          -----------    -----------

Loss from continuing operations, before income taxes       (3,532,895)    (3,946,320)

Provision for income taxes                                         --             --
                                                          -----------    -----------

Loss from continuing operations                            (3,532,895)    (3,946,320)
Discontinued operations:
   Loss on disposition, net of income taxes of
      $0 and $0, respectively                                      --     (2,389,383)
                                                          -----------    -----------

Loss before extraordinary item                             (3,532,895)    (6,335,703)
   Extraordinary item - gain on extinguishment of debt,
   net of taxes of $nil and $nil                                   --      1,026,896
                                                          -----------    -----------
Net loss                                                  $(3,532,895)   $(5,308,807)
                                                          ===========    ===========
Loss per share - basic and diluted:
   Continuing operations                                       $(0.41)       $ (0.43)
   Discontinued operations                                         --          (0.26)
   Extraordinary item                                              --           0.11
                                                               ------        -------
   Net loss                                                    $(0.41)       $ (0.58)
                                                               ======        =======

Weighted average common stock outstanding:
   Basic and diluted                                        8,685,283      9,089,841
                                                          ===========    ===========


See notes to condensed consolidated financial statements.

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                            Nine Months Ended March 31,
                                                                   2002            2001
                                                                   ----            ----
Cash flow from operating activities:
   Net loss from continuing operations                     $ (3,532,895)   $ (3,946,320)
Adjustments to reconcile net loss to net cash
   used in operating activities:
       Dividend charge                                               --         165,109
       Depreciation and amortization                            136,943         294,867
       Issuance of warrants for consulting fees                                  34,326
       Foreign currency losses on notes receivable            1,586,953
       Changes in operating assets and liabilities,
             net of discontinued operations                     (12,095)       (699,026)
       Changes in other assets                                  159,208              --
       Increase in debenture redemption reserve fund              4,248         262,500
       Equity in losses of affiliates                                --       1,320,579
                                                           ------------    ------------
Net cash used in continuing operations                       (1,657,638)     (2,567,965)
Net cash used in discontinued operations                             --      (1,114,133)
                                                           ------------    ------------
Net cash used in operating activities                        (1,657,638)     (3,682,098)
                                                           ------------    ------------
Cash flows from investing activities:
   Acquisition of intangibles                                        --         (49,332)
   Acquisition of property, plant and equipment                 (73,711)     (1,646,983)
   Changes in long term receivables                                  --       1,188,355
   Acquisition of subsidiary (net of cash of $863,337)               --      (3,454,569)
   Proceeds on disposal of property, plant and equipment             --          74,150
   Net proceeds on sale of discontinued operations                   --      11,102,549
   Proceeds on other assets sold                                     --           1,042
   Return of purchase price Fantasy Sports                      200,000              --
   Investment in and loans to affiliates                       (200,000)       (250,000)
   Repayment of loan by affiliates                                   --         161,500
                                                           ------------    ------------
Net cash (used in) provided by investing activities             (73,711)      7,126,712
                                                           ------------    ------------
Cash flows from financing activities:
   Short term borrowings, net                                        --        (999,883)
   Repayment of long term debt                                 (370,946)     (7,020,470)
   Repurchase of treasury shares                                (62,037)       (944,300)
   Redemption of preference shares                                   --      (8,153,928)
                                                           ------------    ------------
Net cash used in financing activities                          (432,983)    (17,118,581)
                                                           ------------    ------------
Effect of exchange rate changes on cash                              --      (3,981,909)
                                                           ------------    ------------
Net decrease in cash and cash equivalents                    (2,164,332)    (17,655,876)
Cash and cash equivalents, beginning of period                5,664,013      29,853,067
                                                           ------------    ------------
Cash and cash equivalents, end of period                   $  3,499,681    $ 12,197,191
                                                           ============    ============

Supplemental cash flow information:
Cash paid for interest                                          $ 6,280       $ 219,230
                                                                =======       =========



See notes to condensed consolidated financial statements.

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   FINANCIAL INFORMATION

Silverstar Holdings, Ltd. (the "Company"), was founded on September 6, 1995. In fiscal 2001, the purpose of the Company changed from acquiring and operating South African Companies to investing in companies that fit a predefined investment strategy (see Background and History in ITEM 2).

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

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of March 31, 2002 and the results of operations and cash flows for the interim periods of the fiscal year ending June 30, 2002 ("fiscal 2002") and the fiscal year ended June 30, 2001 ("fiscal 2001") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2001. Certain amounts in the fiscal 2001 financial statements have been reclassified to conform to the fiscal 2002 presentation.

NET LOSS PER SHARE
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive potential common shares which includes the dilutive effect of stock options, warrants, convertible debentures and shares to be issued in connection with the acquisition of Student Sports (see Note 3). Dilutive potential common shares, stock options, warrants and convertible debentures for all periods presented are computed utilizing the treasury stock method. The dilutive effect of shares to be issued in connection with the acquisition of Student Sports is computed using the average market price for the quarter. The diluted share base for the three and nine months ended March 31, 2002 excludes shares of 1,746,605 and 1,741,018, respectively. These shares are excluded due to their anti-dilutive effect as a result of the Company's loss from continuing operations.

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

Effective July 1, 2001 the Company adopted SFAS 142, Goodwill and Other Intangible Assets, which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective July 1, 2001 (goodwill amortization for the first nine months of fiscal 2002 otherwise would have been $603,999) and recorded goodwill attributable to Fantasy Sports, Inc. was tested for impairment by comparing the fair value to its carrying value. Fair value was determined using a multiple of revenues methodology. This impairment test is required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), the Company expects to perform this impairment test during the fourth quarter.

Based on the initial impairment test, it was determined that none of the goodwill recorded was impaired. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

In connection with adopting SFAS 142, the useful lives and the classification of our identifiable intangible assets was reassessed and it was determined that they continue to be appropriate. The components of our amortized intangible assets as of March 31, 2002 follow:

                                          Gross Carrying      Accumulated
                                                  Amount     Amortization
Customer lists                                  $245,000       $104,250
Noncompete agreement                             225,000         22,500
                                                --------       --------
                                                $470,000       $126,750
                                                ========       ========

The components of intangible assets that have an indefinite life and are not amortizable at March 31, 2002 are as follows:

                                         Gross Carrying
                                                Amounts
Trade names                                    $485,000
Internet domain                                  65,000
Video and audiovisual materials                  50,000
Copyright registration                           75,000
Statistics database                              75,000
                                               --------
                                               $750,000
                                               ========

Amortization expense for intangible assets during the first nine months of 2002 was $76,500. Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years follows:

        2002 (remainder)                                   $29,875
        2003                                               119,500
        2004                                                70,750
        2005                                                54,500
        2006                                                48,875

Since the useful lives of identifiable intangibles continue to be appropriate under SFAS 142 and goodwill from the Fantasy Sports acquisition did not take place until the second quarter of fiscal 2001, pro forma results of operations for the nine months ended March 31, 2002 and 2001 are not presented.

The changes in goodwill balance during fiscal 2002 are as follows:


                                                                   Internet
                                                                    Fantasy
                                                    Marketing        Sports
                                                     Services         Games          Total

Balance at June 30, 2001, net                     $        --   $ 3,323,049    $ 3,323,049
Additions to goodwill:
   Acquisition of Student Sports, Inc.                315,328            --        315,328
Reductions in goodwill:
   Settlement of purchase price issues related
        to Fantasy Sports (see Note 3)                     --      (375,225)      (375,225)
                                                  -----------   -----------    -----------
Balance at December 31, 2001, net                 $   315,328   $ 2,947,824    $ 3,263,152
                                                  ===========   ===========    ===========


Reclassifications

Certain amounts in the Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and the Nine Months Ended March 31, 2001 have been reclassified to conform to the 2002 presentation.

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

                                                   Nine Months Ended March 31,
                                                   2002                  2001
                                                   ----                  ----

Revenue                                     $ 3,347,007           $ 1,676,713
                                            ===========           ===========
Net loss                                    $(3,827,164)          $(6,147,040)
                                            ===========           ===========

Loss per share - basic and diluted:              $(0.35)               $(0.58)
                                                 ======                ======

In October 2001, the Company received $200,000 in cash and approximately $305,000 reduction in accounts payable related to the acquisition of Fantasy Sports, Inc. from Action Performance during the second quarter of fiscal 2001. The cash amount, which had been held in escrow, relates to settlement of a dispute related to the acquisition of Fantasy regarding certain disclosures made by Action at the time of acquisition and has been used to reduce the recorded goodwill. Of the $305,000, $130,000 was used to reduce inventory to fair value and the remaining $175,000 relating to the purchase price was also recorded as a reduction to recorded goodwill.

4.   INVENTORIES
Inventories consist of finished goods of $48,310 and $377,721 at March 31, 2002 and June 30, 2001, respectively. During the second quarter of fiscal 2002, inventory values were reduced by approximately $130,000 due to a settlement with the seller of Fantasy (see Note 3). In the third quarter inventory was reduced by a bulk sale of inventory of approximately $150,000.

5.   INVESTMENT IN AFFILIATES
A summary of the impact of these investments on the consolidated financial statements is presented below:


                                                 Effective           As of
                                                Percentage        March 31,      June 30,
                                                 Ownership             2002          2001
                                                                       ----          ----
Investments in and receivables from
    unconsolidated affiliates:
        Magnolia Broadband                          14%            $831,066      $631,066
                                                                   ========      ========


                                                 Effective             Nine Months Ended
                                                Percentage                 March 31,
                                                 Ownership            2002           2001
                                                                      ----           ----
Share of losses of unconsolidated affiliates:
    Other                                                          $    --     $  (14,032)
    Magnolia Broadband                              14%                 --      (1,306,547)
                                                                   -------     -----------
                                                                   $    --     $(1,320,579)
                                                                   =======     ===========


On March 21, 2002, Magnolia entered into an agreement whereby it raised $6 million from three institutional investors. The agreement calls for an immediate infusion of $3 million, with an additional $3 million committed, but contingent on Magnolia reaching defined technical milestones. As a result of this agreement, the Company has exchanged its existing shares in Magnolia for new Series A Preferred shares and has converted its October 2001 loan into these new Series A Preferred Shares, as well. The Company's ownership percentage has been reduced to approximately 14% and will further reduce should the second tranche of financing be realized, as well as any exercise of outstanding Magnolia employee stock options. On a fully diluted basis, the Company's percentage in Magnolia will be reduced to approximately 8%. Therefore the Company is no longer accounting for their investment in Magnolia under the equity method. However, the investment in Magnolia will continue to be tested for impairment in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. While Magnolia is confident that it can meet the defined technical milestones to obtain the additional funding, there is no assurance that this will occur. Furthermore, there is no assurance that the full amount will be sufficient for Magnolia to fund its future operations until it achieves revenues and profitability.

6.   DISCONTINUED OPERATIONS
First Lifestyle Holdings Limited ("Lifestyle") was sold on November 6, 2000.

The following summarized the operating results of the Lifestyle discontinued operation:

                                                      Nine Months Ended
                                                         March 31, 2001

Revenue                                                     $28,819,495
Operating (loss)                                             (1,506,371)
Net loss, net of minority interest of $844,273               (2,389,383)

7.   CASH FLOWS

The changes in assets and liabilities consist of the following:


                                                                            Nine Months Ended March 31,
                                                                           2002                    2001
                                                                           ----                    ----
Increase in accounts receivable                                        $(56,745)              $      --
Decrease/(increase) in inventories                                      329,411                (387,812)
Decrease/(increase) in prepaid expenses and other current assets          3,844                (904,921)
Decrease in bank overdraft                                              (92,887)                     --
(Decrease)/increase in accounts payable                                (221,159)                264,488
Increase in other provisions and accruals                                25,441                 329,219
                                                                       --------               ---------
                                                                       $(12,095)              $(699,026)
                                                                       ========               =========


Net cash provided by discontinued operations in the nine months ended March 31, 2001 consists of the following:


Net loss of discontinued operations                                                           $(2,389,383)
Depreciation and amortization                                                                     950,388
Minority share of gains                                                                           844,273
Equity in losses of affiliates                                                                     13,579
Net loss on sale of assets                                                                         21,278
Changes in assets and liabilities                                                                (848,285)
Movement in deferred income taxes                                                                 294,017
                                                                                              -----------
                                                                                              $(1,114,133)
                                                                                              ===========

The Company issued stock valued at $484,200 and recorded liabilities of $903,045, including the $807,000 to be settled by issuance of the Company's stock in March 2004, to acquire the assets of Student Sports (see Note 3). In addition, the Company retired 55,000 and 22,000 shares of Class A common stock in the first and third quarters, respectively, for a total of $62,037.

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

Information concerning identifiable assets as of March 31, 2002 for the two segments in which the Company operates are shown in the following table. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash and notes receivable. The Company does not have any operations outside of the United States.
                                                           As of          As of
Identifiable Assets:                              March 31, 2002  June 30, 2001
Segments:
   Marketing services                                $ 1,849,640    $        --
   Internet fantasy sports games                       3,855,711      4,756,335
                                                     -----------    -----------
                                                       5,705,351      4,756,335
   Corporate                                           7,586,532     11,175,522
                                                     -----------    -----------
Consolidated Totals                                  $13,291,883    $15,931,857
                                                     ===========    ===========

                                                     Nine Months Ended March 31,
                                                            2002           2001
Revenues:
Segments:
   Marketing services                                $   689,745    $        --
   Internet fantasy sports games                       2,315,653        511,900
                                                     -----------    -----------
Consolidated totals                                  $ 3,005,398    $   511,900
                                                     ===========    ===========

Loss from continuing operations:
Segments:
   Marketing services                                $  (462,085)   $        --
   Internet fantasy sports games                        (821,329)    (1,035,131)
                                                     -----------    -----------
                                                      (1,283,414)    (1,035,131)
Corporate:
   Corporate general and administrative expenses        (932,758)    (1,330,026)
   Other income                                          (47,470)        56,633
   Foreign currency losses                            (1,749,457)      (887,277)
   Equity in losses of affiliates                             --     (1,320,579)
   Preference dividend                                        --       (165,109)
   Interest income                                       492,208      1,271,326
   Interest expense                                      (12,004)      (536,157)
                                                     -----------    -----------
Consolidated totals                                  $(3,532,895)   $(3,946,320)
                                                     ===========    ===========

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND HISTORY

Silverstar Holdings, Ltd. (the "Company") was incorporated in September 1995. The Company's intention is to actively pursue acquisitions fitting a predefined investment strategy:
     o Acquiring controlling stakes in small, high quality, sports media and marketing businesses with strong management teams that are positioned to use technology and Internet related platforms to fuel above average growth.
     o Our investments must show an ability to contribute to earnings per share through operating profit or capital appreciation.
     o We aim to add value to our investments by operating in partnership with committed, incentivised, entrepreneurial management who show the vision and ability to grow their businesses into industry or niche leaders.

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

On November 17, 2000, the Company acquired all the assets and certain liabilities of Fantasy Sports ("Fantasy"). Founded in 1993, Fantasy Sports operates the fantasycup.com, fantasycup.org, fantasycup.net, fantasystockcar.com and fantasynhra.com websites and specialized in subscription based NASCAR, college football and basketball and other fantasy sports games, as well as the sale of die-cast racing cars.

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

QUARTER ENDED MARCH 31, 2002 AS COMPARED TO QUARTER ENDED MARCH 31, 2001
REVENUES
Revenues were $0.99 million in the third quarter of fiscal 2002 as a result of revenues earned by Fantasy and Student Sports, which were acquired during the second quarter of the prior year and the first quarter of the current year, respectively. Revenues in the prior year were $0.51 million related to Fantasy Sports. The increase is due to an increase in Fantasy's revenue, as well as the acquisition of Student Sports during the first quarter of fiscal 2002.

COST OF SALES
Cost of sales were $0.75 million in the third quarter of fiscal 2002 as a result of Fantasy's and Student Sports' operations. Cost of sales in the prior year were $0.40 and are attributable to Fantasy. The increase is due to an increase in Fantasy's revenue, as well as the acquisition of Student Sports during the first quarter of fiscal 2002 and the bulk sale of Fantasy Sports inventory.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the quarter ended March 31, 2002 were $1.33 million, an increase of $0.05 million over same period in the prior year. This increase is due to the acquisition Student Sports during the first quarter of the current year, offset by a reduction in overall corporate expenses.

AMORTIZATION AND DEPRECIATION
Amortization and depreciation expense is not material.

EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES
Equity in losses of unconsolidated affiliates decreased to zero at March 31, 2002 compared to $0.39 million for the quarter ended March 31, 2001. The decrease is due to the Company recognizing losses to the extent of their investment prior to the first quarter. The Company's investment in Magnolia, effective with the third quarter is being accounted for under the cost method. Therefore no further income or loss from Magnolia's operations will be recognized by the Company.

FOREIGN CURRENCY GAINS AND LOSSES
Foreign currency gains and losses are related to the assets remaining from the disposition of the South African operations. The foreign currency gains during the third quarter of fiscal 2002 were $0.25 million as compared to a loss of $0.10 million in the third quarter of fiscal 2001. These gains and losses are a result of the fluctuations of the South African Rand against the US dollar. These foreign currency gains and losses are non cash items until converted into U.S. dollars, when any unrealized gains or losses will be converted into cash.

INTEREST INCOME
Interest income of $0.12 million was recorded during the third quarter of fiscal 2002 as compared to interest income of $0.40 million during the third quarter of fiscal 2001. During fiscal 2001, the Company earned interest on the proceeds realized on the sale of Lifestyle. These proceeds were utilized to pay down debt and invested in interest bearing accounts. The decrease in interest income in fiscal 2002 is a result of lower invested cash balances and lower U.S. interest rates, as well as the deterioration of the South African Rand against the dollar since June 30, 2001, which affects interest earned on Notes Receivable from the sale of the Lifestyle business.

INTEREST EXPENSE
Interest expense during the three months ended March, 2002 was not material as compared to $0.13 million in the prior year. The decrease in interest expense is attributable to the repayment of approximately $12 million of increasing rate subordinated convertible debentures during the third and fourth quarters of fiscal 2001.

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

EXTRAORDINARY ITEM-GAIN ON EXTINGUISHMENT OF DEBT
During the third quarter of the prior year, the Company negotiated agreements with two lenders to retire $5.75 million of debentures at face value plus accrued interest. As a result, the Company recorded a gain on previously accrued sinking fund interest of $1.03 million in the quarter ended March 31, 2001. Since the remaining debentures were paid off in October 2001, no such transaction occurred during the third quarter of fiscal 2002.

NET LOSS
The company has recognized a loss of $0.78 million during the third quarter of fiscal 2002 as compared to a loss of $0.44 million during the same period in the prior year. The prior year loss included $1.03 million gain on extinguishment of debt. Without this loss, prior year net loss would have been $1.47 million. The improvement in income from continuing operations is a result of improved results of operations of Fantasy Sports over the prior year, as well as a reduction in foreign currency losses.

NINE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2001 REVENUES
Revenues were $3.01 million in the first nine months of fiscal 2002 as a result of revenues earned by Fantasy and Student Sports, which were acquired during the second quarter of the prior year and the first quarter of the current year, respectively. Revenues in the prior year $0.51 million related to Fantasy Sports. The increase is due to having a full nine months of Fantasy's revenue, as well as the acquisition of Student Sports during the first quarter of fiscal 2002.

COST OF SALES
Cost of sales were $1.74 million in the first nine months of fiscal 2002 as a result of Fantasy's and Student Sports' operations. Cost of sales in the prior year were $0.40 million related to Fantasy Sports. The increase is due to having a full nine months of Fantasy's operations, as well as the acquisition of Student Sports during the first quarter of fiscal 2002 and the bulk sale of Fantasy Sports inventory.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the nine months ended March 31, 2002 were $3.34 million, an increase of $1.14 million over same period in the prior year. This increase is due to having a full nine months of Fantasy as compared with three months in the prior year and the acquisition of Student Sports at the end of the first quarter of fiscal 2002.

AMORTIZATION AND DEPRECIATION
Amortization of intangible assets decreased from $0.25 million in the first nine months of fiscal 2001 to $0.08 million in the same period of fiscal 2002 as a result of the adoption of SFAS 142 Goodwill and Other Intangible Assets, whereby the Company no longer amortizes amounts attributable to goodwill. Depreciation expense is not material.

EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES
Equity in losses of unconsolidated affiliates decreased to zero at March 31, 2002 compared to $1.32 million for the nine months ended March 31, 2001. The decrease is due to the Company recognizing losses to the extent of their investment prior to the first quarter. The Company's investment in Magnolia, effective with the third quarter is being accounted for under the cost method. Therefore no further income or loss from Magnolia's operations will be recognized by the Company.

FOREIGN CURRENCY LOSS
Foreign currency losses are related to the assets remaining in the discontinued South African operations. The foreign currency losses during the first nine months of fiscal 2002 were $1.75 million as compared to $0.89 million in the same period in fiscal 2001 as a result of the deterioration of the South African Rand against the US dollar. These foreign currency losses are non cash items until converted into U.S. dollars, when any unrealized gains or losses will be converted to cash.

INTEREST INCOME
Interest income of $0.49 was recorded during the first nine months of fiscal 2002 as compared to interest income of $1.27 million during the first nine months of fiscal 2001. During fiscal 2001, the Company earned interest on the proceeds realized on the sale of Lifestyle. These proceeds were utilized to pay down debt and invested in interest bearing accounts. The decrease in interest income in fiscal 2002 is a result of lower invested cash balances, as well as the deterioration of the South African Rand against the dollar, which affects interest earned on Notes Receivable from the sale of the Lifestyle business.

INTEREST EXPENSE
Interest expense during the nine months ended March, 2002 was not material as compared to $0.54 million in the prior year. The decrease in interest expense is attributable to the repayment of approximately $12 million of increasing rate subordinated convertible debentures during the third and fourth quarters of fiscal 2001.

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

EXTRAORDINARY ITEM-GAIN ON EXTINGUISHMENT OF DEBT
During the third quarter of the prior year, the Company negotiated agreements with two lenders to retire $5.75 million of debentures at face value plus accrued interest. As a result, the Company recorded a gain on previously accrued sinking fund interest of $1.03 million in the nine months ended March 31, 2001. Since the remaining debentures were paid off at their maturity in October 2001, no such transaction occurred during fiscal 2002.

NET LOSS
Primarily, as a result of its non-cash foreign currency losses of $1.75 million, the company has recognized a loss of $3.53 million during the first nine months of fiscal 2002 as compared to a loss of $5.31 million during the same period in the prior year. The prior year loss included $2.39 million loss on the disposal of discontinued operations, offset by the extraordinary gain on extinguishment of debt of $1.03 million. Without these unusual items, the net loss would have been $3.95 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash decreased by $2.16 million from $5.66 million at June 30, 2001 to $3.50 million at March 31, 2002. The decrease in cash in excess of the operating losses is a result of the repayment of the Company's long term debt, its investment in Magnolia Broadband, the reduction of payable by the Company and its subsidiaries and the payment of accrued liabilities, such as prize money by Fantasy Sports. The balance of the remaining cash is being held for working capital purposes and to fund potential investments.

Working capital decreased $1.96 million to $2.29 million from $4.25 million at June 30, 2001. This decrease in working capital is due to operating losses.

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

The Company loaned $0.20 million to Magnolia in October 2001. On March 21, 2002, the Company converted this loan to a new Series A Preferred Shares as part of Magnolia's $6 million financing agreement.

On September 24, 2001, a newly created subsidiary of the Company acquired all the assets and business and assumed certain liabilities of Student Sports, a media company, producing publications, television programs and various marketing initiatives for the high school sports market. Management believes that Student Sports will be able to provide all of its capital requirements out of its own operations. The operations of Student Sports have been included starting with the second quarter of fiscal 2002.

The Company has guaranteed certain bank facilities of some of its former industrial subsidiaries in South Africa. Currently, these guarantees amount to approximately $800,000 and are secured by like amounts of cash. The Company has reduced these guarantees from approximately $1.2 million as of June 30, 2001 and will try to further reduce these guarantees. In the event that these guarantees are called, the Company has recourse to certain assets of these subsidiaries, which should substantially cover the Company's potential exposure.

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

Effective July 1, 2001, the Company adopted SFAS 142, Goodwill and Other Intangible Assets, which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased, effective July 1, 2001. The first nine months of fiscal 2002 goodwill amortization otherwise would have been $603,999. Recorded goodwill attributable to Fantasy Sports, Inc. was tested for impairment by comparing the fair value to its carrying value. Fair value was determined using a multiple of revenues methodology. Impairment is required to be tested at least annually. At the time of adoption of SFAS 142, no impairment adjustments were required.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FOREIGN CURRENCY RISK
Certain of the Company's cash balances and Notes receivable from the sale of Lifestyle are denominated in South African Rand. This exposes the Company to market risk with respect to fluctuations in the relative value of the South African Rand against the US dollar. Due to the prohibitive cost of hedging the Notes receivable, the exposure has not been covered as yet. Should more favorable conditions arise, a suitable Rand hedge may be considered by management. For every 1% decline in the Rand/US dollar exchange rate, at March 31, 2002 rates, the Company loses $872 on every R1,000,000 retained in South Africa. During the nine months ended March 31, 2002, the Rand has depreciated against the US dollar by approximately 40% from the rate at June 30, 2001. At March 31, 2002, the Company had assets denominated in Rand of R50.03 million. During the first quarter the Company hedged approximately $1.4 million of its liquid South African Rand deposits. The net effect of this hedge was to reduce the Company's foreign currency loss for the quarter by approximately $140,000. The Company did not hedge any of its liquid South African Rand deposits during the second or third quarters.

The following is information concerning assets denominated in South African Rand and the foreign currency gains and losses recognized during fiscal 2002:

                                     As of      Foreign Currency Gain/(Loss)
                                  March 31         Three           Nine
                                      2002      Months Ended March 31, 2002
                                   In Rand            In U.S. Dollars
Cash                             5,777,759      $  29,976    $  (209,587)
Notes Receivable                44,012,778        228,343     (1,596,551)
Other                                              (7,722)        56,681
                                                ---------    -----------
      Total                                     $ 250,597    $(1,749,457)
                                                =========    ===========

SUBSEQUENT EVENT

In April 2002, Student Sports, Inc. acquired all of the assets of Area Code Baseball, a company that operates elite regional high school baseball tryouts and a national high school all-star baseball tournament. The assets acquired are not material to the condensed consolidated balance sheet of the Company.

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

Date: May 13, 2002                  SILVERSTAR HOLDINGS, LTD.


                                    /s/ Clive Kabatznik
                                    -------------------
                                    Clive Kabatznik
                                    Chief Executive Officer, President and Chief
                                    Financial Officer