Form 10-Q/A
period 2002-03-31
SILVERSTAR HOLDINGS LTD
filed 2002-05-29
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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


Since SFAS No. 142 was adopted July 1, 2001 for fiscal 2002, the following table shows the Company's fiscal 2001 results, which are presented on a basis comparable to the 2002 results, adjusted to exclude amortization related to goodwill and equity method goodwill.


                                                                Three Months         Three Months
                                                                    Ended                Ended
                                                               March 31, 2002       March 31, 2001
                                                               --------------       --------------
   Loss before extraordinary items -as reported                 $ (780,592)          $ (1,470,310)
     Add back: Goodwill amortization                                     -                 87,925
     Add back: Equity method goodwill amortization                       -                108,333
   Loss before extraordinary items -as adjusted                 $ (780,592)          $ (1,274,052)
                                                                ===========          =============

   Net loss -as reported                                        $ (780,592)          $   (443,414)
     Add back: Goodwill amortization                                     -                 87,925
     Add back: Equity method goodwill amortization                       -                108,333
   Net loss  -as adjusted                                       $ (780,592)          $   (247,156)
                                                                  =========              =========

  Loss per share - basic and diluted - extraordinary item:
       Loss before extraordinary items -as reported                 $(0.09)                $(0.17)
         Add back: Goodwill amortization                                 -                   0.01
         Add back: Equity method goodwill amortization                   -                   0.02
                                                                    -------                ------
       Loss before extraordinary items -as adjusted                $ (0.09)                $(0.14)
                                                                   =======                 ======

  Loss per share - basic and diluted
       Net loss -as reported                                       $(0.09)                 $(0.05)
         Add back: Goodwill amortization                                -                    0.01
         Add back: Equity method goodwill amortization                  -                    0.02
                                                                   -------                 ------
       Net loss  -as adjusted                                      $(0.09)                 $(0.02)
                                                                   ======                  ------

                                                                  Nine Months          Nine Months
                                                                    Ended                 Ended
                                                                 March 31, 2002       March 31, 2001
                                                                 --------------       --------------
   Loss before extraordinary items -as reported                  $  (3,532,895)       $ (6,335,703)
     Add back: Goodwill amortization                                         -             117,233
     Add back: Equity method goodwill amortization                           -             324,993
   Loss before extraordinary items -as adjusted                  $  (3,532,895)       $ (5,893,477)
                                                                 ==============       =============

   Net loss -as reported                                         $  (3,532,895)       $ (5,308,807)
     Add back: Goodwill amortization                                         -             117,233
     Add back: Equity method goodwill amortization                           -             324,993
   Net loss  -as adjusted                                        $  (3,532,895)       $ (4,866,581)
                                                                 ==============       =============
  Loss per share - basic and diluted - extraordinary item:
       Loss before extraordinary items -as reported                     $(0.41)             $(0.69)
         Add back: Goodwill amortization                                     -                0.01
         Add back: Equity method goodwill amortization                       -                0.04
                                                                        -------             ------
       Loss before extraordinary items -as adjusted                     $(0.41)             $(0.64)
                                                                        =======             =======

  Loss per share - basic and diluted
       Net loss -as reported                                            $(0.41)             $(0.58)
         Add back: Goodwill amortization                                     -                0.01
         Add back: Equity method goodwill amortization                       -                0.04
                                                                        -------             ------
       Net loss  -as adjusted                                           $(0.41)             $(0.53)
                                                                        =======             =======


The changes in goodwill balance during fiscal 2002 are as follows:



                                                                    Internet
                                                                     Fantasy
                                                    Marketing        Sports
                                                     Services         Games          Total

Balance at June 30, 2001, net                     $        --   $ 3,323,049    $ 3,323,049
Additions to goodwill:
   Acquisition of Student Sports, Inc.                315,328            --        315,328
Reductions in goodwill:
   Settlement of purchase price issues related
        to Fantasy Sports (see Note 3)                     --      (375,225)      (375,225)
                                                  -----------   -----------    -----------
Balance at March 31, 2002, net                    $   315,328   $ 2,947,824    $ 3,263,152
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