Form 10-K
period 2002-06-30
SILVERSTAR HOLDINGS LTD
filed 2002-09-30
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002

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

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class          Name of each exchange on which registered

                 None                                    None
              ----------                              ----------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                ("Common Stock")

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
     ---

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

The  aggregate   market  value  of  the   Registrant's   Common  Stock  held  by
non-affiliates of the Registrant as of September 13, 2002, was $1,273,810.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

As of September 13, 2002, there were 8,001,310 shares of the Registrant's Common Stock outstanding and 946,589 shares of the Registrant's Class B Common Stock outstanding.

                                    PART I.

ITEM 1.   DESCRIPTION OF BUSINESS

We are a holding company that seeks to acquire businesses fitting a predefined investment strategy.

We are the parent company of Fantasy Sports, Inc., which operates the Fantasycup.com, fantasycup.org, fantasycup.net, fantasystockcar.com, and fantasynhra.com websites and specializes in subscription based NASCAR, college football and basketball and other fantasy sports games. We are also the parent company of Student Sports, Inc. which publishes Student Sports Magazine, owns and produces "Inside Cal Hi Sports - Bay Area" television program, owns and operates Area Code Baseball and operates the Studentsports.com and packwestfootball.com web sites. Student Sports specializes in media products and marketing programs focusing on the high school athletic market. We are also a shareholder in Magnolia Broadband Wireless, a startup company which is developing wireless broadband products.

HISTORY

We were founded in September 1995 to pursue opportunities in South Africa as an emerging market. At that time, our business plan was to acquire, own and operate seasoned, closely held companies in South Africa with annual sales in the range of approximately $5 million to $50 million. In 1999, we shifted our focus to the Internet, technology and e-commerce sectors, and away from South Africa, by acquiring a majority stake in Leisureplanet.com, an Internet travel services company. In connection with the shift in our business plan, we changed our name to Leisureplanet Holdings, Ltd. In 2000, we disposed of our operations in South Africa, closed Leisureplanet.com and acquired 100% of Fantasy Sports, Inc. In 2001, we acquired 100% of Student Sports, Inc. As a result of these changes and developments, we have reestablished our investment criteria. Our strategy focuses on:

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

DESCRIPTION OF OUR SUBSIDIARIES AND INVESTMENTS

FANTASY SPORTS, INC.

Fantasy Sports, Inc. owns and operates one of America's oldest and largest subscription based NASCAR fantasy sports game. In addition, the company has developed, and offers, subscription based college football, basketball, golf and other motor sport fantasy games. All the company's games offer weekly and seasonal cash and merchandise prizes.

Currently, the Company has over 30,000 participants paying for its Spring, Fall and One Race NASCAR challenges, as well as the fantasy college football and basketball challenges and our other games. Our NASCAR games currently generate over 72% of our subscriber revenues. Participants pay between $99.95 to $169.95 to play in our seasonal games, and a $25 fee to participate in our One Race and Tournament challenges. We offer two grand prizes of $25,000 each for our NASCAR challenges and a $10,000 prize for the college football challenge winner. The winners of our One Race and Tournament challenges receive $10,000. In addition, weekly prizes and bonus points are widely distributed.

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

Since 1997, Fantasy Sports has operated a full season college football challenge game, which accounts for approximately 6% of our revenues at present. During 2001, we developed and deployed a tournament challenge college basketball game that generated over 2,000 paying customers in our last fiscal year. In 2002, we developed and operated the only National Hotrod Association (NHRA) fantasy game. In addition, we developed and operated the official Open Championship Online Golf Game for the 2002 British Open. To date, these games have yet to develop a significant customer base. We have developed a retail business that specializes in the sale of NASCAR related die-cast cars, apparel and other merchandise. This retail operation commenced business in May 2001 and currently accounts for approximately 22% of our business. In July, 2001 we entered into an agreement with TWI Interactive, Inc. (TWIi), the online arm of International Management Group (IMG), the world's largest sports marketing firm. The agreement was designed to aid us in our goal to establish Fantasy Sports, Inc. as the premiere, independent, subscription based fantasy sports games provider worldwide. Under the agreement, TWIi and affiliates of IMG provide exclusive representation and services across a broad spectrum of its sports marketing activities. The agreement also provides for TWIi to receive a 4-year warrant to acquire up to 5% of the currently outstanding shares of Fantasy Sports, Inc. In June 2002, we terminated this agreement.

We are currently seeking corporate sponsorships for our games in order to diversify the revenue streams so that we are not solely reliant on subscription fees for our games, however, we have not yet entered into any such agreements.

STUDENT SPORTS, INC.

Student Sports offers unique access to the high school athletic market across multimedia platforms. The company's primary thrust has been to offer marketing services to large corporations interested in accessing this market. Additionally, the company is also working towards building a "bottom-up" revenue generation strategy based on the creation of a number of subscription based programs where products and services will be sold directly to the high school athletes, their parents and coaches.

The company's media platforms are as follows:

PUBLISHING DIVISION

The publishing division can be divided into two areas: General Media and Specialized Recruiting Information.

General Media: For the past ten years, the company has published a monthly national magazine called Student Sports. It currently has 13,200 subscribers, the majority of whom pay $19.95 a year. In addition, the company publishes a California high school sports almanac, charging $15 a copy, with sales of approximately 5,000 copies. The company published a National high school football annual with The Sporting News that is sold on newsstands at $6.98 a copy.

Specialized Recruiting Information: Over the past fifteen years, the company has developed and currently employs a national scouting staff of 15. This staff provides the data for the following specialized publications: A weekly sports wire to 400 publications with high school rankings, ratings and players of the week in a number of sports; a student sports football wire which provides recruiting information to Division 1, 2 and 3 NCAA schools. Currently it has 73 paying schools at an average subscription of $600 per year. Additionally, it puts out a Cal High Sports weekly newsletter, charging $69 per subscription, with approximately 250 subscribers.

TELEVISION

Historically, the television division has focused on being a consulting producer in the Southern California market. For the past five years, the company has produced a "high school game of the week" for Fox Sports Net in Los Angeles as well as a weekly magazine-style show, "Inside Cal-High Sports" for which it has won three Emmy awards. Over the past three years, it has also produced two high school all-star games a year, which are played in California and broadcast nationally; California vs. Florida All-Stars and California vs. Texas All-Stars. Currently, the company has not renewed its agreement with Fox Sports Net and is seeking other outlets for its shows in the Los Angeles market. In February 2002, the company hired Robert Braunstein, a highly regarded high school sports broadcaster in the Bay area. Mr. Braunstein, along with a staff of two, creates and produces a half-hour weekly show called "Cal-Hi Sports Bay Area" airing this season every Sunday afternoon at 4:30 on KRON 4 and replayed twice during the week on Fox Sports Net.

The company owns the content for the games of the week shown over the past five years. In addition, the division owns extensive video footage of numerous high school athletes, some of whom have become national figures, such as Emmit Smith, John Elway and Keyshawn Johnson.

EVENTS

For the past four years, the company has run elite football camps for Nike. Currently, it runs 12 camps a season, bring 225 regional football all-stars to each camp. In addition, the company conducts the "Elite 11" quarterback camp. This high profile five-day elite training school brings together the top high school quarterbacks in the nation to be coached and mentored by renowned coach Bob Johnson, and a staff of counselors made up of some of the elite college quarterbacks in the nation. To date, the company has not charged an entrance fee for these camps.

In April 2002, Student Sports acquired Area Code Baseball. Area Code has a very similar model to the Student Sports football camps and attracts over 2,500 leading high school baseball players to regional tryouts throughout the country. In the 2001 Amateur Draft, 24 former Area Code players were drafted in the first round. Area Code runs an All-Star Tournament where select players compete in California in front of coaches, scouts, agents and a paying audience.

The events division, on a ad-hoc basis, organizes and runs unique tournaments, gatherings and marketing events for its corporate clients. The company also created, organized and ran the high school football game between the nation's number 1 and number 2 ranked teams. NFL.com labeled this nationally broadcast game "high school game of the century."

INTERNET

The company offers three online destinations. Studentsports.com is a free online version of the magazine with additional features. Studentsports.com is hosted on the Citadel network. In addition, the company offers a subscription based recruiting information service at Pacwestfootball.com, and CalHiSports.com, also hosted on the Citadel network. Presently, traffic at these sites is relatively small.

The company is seeking to leverage its various media platforms and access to, and creditability with, high school athletes into new subscription based products and content based offerings.

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

Magnolia is developing technology to become one of the first companies to integrate smart antenna technologies into RF chip sets utilized in mobile phones. The Company's innovative chip sets are aimed at helping handset manufacturers satisfy both of their key constituencies - consumers and network operators. Magnolia's technology aims to: double power efficiency, i.e. battery life; decrease radiation at least twenty times (reducing health risks); and, significantly reduce dropped calls. We believe the technology will be attractive to network operators because, if effective, it will enable them to serve twice as many subscribers with the same infrastructure and offer better, more consistent reception to users, many of whom choose a carrier based on this critical criterion.

We invested $2,500,000 in Magnolia and received shares of preferred stock in Magnolia. We also received board representation rights and registration rights. In October 2001, we invested a further $450,000 of a total $1,500,000 offering of Magnolia's Series A Preferred Stock. We co-invested along with Selway Partners, LLC, and CIP Capital, LP. In April and May 2002 Magnolia raised a further $7.5 million in an offering of Series B Preferred Stock. We did not participate in this round, which was led by Ecentury Capital Partners and SCP Private Equity. Currently we own 13% of Magnolia that may be reduced to approximately 7% on a fully diluted basis including the exercise of all employee stock options. Due to recurring losses, our investment in Magnolia at June 30, 2002, which is now accounted for under the cost method, was $831,066.

EMPLOYEES

Silverstar Holdings through its US management subsidiaries employs three full time salaried employees. Fantasy Sports, Inc. currently employs 13 full time salaried employees and approximately 21 hourly employees. Student Sports, Inc. currently employs 21 full time salaried employees and approximately two hourly employees.

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

Fantasy Sports, Inc. has its principal executive offices at 2009 Industrial Highway, York, Pennsylvania, 17402. These offices also contain our call center and warehouse space and cover approximately 5,000 square feet. The lease is held on a month-to-month basis, and costs us approximately $40,000 per year. In addition, Fantasy Sports rents 2,400 square feet of warehouse space in York, Pennsylvania under a lease that expires on December 31, 2002, and costs us approximately $18,225 per year.

Student Sports, Inc. has its principal executive offices at 2780 Skypark Drive, Torrance, California 90505. This office space is 4,857 square feet and the lease expires in March 2003 and costs approximately $107,136 per year. In addition, Student Sports rents 1,490 square feet of warehouse space in Torrance, California, under a lease that expires on August 31, 2003, and costs us approximately $16,428 per year.

Our United States management subsidiary, First South Africa Management Corp., a Delaware corporation incorporated in 1995, has its principal executive offices at 6100 Glades Road, Suite 305, Boca Raton, Florida 33434. The lease expires in February 2003 and costs us approximately $30,000 per year.

ITEM 3.   LEGAL PROCEEDINGS

First South Africa Holdings (FSAH), our South African subsidiary, has received notice of a claim for approximately $250,000 from a holder of FSAH Class B shares. The claimant contends a breach of their FSAH escrow agreement issued in connection with the sale of their business in 1997. We believe this claim is without merit and FSAH will vigorously defend this matter.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 18, 2001 the Company held its annual meeting of stockholders. At the annual meeting, the Company's stockholders elected six directors to serve until the next annual meeting and until their respective successors are elected and qualified. At the annual meeting, the Company's stockholders also approved and adopted a proposal to approve the issuance of the Company's common stock pursuant to an Asset Purchase Agreement dated September 24, 2001. The votes for directors were as follows:

                                                  Votes
                                        --------------------------
                                  For                             Withheld
                                ---------                     --------------
      Michael Levy              11,463,864                         41,855
      Clive Kabatznik           11,463,864                         41,855
      Cornelius J. Roodt        11,463,864                         41,855
      Joseph Weil               11,463,864                         41,855
      David BenDaniel           11,463,864                         41,855
      Stanley Castleton         11,463,864                         41,855

The votes to approve the issuance of the Company's common stock pursuant to an Asset Purchase Agreement dated September 24, 2001 were as follows:

              For                  Against               Abstain
          -----------           -------------         -------------
           5,304,867               20,855                28,150

PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed for quotation on the National Market on the Nasdaq System under the symbol SSTR. The following table sets forth, for the periods indicated the high and low closing sales prices for our common stock, as reported by Nasdaq.

                                                     High             Low
                                                     ----             ---

Common Stock Fiscal 2000
------------------------

1st Quarter........................................  $7.938           $3.625
2nd Quarter........................................  $16.50           $3.563
3rd Quarter........................................  $14.25           $8.063
4th Quarter........................................  $9.063           $2.438

Common Stock Fiscal 2001
------------------------
1st Quarter........................................  $3.44            $0.94
2nd Quarter........................................  $1.17            $0.56
3rd Quarter........................................  $1.25            $0.63
4th Quarter........................................  $1.11            $0.63

Common Stock Fiscal 2002
------------------------
1st Quarter........................................  $1.00            $0.38
2nd Quarter........................................  $0.62            $0.33
3rd Quarter........................................  $0.80            $0.28
4th Quarter........................................  $0.52            $0.17

As of September 20, 2002, there were approximately 1,800 holders of our common stock, exclusive of holders whose shares were held by brokerage firms, depositaries and other institutional firms in "street name" for their customers.

We have never declared or paid any cash dividends on our common stock or our Class B common stock. We do not intend to declare or pay any dividends on our common stock or our Class B common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

ITEM 6    SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

Selected Consolidated Financial Information


STATEMENT OF OPERATIONS DATA                                               YEARS ENDED JUNE 30,
                                                        1998         1999            2000           2001           2002

Revenues                                       $          -   $          -    $          -   $  1,301,432   $  4,228,535
Total operating expenses                          2,000,920      2,504,838       2,491,128      4,362,413      7,245,783
Operating loss                                   (2,000,920)    (2,504,838)     (2,491,128)    (3,060,981)    (3,017,248)
Interest (expense)/income                        (1,223,654)    (2,403,997)     (1,363,360)       976,107        617,389
Loss from continuing operations before
     income taxes                                  (615,740)    (6,208,976)     (4,232,603)    (5,010,726)    (3,788,800)
Net loss from continuing operations                (615,740)    (6,210,195)     (4,233,222)    (5,010,726)    (3,788,800)
(Loss)/gain from discontinued operations          3,387,631     (4,916,267)    (34,429,264)    (2,389,383)             -
Extraordinary Item - gain on extinguishments
of debt                                                   -              -               -      2,142,949              -
Net (loss)/income                                 2,771,891    (11,126,462)    (38,662,486)    (5,257,160)    (3,788,800)
Loss per share  - from continuing
     operations                                      $(0.10)        $(0.95)         $(0.54)        $(0.57)        $(0.43)


BALANCE SHEET DATA                                                            AS OF JUNE 30,
                                                        1998         1999            2000           2001           2002
Total assets                                   $ 89,561,459   $102,615,018    $ 94,266,439   $ 15,931,857   $ 12,971,289
Long term liabilities                            29,507,926     33,598,244      15,473,769              -        842,776
Net working capital (1)                          25,491,685     28,276,771      31,414,757      4,253,001      1,683,874
Stockholders' equity                             16,097,666      2,090,966       5,595,870     13,578,710     10,212,073


     (1) Net working capital is the net of current assets and current liabilities.


ITEM 7      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND HISTORY

Silverstar Holdings Limited was incorporated in September 1995. The Company's intention is to actively pursue acquisitions fitting a pre defined investment strategy:

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

o We aim to add value to our investments by operating in partnership with committed, entrepreneurial management who show the vision and ability to grow their businesses into industry or niche leaders.

The Company sold its last remaining South African operations in November 2000. The Company still has significant assets that are denominated in South African Rand. The assets include cash and notes receivable. Should the Company hold the notes until maturity the Company will continue to incur income statement charges to the extent that the Rand devalues relative to the US dollar. At the present time, management has no intention of disposing of the notes receivable.

In August 2000, the Company's Internet travel related business, Leisureplanet.com ("LPI") was placed under voluntary administration in the United Kingdom. Full provision was made for the Company's investment in LPI in the accounts for the year ended June 30, 2000.

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

FISCAL 2002 COMPARED TO FISCAL 2001

Revenues

Revenues were $4.23 million in fiscal 2002 as a result of revenues earned by Fantasy and Student Sports, which were acquired during the second quarter of the prior year and the first quarter of the current year, respectively. Revenues in the prior year were $1.30 million and were related to Fantasy Sports. The increase is due to a full year of Fantasy's revenues, as well as the acquisition of Student Sports during fiscal 2002.

Cost of Sales

Cost of sales were $2.43 million in fiscal 2002 as a result of Fantasy's and Student Sports' operations. Cost of sales in the prior year were $0.87 million and are attributable to Fantasy. The increase is due to a full year of Fantasy's revenue, as well as the acquisition of Student Sports during fiscal 2002 and a bulk sale of Fantasy Sports inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal 2002 were $4.62 million, an increase of $1.56 million over the same period in the prior year. This increase is due to having a full year of Fantasy as compared with six months in the prior year and the acquisition of Student Sports at the end of the first quarter of the current year, offset by a reduction in overall corporate expenses.

Amortization and Depreciation

Amortization of intangible assets decreased from $0.37 million in fiscal 2001 to $0.11 million in the current year as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 "GOODWILL AND OTHER INTANGIBLE ASSETS", whereby the Company no longer amortizes amounts attributable to goodwill. Depreciation expense was $0.09 million in fiscal 2002 as compared to $0.07 million in fiscal 2001. The increase is primarily due to the acquisition of Student Sports.

Equity in Losses of Unconsolidated Affiliates

Equity in losses of unconsolidated affiliates decreased to zero for fiscal 2002 compared to a loss of $1.92 million in fiscal 2001. The decrease is due to the Company recognizing losses to the extent of their investment in the prior year. The Company's investment in Magnolia, effective with the third quarter of fiscal 2002 is being accounted for under the cost method. Therefore, no further income or loss from Magnolia's operations will be recognized by the Company.

Foreign Currency Loss

Foreign currency losses are related to the assets remaining in the discontinued South African operations. The Foreign currency losses during fiscal 2002 were $1.35 million as compared to $1.04 million in the prior year as a result of the deterioration of the South African Rand against the US dollar. These foreign currency losses are non cash items until converted into US dollars, when any unrealized gains or losses will be converted to cash.

Interest Income

Interest income of $0.63 million was recorded during fiscal 2002 as compared to interest income of $1.55 million in fiscal 2001. During fiscal 2001, the Company earned interest on the proceeds realized on the sale of Lifestyle. These proceeds were utilized to pay down debt and invested in interest bearing accounts. The decrease in interest income in fiscal 2002 is a result of lower invested cash balances, as well as the deterioration of the South African Rand against the dollar, which affects interest earned on Notes Receivable from the sale of the Lifestyle business.

Interest Expense

Interest expense during fiscal 2002 was not material as compared to the $0.57 million in the prior year. The decrease in interest expense is attributable to the repayment of approximately $12 million of increasing rate subordinated convertible debentures during the third and fourth quarters of fiscal 2001.

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

Discontinued Operations

The Lifestyle business was sold in November 2000 and has not been included in the Company's results since that time. The income during the prior year was earned before the disposition of the business.

Extraordinary Item - Gain On Extinguishment of Debt

During the last half of fiscal 2001, the Company negotiated agreements with its lenders to retire $11.70 million of debentures at face value plus accrued interest. As a result, the Company recorded a gain on previously accrued sinking fund interest of $2.14 million in fiscal 2001. Since the remaining debentures were paid off at their maturity in October 2001, no such transaction occurred during fiscal 2002.

Net Loss

The Company has recognized a loss of $3.79 million during fiscal 2002, as compared to a loss of $5.26 million during the prior year. The current year
includes   non-cash  foreign  currency  losses  of  $1.35  million
due to the devaluation of the South African Rand against the US dollar of approximately 29% during the year. The prior year loss included $1.04 million of non-cash foreign currency losses and $2.39 million loss on the disposal of discontinued operations, offset by the extraordinary gain on the extinguishments of debt of $2.14 million. Without these items, the net loss for fiscal 2002 would have been $2.44 million as compared to $3.97 million for fiscal 2001.

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

Interest in Losses of Affiliates

The Company owned a 48% stake in Magnolia Broadband and a 51% stake in HotelSupplyGroup.com. Both of these companies are start-up ventures, which have only incurred expenses to date. The charge of $1.92 million represents the Company's equity accounted share of the operating losses for the period and a reserve of $0.25 million of a loan made to Magnolia Broadband. During 2000, the Company's management ceased funding Hotelsupply Goup, Inc. As a result it discontinued operations in April 2001. The remaining investment of $5,000 was written off. No recovery is expected.

Other Income

Other income primarily represents the release of obligations from a previously sold subsidiary.

Preference Dividend

The preference dividend on the mandatory redeemable preference shares declared during fiscal year 2001 was $.17 million. During prior years, the preference dividend on the mandatory redeemable preference shares has been accrued on a time proportion basis as the agreement to pay preference dividends provides for two options, the first being that the dividend payable must be based on the ordinary dividend declared by Lifestyle, or the second option must increase by a minimum of 25% percent over the prior year. The first option is payable three days after receipt of the Lifestyle dividend, the second option is payable on February 19, of each calendar year. Since no Lifestyle preference dividend was declared during the prior fiscal year, the dividend of $0.17 million represents the time proportion of the dividend payable as of February 19, 2001 through the date of the sale of Lifestyle. The mandatory redeemable preference shares were redeemed with the sale of Lifestyle.

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

Financial condition, liquidity and capital resources

Cash decreased by $3.01 million from $5.66 million at June 30, 2001 to $2.65 million at June 30, 2002. The decrease in cash in excess of the operating losses is a result of the repayment of the Company's long term debt, its investment in Magnolia Broadband and the reduction of payables by the Company and its subsidiaries. The balance of the remaining cash is being held for working capital purposes. The Company expects this balance to be sufficient to fund its operations and the operations of its subsidiaries for the next twelve months. During the next twelve months, it also anticipates the commencement of repayment of notes receivable due to it from the sale of First Lifestyle Holdings in South Africa. However, repayment is contingent on the borrower's collection of Junior debt.

Working capital decreased by $2.57 million from $4.25 million at June 30, 2001 to $1.68 million at June 30, 2002. This is primarily due to the losses incurred by the Company's operating subsidiaries.

At June 30, 2002, the Company had borrowings of $0.16 million, which consisted of $0.10 million advances against lines of credit and $0.06 million of equipment loans.

The Company has guaranteed certain bank facilities of some of its former industrial subsidiaries in South Africa. Currently, these guarantees amount to approximately $0.90 million and are secured by like amounts of cash. The Company has reduced these guarantees from approximately $1.20 million as of June 30, 2001 and will try to further reduce these guarantees. In the event that these guarantees are called, the Company has recourse to certain assets of these subsidiaries, which should substantially cover the Company's potential exposure.

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

Goodwill Impairment Test

We acquired Fantasy Sports, Inc. in November 2000. At the time our strategy was to aggressively expand the business by increasing our marketing in the auto racing segment and developing new games for other niche sports markets. To this end, we hired new staff and increased our marketing and development budgets as well. This strategy was not successful, primarily due to the economic slowdown and as a result, Fantasy has incurred losses since we made this acquisition. During the seven months ended June 30, 2001, Fantasy lost $1,320,000 and had negative cash flow of $268,000. For the twelve months ended June 30, 2002, Fantasy lost $1,135,000 with negative cash flow of $566,000.

Due to the accounting recognition of these losses, the carrying value of Fantasy has diminished since acquisition. On June 30, 2002, we performed an impairment test on the carrying value of Fantasy's goodwill. In accordance with SFAS 142, we compared the fair value of Fanatasy (as a reporting unit) to the carrying value of Fantasy including goodwill. The methodology we used to determine fair value was to develop a ratio of revenue to market capitalization utilizing the Company and a comparable publicly traded company in the same industry. This ratio was then applied to Fantasy's revenue to determine fair value. The fair value exceeded Fantasy's carrying value, and therefore, no impairment of goodwill existed at June 30, 2002.

We will continue to monitor the carrying values of Fantasy and will use the same methodology on a consistent basis in the future. Should our efforts to stem the losses at Fantasy not succeed and losses and negative cash flow continue, we may be faced with goodwill impairment losses for Fantasy in the future.

We will be evaluating the carrying value of the goodwill of Student Sports, Inc. at the end of the second quarter of fiscal 2003, on the first anniversary of that acquisition.

Future commitments

Through June 30, 2002, Fantasy and Student Sports, the Company's operating subsidiaries, had incurred net losses. The Company anticipates that this situation will be rectified through a combination of expense reductions and increased revenues. However, there are no assurances that these changes will be successful. In the event that these plans are not successful, the Company may need to continue to support the operations of its subsidiaries.

The Company intends to bring its operating subsidiaries to profitability and to preserve its cash balances to the best of its ability. The Company anticipates continued repayments from the notes receivable from the sale of certain of its South African subsidiaries.

Critical Accounting Policies

The following is a discussion of the accounting policies that the Company believes are critical to its operations:

Revenues

Revenues generated by Fantasy are seasonal from mid-February to the end of November. Fantasy collects its revenue at the beginning and mid-point of the season and recognizes this deferred revenue pro rata over the season. Student Sports recognizes subscription revenue over the life of the subscription. For event-type revenue, revenue is recognized over the course of the contract in proportion to the expenses for the period compared to total expenses anticipated for the specific event. Revenues from television sports shows produced by Student Sports for television stations are recognized when the show is aired. Student Sports, while somewhat less affected by seasonal factors, generates less revenues in the December quarter than during the rest of the year.

Goodwill

The Company adopted SFAS 142 during fiscal 2002 and no longer amortizes goodwill. The Company tests goodwill for impairment in the fourth quarter for Fantasy Sports, Inc. The goodwill impairment test for Student Sports, Inc. and subsequent acquisitions will be performed on the one year anniversary of the acquisition and in that period thereafter. The Company performs the impairment test in accordance with SFAS 142 "Goodwill and Other Intangible Assets." SFAS 142 requires that the fair value of the reporting unit be compared to the carrying value, including goodwill, as the first step in the impairment test. The Company determines fair value for Fantasy by developing a ratio of revenue to market capitalization utilizing the Company and comparable publicly traded companies in the same industry and applying this ratio to revenue of the reporting unit.

Intangible Assets

Intangible assets include trademarks, customer lists and other intellectual property and non-competition agreements. Intangible assets, excluding goodwill, are stated on the basis of cost and are amortized on a straight-line basis over a period of three to ten years. Intangible assets with infinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise. Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets. Should these cash flows not equate to or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The company does however recognize market risk from interest rate and foreign currency exchange exposure.

Interest rate risk

At June 30, 2002, the Company's cash resources earn interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. Any decrease in interest rates will have a negative effect on the Company's earnings. There is no assurance that interest rates will increase or decrease over the next fiscal year.

Foreign currency risk

Certain of the Company's cash balances and the remaining proceeds from the sale of its South African subsidiaries are denominated in South African Rand. This exposes the Company to market risk with respect to fluctuations in the relative value of the South African Rand against the US Dollar. Due to the prohibitive cost of hedging these proceeds, the exposure has not been covered as yet. Should more favorable conditions arise, a suitable Rand hedge may be considered by management. For every 1% decline in the Rand/US Dollar exchange rate, at year-end exchange rates, the Company loses $958 on every R1,000,000 retained in South Africa. During fiscal 2002, the South African Rand has depreciated against the US dollar by approximately 29% from the rate at June 30, 2001. At June 30, 2002, the Company had assets denominated in South African Rand of R50.90 million.

The following is information concerning assets denominated in South African Rand and the foreign currency gains and losses recognized during fiscal 2002:

                                                          Foreign Currency
                                                       Gain/(Loss) for the Year
                           As of June 30, 2002             Ended June 30, 2002
                                 In Rand                     In US Dollars
Cash                                6,744,699               $   (185,672)
Notes Receivable                   44,079,830                 (1,213,457)
Other                                                             53,781
                                                            ------------
                                                            $ (1,345,348)
                                                            ============

ITEM 8

                  SILVERSTAR HOLDINGS LIMITED AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2002, 2001 AND 2000

                  SILVERSTAR HOLDINGS LIMITED AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------

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

CONSOLIDATED FINANCIAL STATEMENTS

 Balance Sheets                                                          F-3

 Statements of Operations                                                F-4

 Statements of Stockholders' Equity and Comprehensive Income          F-5 - F-6

 Statements of Cash Flows                                             F-7 - F-8

 Notes to Consolidated Financial Statements                           F-9 - F-33

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Board of Directors and Stockholders
Silverstar Holdings Limited
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Silverstar Holdings Limited and Subsidiaries (the Company) as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silverstar Holdings Limited and Subsidiaries at June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                            RACHLIN COHEN & HOLTZ LLP

Fort Lauderdale, Florida
September 6, 2002

                           SILVERSTAR HOLDINGS LIMITED

                      REPORT OF THE INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Silverstar Holdings Limited

In our opinion, the accompanying consolidated statements of operations, of stockholders' equity, of comprehensive income and of cash flows, present fairly, in all material aspects, the results of operations and cash flows of Silverstar Holdings Limited and its subsidiaries for the year ended June 30, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, the Company restated its consolidated financial statements for the year ended June 30, 2000.

/s/ PricewaterhouseCoopers

PricewaterhouseCoopers
West London
October 13, 2000
Except for Note 2(m) (ii)
as to which the date is February 20, 2001

                  SILVERSTAR HOLDINGS LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2002 AND 2001


                                         ASSETS                                                2002           2001
                                         ------                                                ----           ----
Current Assets:
  Cash and cash equivalents (includes restricted cash of $53,955)                         $ 2,650,476    $ 5,664,013
  Accounts receivable, net                                                                    267,408              -
  Inventories                                                                                 121,630        377,721
  Current portion of long-term notes receivable                                               409,971        411,266
  Prepaid expenses and other current assets                                                   150,829        153,148
                                                                                         ------------    -----------
    Total Current Assets                                                                    3,600,314      6,606,148
Property, Plant and Equipment, net                                                            216,179        167,464
Investments in Non-Marketable Securities                                                      843,566        631,066
Long-Term Notes Receivable                                                                  3,859,138      5,033,080
Goodwill, net                                                                               3,383,862      3,323,049
Intangible Assets, net                                                                      1,063,375        164,750
Deferred Charges and Other Assets                                                               4,855          6,300
                                                                                         ------------    -----------
    Total Assets                                                                          $12,971,289    $15,931,857
                                                                                         ============    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Bank overdraft                                                                         $          -        $92,887
  Line of credit                                                                              103,955              -
  Current portion of long-term debt                                                            22,682        361,836
  Accounts payable                                                                            374,572        421,316
  Accrued expenses                                                                            395,187        553,742
  Deferred revenue                                                                          1,020,044        923,366
                                                                                         ------------    -----------
    Total Current Liabilities                                                               1,916,440      2,353,147
Long-Term Debt                                                                                 35,776              -
Obligation Related to Acquisition of Student Sports                                           807,000              -
                                                                                         ------------    -----------
    Total Liabilities                                                                       2,759,216      2,353,147
                                                                                         ------------    -----------
Commitments, Contingencies and other matters                                                        -              -

Stockholders' Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized;
    no shares issued and outstanding                                                                -              -
Common stock, Class A, $0.01 par value, 23,000,000 shares authorized; 8,001,310 and
    7,178,310 shares issued and outstanding, respectively                                      80,013         71,783
Common stock, Class B, $0.01 par value; 2,000,000 shares authorized; 946,589 and
    946,589 shares issued and outstanding, respectively                                         9,466          9,466
Common stock, FSAH Class B $0.001 par value; 10,000,000 shares authorized;
    2,671,087 and 2,671,087 shares issued and outstanding, respectively                           600            600
Additional paid-in capital                                                                 63,763,870     63,349,937
Accumulated deficit                                                                       (53,641,876)   (49,853,076)
                                                                                         ------------    -----------
Total Stockholders' Equity                                                                 10,212,073     13,578,710
                                                                                         ------------    -----------
Total Liabilities and Stockholders' Equity                                               $ 12,971,289    $15,931,857
                                                                                         ============    ===========


                 See notes to consolidated financial statements

                  SILVERSTAR HOLDINGS LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED JUNE 30, 2002, 2001AND 2000

                                                                  2002            2001           2000
                                                                  ----            ----           ----
Revenues                                                      $  4,228,535    $  1,301,432    $          -
                                                              ------------    ------------    ------------
Operating Expenses:
 Cost of sales                                                   2,429,587         869,185               -
 Selling, general and administrative                             4,618,164       3,055,955       1,844,197
 Amortization of intangibles                                       106,375         369,318         640,441
 Depreciation                                                       91,657          67,955           6,490
                                                              ------------    ------------    ------------
                                                                 7,245,783       4,362,413       2,491,128
                                                              ------------    ------------    ------------
Operating Loss                                                  (3,017,248)     (3,060,981)     (2,491,128)
Gain on Sale of Subsidiary Stock                                         -               -         103,505
Interest in Losses of Unconsolidated Affiliates                          -      (1,919,026)       (251,163)
Other (Expense) Income                                             (43,593)        200,757               -
Preference Dividend                                                      -        (165,109)       (149,755)
Foreign Currency Loss                                           (1,345,348)     (1,042,474)        (80,702)
Interest Income                                                    630,976       1,548,882         668,109
Interest Expense                                                   (13,587)       (572,775)     (2,031,469)
                                                              ------------    ------------    ------------
Loss from Continuing Operations Before Income Taxes             (3,788,800)     (5,010,726)     (4,232,603)
Provision for Income Taxes                                               -               -            (619)
                                                              ------------    ------------    ------------
Loss From Continuing Operations                                 (3,788,800)     (5,010,726)     (4,233,222)

Discontinued Operations:
 Loss from operations, net of income taxes of
  $0, $0 and $2,543,255, respectively                                    -               -     (11,931,286)
 Loss on disposition, net of income taxes of $0, $0 and $0,
  respectively                                                           -      (2,389,383)    (22,497,978)
                                                              ------------    ------------    ------------

Loss Before Extraordinary Item                                  (3,788,800)     (7,400,109)    (38,662,486)
Extraordinary Item - Gain on Extinguishment of Debt,
 net of Income Taxes of $0                                               -       2,142,949               -
                                                              ------------    ------------    ------------
Net Loss                                                      $ (3,788,800)   $ (5,257,160)   $(38,662,486)
                                                              ============    ============    ============

Loss Per Share - Basic and Diluted:
 Continuing Operations                                        $      (0.43)   $      (0.57)   $      (0.54)
 Discontinued Operations                                                 -           (0.27)          (4.39)
                                                              ------------    ------------    ------------
    Loss Before Extraordinary Item                                   (0.43)          (0.84)          (4.93)
 Extraordinary Item                                                      -            0.24               -
                                                              ------------    ------------    ------------
 Net loss                                                     $      (0.43)   $      (0.60)   $      (4.93)
                                                              ============    ============    ============
Weighted Average Common Stock Outstanding:
 Basic and diluted                                               8,750,937       8,849,663       7,836,387
                                                              ============    ============    ============

                 See notes to consolidated financial statements.

                  SILVERSTAR HOLDINGS LIMITED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
                    YEARS ENDED JUNE 30, 2002, 2001 AND 2000

                                            Silverstar                   Silverstar
                                           Holdings Ltd.                Holdings Ltd.               First SA Holdings
                                              Class A                     Class B                 Class B
                                           Common Stock                 Common Stock            Common Stock     Additional
                                           ------------                 ------------            ------------      Paid-in
                                      Shares        Amount           Shares      Amount       Shares     Amount    Capital
                                      ------        ------           ------      ------       ------     ------    -------

Balance June 30, 1999                 5,383,142    $ 53,832       946,589       $  9,466     2,550,466   $  580  $ 22,321,906

Year Ended June 30, 2000:

Issuance of stock to FSAC escrow
  agent                                 120,621       1,206             -              -             -        -        (1,206)
Issuance of stock on additional
  purchase price payments                     -           -             -              -       120,621       20       567,687

Issuance of shares                    1,379,310      13,793             -              -             -        -    18,361,207
Warrants exercised                      247,311       2,473             -              -             -        -     1,356,434
Options exercised                       180,000       1,800                                                           872,296
Conversion of 9% debentures to
  common stock                          742,503       7,425             -              -             -        -     4,083,465
Increasing rate debentures
  converted to common stock             315,789       3,158             -              -                            3,312,657
Issuance of warrants                          -           -             -              -             -        -     3,446,633
Equity gain on group restructure              -           -             -              -             -        -     9,986,363
Net loss                                      -           -             -              -             -        -             -
Provision for loss on subsidiary              -           -             -              -             -        -             -
Translation adjustment                        -           -             -              -             -        -             -
Total comprehensive loss                      -           -             -              -             -        -             -
                                    -----------    --------  ------------       --------     ---------   ------  ------------
Balance, June 30, 2000                8,368,676      83,687       946,589          9,466     2,671,087      600    64,307,442

Year Ended June 30, 2001:

Disposal of FSAH - translation loss           -           -             -              -             -        -             -
Stock issued to employee                 10,000         100             -              -             -        -         7,400
Issuance of warrants for services             -           -             -              -             -        -        34,326
Purchase and retirement of treasury
  stock                              (1,200,366)    (12,004)            -              -             -        -      (999,231)
Net loss                                      -           -             -              -             -        -             -
                                    -----------    --------  ------------       --------     ---------   ------  ------------
Balance, June 30, 2001                7,178,310    $ 71,783       946,589       $  9,466     2,671,087   $  600  $ 63,349,937



                                                      Accumulated
                                                         Other
                                    Accumulated      Comprehensive
                                      Deficit        Income (Loss)      Total
                                      -------        -------------      -----

Balance June 30, 1999                 $ (5,933,430)   $(14,361,388)   $  2,090,966

Year Ended June 30, 2000:

Issuance of stock to FSAC escrow
  agent                                          -               -               -
Issuance of stock on additional
  purchase price payments                        -               -         567,707

Issuance of shares                               -               -      18,375,000
Warrants exercised                               -               -       1,358,907
Options exercised                                -               -         874,096
Conversion of 9% debentures to
  common stock                                   -               -       4,090,890
Increasing rate debentures
  converted to common stock                                              3,315,815
Issuance of warrants                             -               -       3,446,633
Equity gain on group restructure                 -               -       9,986,363
Net loss                               (38,662,486)              -
Provision for loss on subsidiary                 -       6,268,756
Translation adjustment                           -      (6,116,777)
Total comprehensive loss                         -               -     (38,510,507)
                                      ------------    ------------    ------------
Balance, June 30, 2000                 (44,595,916)    (14,209,409)      5,595,870

Year Ended June 30, 2001:

Disposal of FSAH - translation loss              -      14,209,409      14,209,409
Stock issued to employee                         -               -           7,500
Issuance of warrants for services                -               -          34,326
Purchase and retirement of treasury
  stock                                          -               -      (1,011,235)
Net loss                                (5,257,160)              -      (5,257,160)
                                      ------------    ------------    ------------
Balance, June 30, 2001                $(49,853,076)   $          -    $ 13,578,710


                  SILVERSTAR HOLDINGS LIMITED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
                    YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                                   (Continued)


                                                 Silverstar             Silverstar
                                                 Holdings Ltd.          Holdings Ltd.    First SA Holdings
                                                   Class A                 Class B            Class B
                                                 Common Stock           Common Stock       Common Stock       Additional
                                                 ------------           ------------       ------------     Paid-in Capital
                                             Shares       Amount      Shares    Amount   Shares     Amount     Capital
                                             ------       ------      ------    ------   ------     ------     -------
Balance June 30, 2001                        7,178,310    $ 71,783    946,589   $ 9,466  2,671,087   $ 600   $ 63,349,937
Year Ended June 30, 2002:

Stock issued for acquisition                   900,000       9,000          -         -          -       -        475,200
Purchase and retirement of treasury stock      (77,000)       (770)         -         -          -       -        (61,267)
Net Loss                                             -           -          -         -          -       -              -
                                             ---------    --------    -------   -------  ---------   -----   ------------

Balance, June 30, 2002                       8,001,310    $ 80,013    946,589   $ 9,466  2,671,087   $ 600   $ 63,763,870
                                             =========    ========    =======   =======  =========   =====   ============


                                                            Accumulated
                                                               Other
                                              Accumulated   Comprehensive
                                                Deficit     Income (Loss)       Total
                                                -------     -------------       -----
Balance June 30, 2001                        $(49,853,076)    $     -       $ 13,578,710
Year Ended June 30, 2002:

Stock issued for acquisition                            -           -            484,200
Purchase and retirement of treasury stock               -           -            (62,037)
Net Loss                                       (3,788,800)          -         (3,788,800)
                                             ------------     -------       ------------
Balance, June 30, 2002                       $(53,641,876)    $     -       $ 10,212,073
                                             ============     =======       ============


                 See notes to consolidated financial statements.

                  SILVERSTAR HOLDINGS LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED JUNE 30, 2002, 2001 AND 2000


                                                                  2002            2001            2000
                                                                  ----            ----            ----
Cash Flows from Operating Activities:
  Net loss from continuing operations                        $ (3,788,800)   $ (5,010,726)   $ (4,233,222)
  Provision for doubtful accounts                                  16,429               -               -
  Dividend charge                                                       -         165,109         149,755
  Depreciation and amortization                                   198,032         437,273         737,209
  Deferred income taxes                                                 -               -         748,359
  Foreign currency losses on notes receivable                     746,630         576,195               -
  Net gain on sale of assets                                            -               -         (34,419)
  Net gain on sale of and dilution in subsidiaries                      -               -        (103,505)
  Issuance of stock and warrants for services                           -          41,826               -
  Changes in operating assets and liabilities, net                183,387        (943,728)      3,838,445
  Decrease in other assets                                        171,583          32,351               -
  Creation of debenture redemption reserve fund                     4,248         266,748       1,012,500
  Provision for affiliate losses                                        -               -          35,763
  Equity in losses of affiliates                                        -       1,919,026         160,885
                                                             ------------    ------------    ------------
      Net Cash (Used in) Provided by Continuing Operations     (2,835,265)     (2,515,926)      2,311,770
      Net Cash Used in Discontinued Operations                          -      (1,090,173)    (15,032,079)
                                                             ------------    ------------    ------------
      Net Cash Used in Operating Activities                    (2,835,265)     (3,606,099)    (12,720,309)
                                                             ------------    ------------    ------------
Cash Flows from Investing Activities:
  Proceeds on disposal of investment in subsidiaries                    -               -         421,400
  Proceeds on disposal of discontinued operations                       -      11,102,549               -
  Acquisition of intangibles                                            -         (49,332)        (25,232)
  Acquisition of property, plant and equipment                   (100,777)     (1,662,725)     (5,862,741)
  Proceeds on disposal of property, plant and equipment                 -          74,150         147,237
  Purchase price adjustments                                      200,000               -        (586,589)
  Other assets acquired                                                 -               -          (1,512)
  Investment in affiliates                                       (212,500)              -      (2,805,423)
  Decrease in long-term note receivable                           428,607         612,160               -
  Loan to affiliate                                                     -        (250,000)              -
  Repayment of loans by affiliates                                      -         161,500               -
  Acquisition of subsidiaries (net of cash of $0,
   $863,337 and $0)                                              (120,711)     (3,454,569)              -
  Other                                                                 -           1,042               -
                                                             ------------    ------------    ------------
      Net Cash (Used in) Provided by Investing Activities         194,619       6,534,775      (8,712,860)
                                                             ------------    ------------    ------------


                  SILVERSTAR HOLDINGS LIMITED AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 2002, 2001 AND 2000


                                                                  2002           2001            2000
                                                                  ----           ----            ----
Cash Flows from Financing Activities:
 Short term borrowings, net                                $     11,068    $   (999,883)   $    301,767
 Proceeds from long-term debt                                    51,175               -         234,542
 Repayment of long-term debt                                   (373,097)     (1,246,822)     (6,227,693)
 Redemption of debentures                                             -     (11,700,000)              -
 Redemption of preferred shares                                       -      (8,153,928)              -
 Treasury stock transactions                                    (62,037)     (1,011,232)              -
 Dividends paid                                                       -               -      (1,342,996)
 Proceeds on minority shares issued in Lifestyle                      -               -          16,887
 Proceeds of subsidiary stock issue                                   -               -      18,997,589
 Proceeds on issuance of common stock                                 -               -      20,543,100
                                                           ------------    ------------    ------------
     Net Cash (Used in) Provided by Financing Activities       (372,891)    (23,111,865)     32,523,196
                                                           ------------    ------------    ------------
Effect of Exchange Rate Changes on Cash                               -      (4,005,865)     (2,050,261)
                                                           ------------    ------------    ------------
Net Increase (Decrease) in Cash and Cash Equivalents         (3,013,537)    (24,189,054)      9,039,766

Cash and Cash Equivalents, Beginning                          5,664,013      29,853,067      20,813,301
                                                           ------------    ------------    ------------

Cash and Cash Equivalents, Ending                          $  2,650,476    $  5,664,013    $ 29,853,067
                                                           ============    ============    ============
Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for interest               $      7,863    $    373,574    $  1,363,360
                                                           ============    ============    ============
    Cash paid during the period for income taxes           $          -    $          -    $  2,218,165
                                                           ============    ============    ============


                 See notes to consolidated financial statements.

                  SILVERSTAR HOLDINGS LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2002, 2001 AND 2000

NOTE 1.   ORGANIZATION AND PRINCIPAL ACTIVITIES OF THE GROUP

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

Additional investments have been made in other companies, which are in line with the Company's new focus (see Note 7).

Discontinued Operations

The original investment made in Leisureplanet.com ("LPI"), the Internet travel related services company, has been unsuccessful due to a lack of further investor funding. Therefore, on August 2, 2000, LPI was placed under voluntary administration in the United Kingdom and subsequently liquidated (see Note 15).

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and incorporate the following significant accounting policies:

Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which it has a majority voting interest. Investments in affiliates are accounted for under either the equity or cost method of accounting, where appropriate. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The entities included in these consolidated financial statements are as follows:

                Silverstar Holdings, Ltd. (Parent Company)
                Silverstar Holdings, Inc.
                First South African Management Corp.
                First South African Holdings, Ltd. (FSAH)
                Fantasy Sports, Inc.
                Student Sports, Inc.

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

          Cash

            The Company currently maintains a substantial amount of cash and cash equivalents with financial institutions in South Africa denominated in South African Rand. Changes in the value of the Rand compared to the U.S. dollar can have an unfavorable impact on the value of the cash and cash equivalents. In addition, these financial instruments are not subject to credit insurance.

          Notes Receivable

            The Company's notes receivable are to be settled in South African Rand by South African companies. The Company's ability to collect on these notes may be affected by economic conditions in South Africa and the value of the South African Rand, as compared to the U.S. dollar. In addition, the Company's ability to withdraw these funds from South Africa after collection is restricted and may be subject to approval by the South African government.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Equipment is depreciated over 3 to 10 years. Leasehold improvements are amortized over the terms of the related leases.

Software Developed for Internal Use

As a result of the acquisition of Fantasy in November 2000, the Company has adopted the provisions of AICPA Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed and Obtained for Internal Use". SOP 98-1 requires the capitalization of all internal and external costs incurred to develop internal use software during the application development stage. Fantasy operates its fantasy league through the use of software the company develops. Fantasy develops software to run its fantasy games; however, such costs were not significant during fiscal 2002 or 2001.

Goodwill

The Company tests goodwill for impairment in the fourth quarter for Fantasy Sports, Inc. The goodwill impairment test for Student Sports, Inc. and subsequent acquisitions will be performed on the one year anniversary of the acquisition and in that period thereafter. The Company performs the impairment test in accordance with SFAS 142 "GOODWILL AND OTHER INTANGIBLE ASSETS." SFAS 142 requires that the fair value of the reporting unit be compared to the carrying value, including goodwill, as the first step in the impairment test. The Company determines fair value for Fantasy by developing a ratio of revenue to market capitalization utilizing the Company and comparable publicly traded companies in the same industry and applying this ratio to revenue of the reporting unit.

Intangible Assets

Intangible assets include trademarks, customer lists, patents and trademarks and other intellectual property and non-competition agreements. Intangible assets, excluding goodwill, are stated on the basis of cost and are amortized on a straight-line basis over a period of three to ten years. Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise. Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets. Should these cash flows not equate to or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required. Customer lists are amortized over a period of three to ten years. The patents, trademarks intellectual property and non-compete agreements related to discontinued operations were amortized over a period of three to twenty five years, up to the time of their disposal (see Note 15).

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

Revenues

Revenues generated by Fantasy are seasonal from mid-February to the end of November. Fantasy collects its revenue at the beginning and mid-point of the season and recognizes this deferred revenue pro rata over the season. Student Sports recognizes subscription revenue over the life of the subscription. For event-type revenue, revenue is recognized over the course of the contract in proportion to the expenses for the period compared to total expenses anticipated for the specific event. Revenues from television sports shows produced by Student Sports for television stations are recognized when the show is aired. Student Sports, while somewhat less affected by seasonal factors, generates less revenues in the December quarter than during the rest of the year.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs incurred for the years ended June 30, 2002 and 2001 was $452,427 and $591,894, respectively. Advertising costs incurred for the year ended June 30, 2000 is included in discontinued operations.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive potential common shares which includes the dilutive effect of stock options, warrants, convertible debentures and shares to be issued in connection with the acquisition of Student Sports (see Note 3). Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. The dilutive effect of shares to be issued in connection with the acquisition of Student Sports is computed using the average market price for the quarter. The diluted share base for the years ended June 30, 2002, 2001 and 2000 excludes shares of 1,737,910, 261,092 and
2,997,230, respectively. These shares are excluded due to their anti-dilutive effect as a result of the Company's loss from continuing operations during 2002, 2001 and 2000.

Reclassifications

Certain items in the prior year financial statements have been reclassified to conform to the current period presentation.

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS 141, "BUSINESS COMBINATIONS", which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations consummated after June 30, 2001. The application of SFAS 141 did not affect any of the Company's previously reported amounts included in goodwill or other intangible assets.

Effective July 1, 2001, the Company adopted SFAS 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective July 1, 2001 (goodwill amortization for fiscal 2002 otherwise would have been $821,098) and recorded goodwill attributable to Fantasy Sports, Inc. was tested for impairment. This impairment test is required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), the Company expects to perform this impairment test during the fourth quarter for Fantasy Sports. For the acquisition of Student Sports, Inc. and any subsequent acquisitions which are considered reporting units under SFAS 142, the impairment test will be performed on the one year anniversary of the acquisition and in that period thereafter.

Based on the initial impairment test on July 1, 2001, it was determined that none of the goodwill recorded was impaired. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses. The Company performed the impairment test on goodwill of Fantasy Sports as of June 30, 2002 and determined that goodwill was not impaired.

In connection with adopting SFAS 142, the useful lives and the classification of identifiable intangible assets was reassessed and it was determined that they continue to be appropriate. For the components of amortized intangible assets and pro forma results of operations for fiscal 2001 and 2000 giving effect to the adoption of SFAS 142, see Note 9.

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

In August 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." This statement provides a single comprehensive accounting model for impairment of long-lived assets and discontinued operations. SFAS 144 will become effective in the first quarter of fiscal 2003. The Company believes that adoption of this statement will not have a significant impact on the results of operations or financial position of the Company.

In June 2002, the FASB issued SFAS No. 146 "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 will become effective in the third quarter of fiscal 2003. The Company believes that the adoption of this statement will not have a significant impact on the results of operations or financial position of the Company.

NOTE 3.  ACQUISITIONS

On September 24, 2001, the Company acquired all the assets and business and assumed certain liabilities of Student Sports, a media company producing publications, television programs and various marketing initiatives for the high school sports market. Under the terms of the agreement, the Company issued 900,000 Company common shares to the owners of Student Sports, and undertook to provide a further payment, as defined, of between 500,000 and 1,500,000 shares of Company common stock on March 31, 2004. In addition, the agreement calls for certain potential earn-outs of 33% of the pre-tax profits of Student Sports for the years ending December 31, 2002 and 2003, as defined. This earn-out, which cannot exceed $500,000, is to be paid no later than April 30, 2004. Finally, the seller is to receive 33% of certain litigation proceeds, as defined, if received by the Company. As of June 30, 2002, no earn-out had been earned and no litigation proceeds have been received.

The assets and liabilities are to be held in a new wholly-owned subsidiary, Student Sports, Inc. ("Student Sports") and will be reported as a new operating segment titled marketing services (see Note 18). The results of operations of Student Sports were included in the consolidated financial statements starting October 1, 2001.

The costs of the acquisition were allocated on the basis of the estimated fair values of the assets acquired and liabilities assumed. These estimates are subject to revision as better information becomes available. The acquisition was accounted for as a purchase. The intangible assets identified in connection with the acquisition were recorded (and amortized where applicable) in accordance with the provisions of SFAS No. 142.

        Acquisition cost                                            $ 1,414,858
                                                                    ===========
        Net assets acquired:
           Current assets, primarily accounts receivable            $   255,426
           Fixed assets                                                  41,410
           Intangible assets                                          1,341,038
                                                                    -----------
                 Total assets                                         1,637,874
                                                                    -----------
           Current liabilities                                          208,720
           Long-term debt                                                14,296
                                                                    -----------
                 Total liabilities                                      223,016
                                                                    -----------
                                                                     $1,414,858
                                                                    ===========

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


                                                                      Year ended June 30,
                                                                      2002           2001
                                                                      ----           ----
Revenue                                                        $ 4,597,144    $ 3,296,307
                                                               ===========    ===========
Loss before discontinued operations and extraordinary item      (4,073,069)    (8,225,777)
Discontinued operations                                                  -     (2,389,383)
Extraordinary item                                                       -      2,142,949
                                                               -----------    -----------
Net loss                                                       $(4,073,069)   $(8,472,211)
                                                               ===========    ===========

Loss per share - basic and diluted:
 Loss before discontinued operations and extraordinary item    $     (0.37)   $     (0.80)
 Discontinued operations                                                 -          (0.23)
 Extraordinary item                                                      -           0.20
                                                               -----------    -----------
 Net loss                                                      $     (0.37)   $     (0.82)
                                                               ===========    ===========


On April 1, 2002, Student Sports acquired all of the assets of Area Code Baseball, a company that operates elite regional high school baseball tryouts and a national high school all-star baseball tournament. The purchase price was $100,000 and the purchase price has been allocated to goodwill.

On November 17, 2000, the Company acquired all of the assets and certain liabilities of Fantasy Sports ("Fantasy"). Fantasy operates the fantasycup.com, fantasycup.org, fantasycup.net, fantasystockcar.com and fantasynhra.com websites and specializes in subscription based NASCAR, college football and other fantasy sports games, as well as the sale of die-cast racing cars. The costs of the acquisition were allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed as required under purchase accounting.

     Acquisition Cost                                       $4,330,990
                                                            ==========
     Net Assets Acquired:
      Cash and cash equivalents                                863,276
      Current assets                                            25,985
      Property, plant and equipment                            193,472
      Intangibles                                            3,782,814
                                                            ----------
        Total assets                                         4,865,547

     Current Liabilities                                       534,557
                                                            ----------
                                                            $4,330,990
                                                            ==========

In connection with the acquisition of Fantasy, the Company recorded intangibles consisting of goodwill and customer lists. The customer lists are being amortized on a straight-line basis over their expected useful lives of three to ten years.

The following unaudited pro forma summary presents consolidated financial information as if the acquisition of Fantasy had occurred effective July 1, 1999. The pro forma amounts include adjustments for amortization of intangibles. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the consolidated entities.


                                                                Year Ended June 30,
                                                               2001            2000
                                                               ----            ----
     Revenue                                               $  2,231,026    $  2,611,280
                                                           ============    ============
     Loss before extraordinary item                        $ (8,472,074)   $(39,178,696)
     Extraordinary item - gain on extinguishment of debt      2,142,949               -
                                                           ------------    ------------
        Net loss                                           $ (6,329,125)   $(39,178,696)
                                                           ============    ============
     Loss per share - basic and diluted:
        Loss before extraordinary item                     $      (0.96)   $      (5.00)
        Extraordinary item                                         0.24               -
                                                           ------------    ------------
        Net loss                                           $      (0.72)   $      (5.00)
                                                           ============    ============


In October 2001, the Company received $200,000 in cash and approximately $305,000 reduction in accounts payable primarily related to the acquisition of Fantasy Sports from Action Performance. The cash amount, which had been held in escrow, relates to settlement of a dispute related to the acquisition of Fantasy regarding certain disclosures made by Action at the time of acquisition and has been used to reduce goodwill. Of the $305,000, $130,000 was used to reduce inventory to fair value and the remaining $175,000 relating to the purchase price was also recorded as a reduction to goodwill.

NOTE 4.  ACCOUNTS RECEIVABLE

                                                        2002            2001
                                                        ----            ----

     Accounts receivable                              $294,619        $     -
     Less allowance for doubtful accounts              (27,211)             -
                                                      --------        -------
                                                      $267,408        $     -
                                                      ========        =======

NOTE 5.  INVENTORIES

Inventories consist of finished goods of $120,630 and $377,721 at June 30, 2002 and 2001, respectively. During fiscal 2002, inventory values were reduced by approximately $130,000 due to a settlement with the seller of Fantasy (see Note
3) and by a bulk sale of inventory of approximately $150,000.

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

                                             2002              2001
                                             ----              ----

     Leasehold improvements                $ 15,853          $  7,264
     Plant and equipment                    365,969           251,021
     Motor vehicles                          15,000                 -
                                           --------          --------
                                            396,822           258,285
     Less accumulated depreciation          180,643            90,821
                                           --------          --------
                                           $216,179          $167,464
                                           ========          ========

Depreciation expense was $91,657, $67,955, and $2,906,643, for the years ended June 30, 2002, 2001, and 2000, respectively. Of this depreciation expense,$-0-, $-0-, and $2,900,153, respectively, was included in discontinued operations.

NOTE 7.   INVESTMENTS IN NON-MARKETABLE SECURITIES

A summary of the investments in affiliates on the consolidated financial statements is presented below:


                                                               Effective
                                                              Percentage        As of and for the Year Ended
                                                               Ownership      June 30, 2002     June 30, 2001
                                                               ---------      -------------     -------------
     Investments In and Receivables From
       Unconsolidated Affiliates:
        HotelSupplyGroup.com                                      51%           $       -      $         -
        Magnolia Broadband                                     13 and 48          831,066          631,066
        Other                                                                      12,500                -
                                                                                ---------      ------------
                                                                                $ 843,566      $   631,066
                                                                                =========      ============
     Share of losses of unconsolidated affiliates:
       HotelSupplyGroup.com                                       51            $       -      $   (14,032)
       Magnolia Broadband (includes $250,000
        provision relating to the convertible note
        and $-0- and $433,332, respectively,
        of goodwill amortization)                              13 and 48                -       (1,904,994)
                                                                                ---------      -----------
                                                                                $       -      $(1,919,026)
                                                                                =========      ===========


HotelSupplyGroup.com

On July 13, 1999 the Company organized a new company, HotelSupplyGroup.Com Limited ("HSG"), with Intercommerce Trading Limited. HSG is 51% owned by the Company and 49% by Intercommerce Trading limited. However, the Company does not have a majority voting interest; therefore, HSG has been accounted for under the equity method in the consolidated financial statements. A stockholder's loan of $250,000 was advanced to HSG as initial funding. As of June 30, 2001, the Company's investment in HSG was reduced to zero due to uncertainty surrounding its recoverability. HSG was subsequently liquidated.

Magnolia Broadband, Inc.

On April 14, 2000, the Company purchased 3,447,774 shares of Series A Preferred stock in Magnolia Broadband ("Magnolia"), with voting rights representing a 48% interest in Magnolia, for a consideration of $2,500,000, $1,300,000 of which was recorded as goodwill. The goodwill relating to the Company's investment in Magnolia was being amortized over a three-year period. Effective July 1, 2001, the Company adopted SFAS 142 (see Note 2) at which time the unamortized balance was $831,066. Such goodwill is no longer being amortized and at June 30, 2002, such goodwill was not considered impaired.

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

In October 2001, the Company loaned Magnolia $200,000, which was convertible into newly reclassified Series A Preferred Stock. As part of the consideration for the Notes, the Company will exchange its existing convertible notes for new Series A Preferred shares. This note and the above note were converted into new Series A Preferred Stock in March 2002 (see below).

On March 21, 2002, Magnolia entered into an agreement whereby it raised $6 million from three institutional investors. The agreement calls for an immediate infusion of $3 million, with an additional $3 million committed, but contingent on Magnolia reaching defined technical milestones. As a result of this agreement, the Company has exchanged its existing shares in Magnolia for new Series A Preferred shares and has converted the October 2001 loan into these new Series A Preferred shares as well. The Company's ownership percentage has been reduced to approximately 13% and will further reduce should the second tranche of financing be realized, as well as any exercise of outstanding Magnolia employee stock options. On a fully diluted basis, the Company's percentage in Magnolia will be reduced to approximately 7%. Effective at the time that the Company's ownership percentage was reduced below 20%, the Company was accounting for their investment in Magnolia under the cost method. While Magnolia is confident that it can meet the defined technical milestones to obtain the additional funding, there is no assurance that this will occur. Furthermore, there is no assurance that the full amount will be sufficient for Magnolia to fund its future operations until it achieves revenues and profitability.

NOTE 8.  LONG-TERM NOTES RECEIVABLE

In connection with the sale of Lifestyle, which was completed in November 2000, as well as the earlier sale of two other subsidiaries, the Company received as partial consideration three notes denominated in South African Rand. These notes are subject to foreign currency risk and a portion of one is subject to certain performance requirements of the obligee. Two notes require principal payments ranging from R175,000 to R184,000 through June 30, 2003. The third note was for R52 million of which R20 million (plus accrued interest of $346,231) has been treated as contingent consideration to be recorded when collected. The remaining R32 million is payable to the extent the borrower collects on Junior debt. Collections of Junior debt will be first charged against accrued interest and the excess applied to the receivable balance not to exceed tranches of R500,000. Management does not expect to receive payments on these notes until the third quarter of fiscal 2003. These notes bear interest at rates based on the South African prime rate (at June 30, 2002 the rate was 11.35%). Notes receivable include accrued interest of approximately $554,000.

                                                          June 30,
                                                   2002               2001
                                                   ----               ----
      Balance                                $4,269,109         $5,444,346
      Less current portion                      409,971            411,266
                                             ----------         ----------
      Long-term portion                      $3,859,138         $5,033,080
                                             ==========         ==========

NOTE 9.  INTANGIBLE ASSETS

The components of amortized intangible assets as of June 30, 2002 and 2001 is as follows:

                                               Gross Carrying     Accumulated
                                                   Amount        Amortization

     Balance at June 30, 2002:
     Customer lists                                $245,000         $122,875
     Noncompete agreement                           225,000           33,750
                                                   --------         --------
                                                   $470,000         $156,625
                                                   ========         ========
     Balance at June 30, 2001:
     Customer lists                                $215,000         $ 50,250
                                                   ========         ========

The components of intangible assets that have an indefinite life and are not amortizable at June 30, 2002 are as follows:

                                                  June 30,
                                                       2002
                                                       ----
     Trade Names                                   $485,000
     Internet domain                                 65,000
     Video and audiovisual materials                 50,000
     Copyright registration                          75,000
     Statistics database                             75,000
                                                   --------
                                                   $750,000
                                                   ========

All intangible assets with an indefinite life identified above were in connection with the acquisition of Student Sports in September 2001. There were no intangible assets with indefinite lives in fiscal 2001.

Amortization expense for intangible assets during the fiscal 2002 was $106,375. Estimated amortization expense for the five succeeding fiscal years is as follows:

             2003                      $119,500
             2004                        70,750
             2005                        54,500
             2006                        49,875
             2007                        13,250

SFAS 142 was adopted July 1, 2001 for fiscal 2002. The following table shows the Company's fiscal 2002, 2001 and 2000 results, adjusted to exclude amortization related to goodwill and equity method goodwill:


                                                                   Year Ended June 30,
                                                         2002             2001             2000
                                                         ----             ----             ----
Loss before extraordinary items - as reported      $  (3,788,800)   $  (7,400,109)   $  (38,662,486)
Add back:                                                                                         -
 Goodwill amortization                                         -          244,765                 -
 Equity method goodwill amortization                           -          433,326            90,278
 Goodwill amortization - discontinued operations               -           56,245           717,435
Deduct:
 Increase in loss on disposition                               -                -        (1,190,592)
                                                   -------------    -------------    --------------
Loss before extraordinary items - as adjusted      $  (3,788,800)   $   6,665,773    $  (39,045,365)
                                                   =============    =============    ==============
Net loss - as reported                             $  (3,788,800)   $  (5,257,160)   $  (38,662,486)
Add back:
 Goodwill amortization                                         -          244,765                 -
 Equity method goodwill amortization                           -          433,326            90,278
 Goodwill amortization - discontinued operations               -           56,245           717,435
Deduct:
 Increase in loss on disposition                               -                -        (1,090,592)
                                                   -------------    -------------    --------------
Net loss - as adjusted                             $  (3,788,800)   $  (4,522,824)   $  (39,045,365)
                                                   =============    =============    ==============
Loss per share - basic and diluted:
Loss before extraordinary items - as reported      $       (0.43)   $       (0.84)   $        (4.93)
Add back:
 Goodwill amortization                                         -             0.03                 -
 Equity method goodwill amortization                           -             0.05              0.01
 Goodwill amortization - discontinued operations               -             0.01              0.09
Deduct:
 Increase in loss on disposition                               -                -             (0.15)
                                                   -------------    -------------    --------------
Loss before extraordinary items - as adjusted      $       (0.43)   $       (0.75)   $        (4.98)
                                                   =============    =============    ==============
Net loss - as reported                             $       (0.43)   $       (0.60)   $        (4.93)
Add back:
 Goodwill amortization                                         -             0.03                 -
 Equity method goodwill amortization                           -             0.05              0.01
 Goodwill amortization - discontinued operations               -             0.01              0.09
Deduct:
 Increase in loss on dispositions                              -                -             (0.15)
                                                   -------------    -------------    --------------
Net loss - as adjusted                             $       (0.43)   $       (0.51)   $        (4.98)
                                                   =============    =============    ==============


The changes in goodwill balance during fiscal 2002 are as follows:


                                                                Internet
                                                                Fantasy
                                                  Marketing      Sports
                                                  Services        Games          Total
Balance at June 30, 2001, net                   $         -   $ 3,323,049    $ 3,323,049
Additions to goodwill:
   Acquisition of Student Sports, Inc.              336,038             -        336,038
   Acquisition of Area Code Baseball                100,000             -        100,000
Reductions in goodwill:
   Settlement of purchase price issues
       related to Fantasy Sports (see Note 3)             -      (375,225)      (375,225)
                                                -----------   -----------    -----------
Balance at June 30, 2002                        $   436,038   $ 2,947,824    $ 3,383,862
                                                ===========   ===========    ===========


NOTE 10. ACCRUED LIABILITIES


                                                               June 30,
                                                         2002            2001
                                                         ----            ----

Accrued prize winner cash and merchandise awards       $185,337        $142,770
Due to Action Sports                                          -         175,225
Payroll and related payroll expenses                    119,327         116,458
Other                                                    90,523         119,289
                                                       --------        --------
                                                       $395,187        $553,742
                                                       ========        ========

NOTE 11. DEBT

Lines of Credit

Apart from a $50,000 unsecured line of credit for Fantasy Sports, the Company's subsidiaries have no fixed line of credit. If and when they do borrow, these amounts are guaranteed by like deposits of cash at the parent or subsidiary level. Borrowings under the lines of credit at June 30, 2002, were $50,000 under the line of credit for Fantasy Sports and $53,955 under a secured line of credit. These lines of credit are payable on demand with monthly interest payments. Interest is based on prime plus one half percent. Interest rates at June 30, 2002 were 5.25%.

Long Term Debt

                                                           2002           2001
                                                           ----           ----

Increasing rate convertible debentures                    $     -       $300,000
Debenture redemption reserve fund                               -        61,836
Equipment loans                                             7,283             -
Capital lease obligations                                  51,175             -
                                                          -------       -------
                                                           58,458       361,836
Less current portion                                       22,682       361,836
                                                          -------       -------
Long-term debt, net                                       $35,776       $     -
                                                          =======       =======

Scheduled debt maturities for the next five fiscal years are $22,682 in fiscal 2003, $18,168 in fiscal 2004 and $17,608 in fiscal 2005.

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

The debentures were convertible into shares of common stock, at the option of the debenture holder, at any time prior to maturity at a price of $9.50 per share. The debentures may be redeemed at the option of the Company from October 31, 1998, if the Company's common stock trades at more than $14.25 per share for 30 consecutive market days. Should the debentures not be converted into shares of common stock prior to October 31, 2001, the maturity date, the redemption value of the debentures will be 122.5% of the principal amount.

During fiscal 2000, 3,000 increasing rate subordinated convertible debentures of $1,000 each were converted to shares of common stock at $9.50 per share. The unamortized debt issue costs related to these debentures was offset against additional paid-in capital. There were no debentures converted into common stock in fiscal 2001.

Debt issue costs of $669,294 relating to these debentures were being amortized over the term of the debenture issue. The charge to interest expense for fiscal year 2002 was immaterial. The charge to interest expense for fiscal year 2001 was $107,310.

As of June 30, 2001, the Company had redeemed all but $300,000 of the increasing rate convertible debentures (see below). The remaining debentures were redeemed at maturity in October 2001

Debenture Redemption Reserve Fund

Under the terms of the increasing rate subordinated convertible debentures, a redemption reserve fund was created to accrue for the premium required on the redemption of those debentures on October 31, 2001. This debenture redemption reserve fund was created on the straight-line basis over the remaining period of the debenture tenure. The charge to interest expense for fiscal year 2002 and 2001 for the debenture redemption reserve was $4,248 and $275,107, respectively.

In connection with redemption of the increasing rate subordinated convertible debentures in fiscal 2001, the Company recognized an extraordinary gain of $2,142,949 (net of $119,323 debenture issuance costs and $24,000 of accrued interest write-off) of previously accrued amounts in the debenture redemption reserve fund (see Note 16). The balance of the debenture redemption reserve fund at June 30, 2001 was $61,836. This was paid at maturity in October 2001.

NOTE 12. FSAH MANDATORY REDEEMABLE STOCK

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

NOTE 13. GAIN ON SALE OF SUBSIDIARY STOCK

The gain on disposal of subsidiary stock includes any gains or losses made on the dilution of the Company's effective interest in subsidiaries by the issuance of shares in its underlying subsidiaries to minority stockholders.

The gain on disposal and dilution recognized in the consolidated statements of operations was comprised of the following:

                                                                          2000
                                                                          ----

Proceeds received                                                       $421,400
Less net carrying value of shares of First Lifestyle Holdings Limited    317,895
                                                                        --------
                                                                         103,505
Loss on dilution in First Lifestyle Holdings Limited                           -
                                                                        --------
                                                                        $103,505

There was no such gain for the years ended June 30, 2002 and 2001.

NOTE 14. INCOME TAXES

The components of the Company's provision for income taxes were as follows:

                                   2002       2001        2000
                                   ----       ----        ----
     Current:
        Federal                    $  -       $  -        $619
        State                         -          -           -
                                   ----       ----        ----
                                      -          -         619
                                   ----       ----        ----
     Deferred:
        Federal                       -          -           -
        State                         -          -           -
                                   ----       ----        ----
                                      -          -           -
                                   ----       ----        ----
                                   $  -       $  -        $619
                                   ====       ====        ====

A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:


                                                                   2002             2001             2000
                                                                   ----             ----             ----
     Tax benefit at the statutory rate of 34%                 $(1,288,192)      $(1,703,647)     $(1,439,085)
     Tax benefit relating to income in non-taxing
        jurisdictions                                             612,297         1,031,590        1,439,085
     State income taxes, net of federal income tax                (59,638)          (59,299)               -
     Travel and entertainment                                       4,376             2,276                -
     Valuation allowance                                          731,157           729,080                -
                                                              -----------       -----------      -----------
                                                              $         -       $         -      $         -
                                                              ===========       ===========      ===========


At June 30, 2002, the Company has available a U.S. net operating loss carryforward of approximately $2,797,000 which expires through 2017.

In addition to the net operating loss carryforward, the Company had deferred tax assets which relate primarily to amortization of goodwill recorded at different rates for tax and book purposes, deferred revenue that is deferred for book purposes but is recognized when received for tax purposes, and accrued prize winnings which is accrued for book purposes but deductible when paid for tax purposes. As of June 30, 2002 and 2001, a valuation allowance has been established against the deferred tax asset since the Company believes it is more likely than not that the amounts will not be realized.

The components of the deferred tax assets (liabilities) were as follows at June 30, 2002 and 2001:

             Current:                           2002           2001
                                                ----           ----
              Net operating loss         $ 1,034,750    $   279,280
              Accrued prize winnings          61,434         53,063
              Accrued pit points               7,104              -
              Deferred revenue               377,429        341,658
                                         -----------    -----------
                                           1,480,717        674,001
                                         -----------    -----------
            Long-term:
              Amortization of goodwill       (31,191)        49,475
              Depreciation                    10,713          5,604
                                         -----------    -----------
                                             (20,478)        55,079
                                         -----------    -----------
                                           1,460,239        729,080
            Total valuation allowance     (1,460,239)      (729,080)
                                         -----------    -----------
            Deferred tax asset           $         -    $         -
                                         ===========    ===========

The Silverstar Holdings Limited is a Bermuda registered corporation where there are no income tax laws applicable.

FSAH, a South African registered corporation, incurred no income tax charges in fiscal year 2002 and 2001.

First South Africa Management Corp. Fantasy Sports, Inc. and Student Sports, Inc., are U.S. registered corporations and did not incur any income tax provision for 2002, 2001 and 2000.

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

The following summarizes the operating results of the Lifestyle discontinued operations:

                                              Four Months
                                                 Ended         Year Ended
                                              October 31,       June 30,
                                              -----------       --------
                                                 2001            2000
                                                 ----            ----

      Revenue                                $ 28,235,519    $ 93,292,006
                                             ============    ============
      Operating income                       $  1,646,745    $  6,471,842
                                             ============    ============
      Net income, net of minority interest
       of $798,671 and $3,479,293            $    823,373    $  3,188,161
                                             ============    ============
      Provision for loss on disposal         $ (2,389,383)   $ (6,823,816)
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

     The following summarizes the operating results of the LPI segment:

                                                             Year Ended
                                                           June 30, 2000
                                                           -------------

       Revenue                                             $    546,942
                                                           ============
       Operating loss                                      $(30,124,852)
                                                           ============
       Net loss, net of minority interest of $14,598,890   $(15,119,447)
                                                           ============

NOTE 16.  EXTRAORDINARY ITEM

During  the  year  ended  June 30,  2001,  the  Company  purchased  and  retired
$11,700,000 face value of the increasing rate subordinated convertible debentures for face value plus accrued but not accreted interest. As a result of these retirements, the Company recognized an extraordinary gain of $2,142,949 of previously accrued but unpaid accreted interest (see Note 11).

NOTE 17. CASH FLOWS

Changes in operating assets and liabilities consist of the following:


                                                              2002           2001           2000
                                                              ----           ----           ----
Increase in accounts receivable                           $    48,141    $         -     $ (837,497)
Decrease (Increase) in inventories                            256,091       (361,818)     (1,415,494)
Increase in prepaid expenses and current assets                22,049       (569,714)     (2,245,402)
(Decrease) increase in accounts payable                       (98,092)       340,073       7,259,517
(Decrease) increase in accrued expenses                      (315,294)      (352,269)      1,703,222
Decrease in other taxes payable                                     -              -        (202,532)
Decrease in income taxes payable                                    -              -        (423,369)
                                                          -----------    -----------     -----------
                                                          $  (183,387)   $  (943,728)    $ 3,838,445
                                                          ===========    ===========     ===========

Dividends paid is reconciled as follows:

  Movement in opening and closing balances                $         -    $  (179,840)   $(1,572,434)
  Liability assumed upon disposition                                -        344,949              -
  Minority dividend movements                                       -              -        379,193
  Dividend charge                                                   -       (165,109)      (149,755)
                                                          -----------    -----------    -----------
  Dividends paid                                          $         -    $         -    $(1,342,996)
                                                          ===========    ===========    ===========

        Netcash provided by (used in) discontinued operations consists of the following:

              Net loss of discontinued operations         $         -    $(2,389,383)   $(34,429,264)
              Provision for losses on discontinuance                -              -      22,497,978
              Depreciation and amortization                         -        950,388       4,549,060
              Minority share of (losses) gains                      -        844,273     (11,119,597)
              Changes in operating accounts                         -       (824,326)              -
              Interest in losses of affiliates                      -         13,579          23,111
              Net loss on sale of assets                            -         21,278               -
              Movement in deferred income taxes                     -        294,018               -
              Shares to be issued                                   -              -       3,446,663
                                                          -----------    -----------    ------------

                                                          $         -    $(1,090,173)   $(15,032,079)
                                                          ===========    ===========    ============

        Non-cash investing and financing activities:

           Gain on extinguishment of accrued but unpaid
              accreted interest                           $         -    $2,142,949    $           -
                                                          ===========    ===========    ============
           Retirement of treasury shares                      $62,037    $1,011,232    $           -
                                                          ===========    ===========    ============


NOTE 18.  BUSINESS SEGMENT INFORMATION

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

Information concerning identifiable assets as of June 30, 2002 and 2001 for the two segments in which the Company operates are shown in the following table. Corporate assets are principally cash and notes receivable. The Company does not have any operations outside the United States.

                                                           June 30,
Identifiable assets:                                2002                2001
                                                    ----                ----
Segments:
     Marketing services                      $ 1,910,896         $         -
     Internet fantasy sports games             3,439,032           4,750,222
                                             -----------         -----------
                                               5,349,928           4,750,222
     Corporate                                 7,621,361          11,181,635
                                             -----------         -----------
Consolidated Totals                          $12,971,289         $15,931,857
                                             ===========         ===========


                                                                 Year Ended June 30,
                                                           2002           2001          2000
                                                           ----           ----          ----
Revenues:
Segments:
     Marketing services                                $ 1,121,201    $         -    $         -
     Internet fantasy sports games                       3,107,334      1,301,432              -
                                                       -----------    -----------    -----------
Consolidated totals                                    $ 4,228,535    $ 1,301,432    $         -
                                                       ===========    ===========    ===========

Loss from continuing operations before
  income taxes:
Segments:
     Marketing services                                $  (824,761)   $         -    $         -
     Internet fantasy sports games                        (935,169)    (1,320,268)             -
                                                       -----------    -----------    -----------
                                                        (1,759,930)    (1,320,268)             -
Corporate:
     Corporate general and administrative               (1,243,357)    (1,720,235)    (2,491,128)
     Gain on sale of subsidiary stock                            -              -        103,505
     Other income                                          (50,917)       200,757              -
     Foreign currency losses                            (1,345,348)    (1,042,474)       (80,702)
     Equity in losses of affiliates                              -     (1,919,026)      (251,163)
     Preference dividend                                         -       (165,109)      (149,755)
     Interest income                                       622,151      1,527,877        668,109
     Interest expense                                      (11,399)      (572,248)    (2,031,469)
                                                       -----------    -----------    -----------
Consolidated totals                                    $(3,788,800)   $(5,010,726)   $(4,232,603)
                                                       ===========    ===========    ===========


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

The Company, through June 30, 2002, has granted options to purchase 876,666 shares of common stock under the Plan, of which 110,000 options have been exercised.

The options issued under the plan still outstanding are reflected in the table below.

                                               Shares             Weighted
                                             Subject to           Average
                                               Options         Exercise Price
                                             Outstanding          Per Option

Balance at June 30, 1999                    1,040,000             $   4.21
Granted - non-plan options                    600,000                 4.88
Granted - plan options                         60,000                 3.76
Exercised - non-plan options                 (100,000)                2.00
Exercised - plan options                      (80,000)                4.75
                                            ---------
Balance at June 30, 2000                    1,520,000                 4.54

Granted - non-plan options                    250,000                  .75
Granted - plan options                         45,000                  .75
Expired - non-plan options                    (71,669)                3.29
                                            ---------
Balance at June 30, 2001                    1,743,331                 3.62

Granted - non-plan options                     50,000                 0.80
Granted - plan options                         85,002                 0.42
Expired - plan options                        (65,000)                4.71
                                            ---------
Balance at June 30, 2002                    1,813,333                 3.35
                                            =========

Significant option groups outstanding at June 30, 2002 and related weighted average exercise price and weighted average remaining life are as follows:


                         Options Outstanding                                        Options Exercisable
           ------------------------------------------------              -------------------------------------------
                                               Weighted                                 Weighted       Weighted
                 Range of                       Average                                 Average         Average
                 Exercise                      Exercise                                 Exercise       Remaining
                  Prices         Shares          Price                     Shares        Price       Life (years)
                  ------         ------          -----                     ------        -----       ------------
             Less than $1.00       135,000        $0.56                     85,000       $0.42            4.39
              $1.00 to $2.19       385,000         1.03                    330,000        1.13            3.05
              $3.75 to $4.88     1,023,333         4.38                    856,665        4.44            3.05
              $5.00 to $6.00       270,000         5.13                    270,000        5.13            3.14



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

Had the Company used the fair value-based method of accounting to measure compensation expense for its stock option grants and charged compensation cost against income over the vesting periods based on the fair value of options at the date of the grant, income from continuing operations and the related diluted per common share amounts for 2002, 2001 and 2000 would have been reduced to the following proforma amounts:

                                                                         2002             2001            2000
                                                                         ----             ----            ----
         Loss from continuing operations:
              As reported                                             $(3,788,800)     $(5,010,726)   $(4,233,222)
              Pro forma                                                (4,656,802)      (5,849,374)    (6,809,446)

         Loss from continuing operations - per share -
           basic and diluted:
              As reported                                                 $(0.43)          $(0.57)        $(0.54)
              Pro forma                                                    (0.53)           (0.66)         (0.86)


The weighted average grant date fair value of options granted in 2002, 2001 and 2000 and the significant assumptions used in determining the underlying fair value of each option grant on the date of the grant utilizing the Black Scholes option pricing model were as follows:

                                                                         2002             2001            2000
                                                                         ----             ----            ----
          Weighted average grant-date fair value of
             options granted                                             $0.48           $0.54            $4.07
          Assumptions:
             Risk free interest rate                                 3.99 to 4.48%       4.96%           14.96%
             Expected life                                              5 Years         5 Years          4 Years
             Expected volatility                                          96%             88%            106.45%
             Expected dividend yield                                     0.0%             0.0%            0.0%


NOTE 20. WARRANTS OUTSTANDING

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

Also during fiscal 2001, Fantasy issued warrants to acquire 4.68 shares of Fantasy common stock with an exercise price of $47,191 per share to TWI Interactive, Inc, (see Note 23).

Warrants outstanding at June 30, 2002 were as follows:

         SILVERSTAR HOLDINGS, LTD.


                                            Number of    Exercise      Expiration
                      Warrant                Warrants     Price           Date               Entitlement
                      -------               ---------    --------      ----------            -----------
         Debenture Warrants                  110,000     $ 6.00      July 31, 2007    One share of common stock

         Capital Raising Warrants            150,000     $ 6.00      July 31, 2007    One share of common stock

         Infospace Warrants                  240,000     $ 0.01      June 30, 2004    One share of common stock

         Other Warrants                       50,000     $ 1.50     January 10, 2003  One share of common stock


         FANTASY SPORTS, INC.


                                            Number of    Exercise      Expiration
                      Warrant                Warrants     Price           Date               Entitlement
                      -------               ---------    --------      ----------            -----------
         TWI Interactive, Inc.                 4.68      $47,191     June 1, 2005     One share of common stock


NOTE 21. FANTASY ESCROW AGREEMENT

In November 2000, in connection with the acquisition of Fantasy, the Company entered into an Escrow Agreement with the Seller. The Company deposited $250,000 with the escrow agent to secure various obligations of the Seller on the terms, and subject to the conditions, set forth in the Asset Purchase Agreement. Escrow funds may be released from time to time within twelve months and after the Company has given written notice of claim and such claim has been approved by the Seller. As of June 30, 2002, $200,000 was repaid to the Company from escrow funds.

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

NOTE 23. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

PROFITABILITY AND LIQUIDITY
As reflected in the accompanying consolidated financial statements, the Company has incurred significant operating losses and experienced negative operating cash flows in recent years. With a view towards achieving profitability and improving liquidity, management has adopted, and is in the process of implementing, the following three strategies:

     o seek corporate sponsorships for the internet fantasy sports gaming segment to diversify its revenue streams while focusing on its core motor sports niche;

     o cost effectively leverage various media platforms to access new subscription based product and content offerings for the marketing services segment;

     o reduce overhead of the operating subsidiaries and continue to look for areas in which further cost savings can be obtained.

Management believes that its present financial resources are sufficient to meet its obligations for the ensuing twelve months. In addition to cash of approximately $2.7 million at June 30, 2002, the Company expects to begin collecting on an outstanding note receivable due from the sale of First Lifestyle Holdings in March 2003, which will provide additional resources.

Management believes that the actions presently being taken by the Company will achieve profitability and improve liquidity. However, there can be no assurance that management's plans will be successful or that the Company will be profitable in the future.

LEASES
The Company leases office facilities and various equipment under non-cancelable operating leases expiring through January 2006. Office facility and equipment rent expense for the year ended June 30, 2002 and 2001 was approximately $249,000 and $88,000, respectively. Office and equipment lease expense in the year ended June 30, 2000 was not significant.

Approximate future minimum lease payments under non-cancelable office and equipment lease agreements are as follows:

               Year ending June 30:
                  2003                    $ 209,800
                  2004                       41,300
                  2005                       20,300
                  2006                        2,600
                                          ---------
                                          $ 274,000

LITIGATION
First South Africa Holdings (FSAH), our South African subsidiary, has received notice of a claim for approximately $250,000 from a holder of FSAH Class B shares. The claimant contends a breach of their FSAH escrow agreement issued in connection with the sale of their business in 1997. We believe this claim is without merit and FSAH will vigorously defend this matter.

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

STUDENT SPORTS, INC.

On September 24, 2001, Student Sports entered into an Employment Agreement with an individual to serve as the Chief Executive Officer of Student Sports, Inc. beginning as of September 15, 2001 and continuing through and until September 24, 2004. As compensation for his services, the CEO will receive an annual base salary of $150,000 with increases at the discretion of the board of directors of Student Sports. In addition, as an incentive to the CEO and the employees of Student Sports, a pool of up to 900,000 shares of Silverstar Holdings, Ltd., may be issued to Mr. Bark and the employees of Student Sports based on certain events, as defined in the agreement.

On April 1, 2002, in connection with the acquisition of Area Code Baseball, the Company entered into a Contract for Services with an individual to serve as director of Area Code Baseball beginning as of April 1, 2002 and continuing through and until September 30, 2004. This individual will receive $3,000 per month and up to $500 per month for expenses incurred in performing services under this agreement.

OTHER
South African Secondary Tax on Companies at 12.5 percent is payable on all dividends declared out of distributable reserves of South African companies. There were no dividends declared in 2002, 2001, or 2000.

The Company has guaranteed the banking facilities of certain of its subsidiaries previously disposed of during the prior year. These guarantees amounted to $900,000 as of June 30, 2002. These guarantees are backed by a bank letter of credit collateralized by a like amount of cash. The Company is in advanced stages of negotiations to substantially reduce or remove these guarantees.

During 2001, the Company entered into various contracts with web based and non-web based companies whereby these companies will direct their customers to the Fantasycup.com website. For those customers that register for the fantasy league through the website, the Company will pay commissions ranging from 12% to 50% of net revenues depending on the terms of each individual agreement. The term of these agreements are for one year and are renewed annually unless terminated by either party.

In June 2001, the Company entered into an agreement with TWI  Interactive,  Inc.
(TWI), the online arm of International Management Group (IMG). The agreement was designed to assist Fantasy in establishing itself as the premier, independent, subscription-based fantasy sports game producer. TWI and affiliates of IMG will provide exclusive representation and services across a broad spectrum of its sports marketing activities. Under the agreement, the Company will pay TWI a monthly fee of $12,000 and commissions of 20% to 50% of net revenues generated as a result of the services provided by TWI. The agreement also provides for TWI to receive a four-year warrant to acquire 4.68 shares of Fantasy common stock at $47,191 per share. There was no charge to operations in 2001 for the fair value of the warrants since the amount was not considered material. This agreement was terminated in June 2002.


NOTE 24. QUARTERLY INFORMATION (UNAUDITED)


                                                                         Quarters Ended
                                                  --------------- -------------- -------------- -------------
                                                   September 30,   December 31,     March 31,      June 30,
                                                        2001           2001           2002           2002         Total
                                                   -------------   ------------     ---------      --------       -----
        Revenues                                    $   997,024     $1,023,202   $    985,172   $  1,223,137   $ 4,228,535
        Loss from continuing operations                (823,368)    (1,928,935)      (780,592)      (255,905)   (3,788,800)
        Net loss                                       (823,368)    (1,928,935)      (780,592)      (255,905)   (3,788,800)
        Net loss per share - basic and diluted            (0.10)         (0.22)         (0.09)         (0.03)        (0.43)
        Weighted average common stock
           outstanding - basic and diluted            8,136,095      8,969,889      8,949,855      8,947,899     8,750,937


                                                                         Quarters Ended
                                                  -----------------------------------------------------------
                                                   September 30,   December 31,     March 31,      June 30,
                                                        2000           2000           2001           2001         Total
                                                   -------------   ------------     ---------      --------       -----

        Revenues                                    $         -     $        -   $    511,900   $    789,532   $ 1,301,432
        Loss from continuing operations              (1,518,534)      (957,476)    (1,470,310)      (794,403)   (5,010,726)
        Net loss                                       (983,722)    (1,795,395)      (443,414)    (2,034,629)   (5,257,160)
        Net loss per share - basic and diluted            (0.11)         (0.19)         (0.05)         (0.25)        (0.60)
        Weighted average common stock
           outstanding - basic and diluted            9,315,265      9,274,776      8,680,302      8,129,654     8,849,663


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and our executive officers and the executive officers of our subsidiaries, their ages and present position are as follows:


                    NAME                       AGE                          POSITIONS
     ----------------------------------        ---         ----------------------------------------------------
     Michael Levy......................         56         Chairman of the Board
     Clive Kabatznik...................         45         Vice Chairman of the Board, Chief Executive Officer,
                                                           President and Chief Financial Officer
     Cornelius J. Roodt................         43         Director
     David BenDaniel...................         70         Director
     Joseph Weil.......................         47         Director
     Stanley Castleton.................         55         Director
     Greg Liegey.......................         39         Chief Executive Officer, Fantasy Sports, Inc.
     Andy Bark.........................         41         Chief Executive Office, Student Sports, Inc.


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

STANLEY CASTLETON is, and for the past five years has been the President of DDRM, Inc., the managing general partner and asset manager of the Hilton Anaheim, and he is currently also the Managing Member of DDRM Greatplace LLCD, a real estate development company.

JOSEPH WEIL has served as the President and Chief Executive Officer of Joseph Weil & Sons, Inc. since 1985. Joseph Weil & Sons is an independent wholesale distributor of paper products, packaging supplies and equipment, sanitary products, janitorial supplies and equipment, as well as food service products and office equipment. He also serves as an active member of many business associations including Afflink Worldwide Trade Group, which he serves as Chairman of the Board of Directors. Since 1996, he has also served as an Executive Board Member of the Greater Illinois chapter of the National Multiple Sclerosis Society.

GREGORY LIEGEY has been the Chief Executive Officer of Fantasy Sports, Inc. since we acquired that company in November 2000. He was the founder of Fantasy Sports and since its inception in 1993, he has acted as Chief Executive of that company. From 1988 to 1993, he was a manager of sales and marketing accounting at Pfaltzgraff. From 1985 to 1988, he was a senior auditor at Arthur Andersen. Mr. Liegey holds a degree in accounting from Shippensburg University.

ANDY BARK has been the Chief Executive Officer of Student Sports, Inc. since we acquired it in September 2001. He was the founder of Student Sports and since its inception in 1993 has been the Chief Executive Officer of that company.

All of our directors hold office until their respective successors are elected, or until death, resignation or removal. Officers hold office until the meeting of the Board of Directors following each Annual Meeting of Stockholders and until their successors have been chosen and qualified.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors has an audit committee and a compensation committee. The audit committee is composed of David BenDaniel, Stanley Castleton and Cornelius
J. Roodt. The audit committee is responsible for recommending annually to the Board of Directors the independent auditors to be retained, reviewing with the independent auditors the scope and results of the audit engagement and establishing and monitoring our financial policies and control procedures.

The compensation committee is currently composed of Michael Levy and Joseph Weil. The compensation committee has power and authority with respect to all matters pertaining to compensation and the administration of employee benefits, deferred compensation and our stock option plans.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission and furnish copies of those reports to us. Based solely on a review of the copies of the reports furnished to us to date, or written representations that no reports were required, we believe that all reports required to be filed by such persons with respect to our fiscal year ended June 30, 2002 were timely made.

ITEM 11.      EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation we paid or accrued to our Chief Executive Officer during the fiscal years ended June 30, 2000, June 30, 2001 and June 30, 2002. Apart from Mr. Kabatznik, whose annual salary is $315,000, only one of our executive officers of any of our subsidiaries received compensation in excess of $100,000 during the fiscal year ended June 30, 2002.

                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------------------
                                            ANNUAL COMPENSATION                               LONG TERM COMPENSATION
                                            -------------------                               ----------------------
                             FISCAL
                              YEAR                                                         RESTRICTED       SECURITIES
NAME AND                     ENDED                                      OTHER ANNUAL      STOCK AWARDS      UNDERLYING
PRINCIPAL POSITION          JUNE 30,       SALARY         BONUS         COMPENSATION      STOCK AWARDS     STOCK OPTIONS
                             ------        ------         -----         ------------       ----------       ----------
Clive Kabatznik,              2002         $ 315,000      $  0               ---              ---            5,000
President and Chief           2001           303,750         0                                                5,000
Executive Officer             2000           230,000         0                                              255,000

Andy Bark,                    2002           112,500         0                                               50,000
Chief Executive
Officer, Student
Sports, Inc.


The options granted to Mr. Kabatznik during fiscal year ended June 30, 2002 represent:

     o an option granted under our 1995 Stock Option Plan to purchase 5,000 shares of our common stock, which is currently exercisable at an exercise price of $0.42 per share;

The options granted to Mr. Kabatznik during fiscal year ended June 30, 2001 represent:

     o an option granted under our 1995 Stock Option Plan to purchase 5,000 shares of our common stock which is currently exercisable at an exercise price of $0.75 per share;

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

The  options  granted  to Mr.  Bark  during  fiscal  year  ended  June 30,  2002 represent:

     o an option granted under our 1995 Stock Option Plan to purchase 50,000 shares of our common stock which is exercisable at an exercise price of $0.80 per share and vests on September 24, 2004.

OPTIONS GRANTED IN FISCAL 2002

         The following table sets forth the details of options to purchase common stock we granted to our executive officers during fiscal year ended June 30, 2002, including the potential realized value over the 5 year term of the option based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock. Each option is immediately exercisable.

                                                     OPTIONS GRANTED
                                              ----------------------------                          POTENTIAL REALIZABLE
                              NUMBER OF      PERCENT OF TOTAL       PER                           VALUE AT ASSUMED ANNUAL
                             SECURITIES             TO             SHARE                             RATE OF STOCK PRICE
                             UNDERLYING        EMPLOYEES IN       EXERCISE                              APPRECIATION
NAME                           OPTIONS         FISCAL YEAR         PRICE      EXPIRATION DATE          FOR OPTION TERM
----                         ----------      -----------------    --------    ---------------      ------------------------
                                                                                                     5%              10%
                                                                                                   --------      ---------
Clive Kabatznik                  5,000             900%             $.42       December 18,        $580.00       $1,282.07
                                                                                  2006



AGGREGATED  OPTION  EXERCISES  IN LAST  FISCAL YEAR AND FISCAL  YEAR-END  OPTION
VALUES

         During the fiscal year ended June 30, 2002 no options were exercised by our executive officers. The following table sets forth the number of shares of our common stock underlying unexercised stock options granted by us to our executive officers and the value of those options at June 30, 2002 The value of each option is based on the positive difference, if any, of the closing bid price for our common stock on the Nasdaq National Market on June 30, 2002 or $0.30, over the exercise price of the option.


                                  NUMBER OF SECURITIES UNDERLYING
                                      UNEXERCISED OPTIONS AT            VALUE OF UNEXERCISED IN THE MONEY
                                          FISCAL YEAR-END                  OPTIONS AT FISCAL YEAR-END
                                  -------------------------------       ---------------------------------
NAME OF EXECUTIVE OFFICER         EXERCISABLE       UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
Clive Kabatznik                      725,000                  -          $        -          $        -


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

On September 24, 2001, Student Sports, Inc. entered into an employment Agreement with Andrew Bark (the "Employment Agreement"). Pursuant to the Employment Agreement, Mr. Bark will serve as the Chief Executive Officer of Student Sports beginning as of September 15, 2001 and continuing through and until September 24, 2004. As compensation for his services, Mr. Bark will receive an annual base salary of $150,000 with annual increases at the discretion of the board of directors of Student Sports, Inc. In addition, as an incentive to Mr. Bark and the employees of Student Sports, Inc., a pool of up to 900,000 shares of Silverstar Holdings, Ltd., may be issued to Mr. Bark and the employees based on the following events:

o Should the aggregate audited pretax profit reported by Student Sports Inc. (the "Company") for the two years ended December 31, 2002, and December 31, 2003, be less than $1 million, no shares will be issued.

o Should the aggregate audited pre-tax profit reported by the Company for the two years ended December 31, 2002 and December 31, 2003 be less than $2 million, 90,000 shares from the pool shall be forfeited for each $100,000 profit shortfall, up to a maximum of 900,000 shares.

o In the event that a qualified strategic partner makes a binding offer to invest in the Company prior to December 31, 2002 at a valuation equal to or greater than $7 million or prior to December 31, 2003 at a valuation equal or greater than $9.35 million, then the full 900,000 share pool will be issued. A "qualified investor" shall be deemed to be a major company that is investing cash or services with a demonstrable value, to be determined and agreed at the sole discretion of Silverstar in a reasonable manner, of a minimum of $1 million.

o 50,000 Silverstar options at a strike price of $0.80 per share will be issued to Andy Bark. These options will vest at the earlier of 3 years or when any of the full provisions for release of the 900,000 share incentive pool are achieved.

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

Through September 28, 2001, we have granted options to purchase 876,666 shares of our common stock under our 1995 Stock Option Plan, 110,000 of which have been exercised.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of August 31, 2002, certain information as to the beneficial ownership of the our common stock by:

o each person known by us to own more than five percent (5%) of our outstanding shares;

o    each of our directors;

o each of our executive officers named in the Summary Compensation Table under "Executive Compensation"; and

o    all of our directors and executive officers as a group.


                                       Amount and Nature of Beneficial
                                                Ownership (1)
                                      ---------------------------------            Percentage      Percentage of
                                                           Class B                     of             Voting
         Name and Address of                                Common                  Ownership          Power
         Beneficial Shareholder         Common Stock      Stock (2)                   (1)(3)           (1)(3)
         ----------------------         ------------      ---------                 ---------      -------------
         Michael Levy                    310,000(4)       736,589(5)                  11.3%            30.8%
         9511 West River Street
         Shiller Park, IL 60176

         Clive Kabatznik                 817,500(6)       190,000                     10.4%            13.2%
         6100 Glades Road
         Suite 305
         Boca Raton, FL 33434

         Cornelius J. Roodt              185,000(7)             0                      2.0%             1.4%
         P.O. Box 4001
         Kempton Park
         South Africa

         American Stock Transfer         354,334(8)       166,452(8)                   5.8%             9.4%
            & Trust Company
         6201 15th Avenue
         Brooklyn, New York 11219

         David BenDaniel                  30,000(9)             0                        *                *
         6100 Glades Road
         Suite 305
         Boca Raton, Florida 33434

         Joseph Weil                     25,000(10)             0                        *                *
         6100 Glades Road
         Suite 305
         Boca Raton, Florida 33434

         Stanley Castleton               25,000(10)             0                        *                *
         6100 Glades Road
         Suite 305
         Boca Raton, Florida 33434

         All executive officers and    1,392,500(11)      926,589                     22.7%            43.22%
         directors as a group (5
         persons)


* Less than 1%.

(1) Beneficial ownership is calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Shares subject to stock options, for purposes of this table, are considered beneficially owned only to the extent currently exercisable or exercisable within 60 days after August 31, 2002.

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

(4) Includes 300,000 shares of our common stock issuable upon exercise of options that are immediately exercisable.

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

(6) Includes 725,000 shares of our common stock issuable upon exercise of options that are immediately exercisable.

(7) Includes 185,000 shares of our common stock issuable upon exercise of options that are immediately exercisable.

(8) Based solely upon information contained in a Schedule 13G, Amendment No. 1, dated 12/31/99 filed with the Securities and Exchange Commission. All shares are held as escrow agent pursuant to various escrow agreements. American Stock Transfer & Trust Company holds a proxy to vote the shares of common stock. Michael Levy holds a proxy to vote the shares of Class B Common Stock.

(9) Includes 30,000 shares of our common stock issuable upon the exercise of options that are immediately exercisable.

(10) Includes 25,000 shares of our common stock issuable upon the exercise of options that are immediately exercisable.

(11) Represents 1,290,000 shares issuable upon exercise of options that are immediately exercisable.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                     PART IV

ITEM 14.

          (A) EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          1.  FINANCIAL STATEMENTS

         The following financial statements are included as required to be filed by Item 8:

SILVERSTAR HOLDINGS, LTD.

         Reports of the independent auditors
         Consolidated Balance Sheets at June 30, 2002 and 2001
         Consolidated Statements of Income for the years ended June 30, 2002, 2001 and 2000 Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001, and 2000 Consolidated Statement of Changes in Stockholders' Investment for the period June 30, 2000 to June 30, 2002 Notes to the Consolidated Financial Statements for the years ended June 30, 2002, 2001, and 2000

          2.  FINANCIAL STATEMENT SCHEDULES:

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

            10.6         1995 Stock Option Plan(7)
            10.7 Asset purchase agreement by and among First South Africa Holdings PTY Ltd. and minority shareholders of First Lifestyle Holdings, Ltd., Ethos Private Equity, Cornelius Roodt and certain other purchasers and the Company, dated as of September 24, 2000(9)
            10.8 Fantasy Sports Asset Acquisition Agreement dated as of November 17, 2000(10)
            10.9         Employment Agreement of Greg Liegey(11)
            10.10 Asset Purchase Agreement, dated as of September 24, 2001, by and among the Company, Student Sports, Inc., a California corporation, certain Shareholders of Student Sports, Inc., and Student Sports, Inc., a Delaware corporation (11)
            21.1         Subsidiaries of the Registrant(12)
            23.1         Consent of PricewaterhouseCoopers(12)
            23.2         Consent of Rachlin Cohen & Holtz(12)
            99.1 Certification Pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)

(1) Incorporated by reference is the Registrant's Current Report on Form 8-K, Exhibit 4.1 (filed on September 10, 1997).
(2) Incorporated by reference is the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (filed on September 29, 1997).
(3) Incorporated by reference is the Registrant's Current Report on Form 8-K, Exhibit 4.1 (filed on October 31, 1997).
(4) Incorporated by reference is the Registrant's Current Report on Form 8-K, Exhibit 1 (filed on June 14, 1996) as amended on Form 8-K/A (filed on August 16, 1996) and as amended on Form 8-K/A (filed on January 22,
        1998).
(5) Incorporated by reference is the Registrant's Current Report on Form 8-K, Exhibit 1 (filed on November 7, 1996) as amended on Form 8-K/A (filed on March 14, 1997).
(6) Incorporated by reference is the Registrant's Current Report on Form 8-K, Exhibit 1 (filed on May 8, 1997) as amended on Form 8-K/A (filed on July 3, 1997).
(7) Incorporated by reference is the Registrant's Registration Statement on Form S-1 (No. 33-99180) (filed on November 9, 1995), as amended on Form S-1/A No. 1, Form S-1/A No. 2, Form S-1/A No. 3 (filed on December 27, 1995, January 16, 1996 and January 24, 1996, respectively) and Form 10-Q for the fiscal quarter ended March 31, 2000.
(8) Incorporated by reference is the Registrant's Registration Statement on Form S-1 (No. 333-33561) (filed on August 13, 1997), as amended on Form S-1/A No. 1, Form S-1/A No. 2 and For S-1/A No. 3 (filed on December 9, 1997 , January 22, 1998 and February 11, 1998, respectively).
(9) Incorporated by reference to the Company's current report on Form 8-K filed with the Commission on October 12, 2000.
(10) Incorporated by reference to the Company's current report on Form 8-K filed with the Commission on December 1, 2000.
(11) Incorporated by reference to the Company's current report on From 8-K filed with the Commission on October 9, 2001.
(12)    Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boca Raton, State of Florida, on the 30th day of September, 2002.

                                           SILVERSTAR HOLDINGS, LTD.


                                           BY:/s/ Clive Kabatznik
                                              -------------------------------
                                               Clive Kabatznik
                                               President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


Signature                                  Title                              Date
---------                                  -----                              ----

/s/ Michael Levy                   Chairman of the Board of             September 30, 2002
-------------------------          Directors
Michael Levy


/s/ Clive Kabatznik                President, Vice Chairman,            September 30, 2002
-------------------------          Chief Executive Officer, Chief
Clive Kabatznik                    Financial Officer, Director and
                                   Controller


/s/Cornelius Roodt                 Director                             September 30, 2002
-------------------------
Cornelius Roodt


                                   Director                             September __, 2002
-------------------------
David BenDaniel


/s/Stanley Casleton                Director                             September 30, 2002
-------------------------
Stanley Casleton


/s/Joseph Weil                     Director                             September 30, 2002
-------------------------
Joseph Weil


                                  CERTIFICATION

I, Clive Kabatznik, the Chief Executive Officer and Chief Financial Officer of Silverstar Holdings, Ltd., certify that:

1. I have reviewed this annual report on Form 10-K of Silverstar Holdings, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


     Date: September 30, 2002                      /s/ Clive Kabatznik
           -------------------------               --------------------------
                                                   Clive Kabaznik
                                                   Chief Executive Officer and
                                                   Chief Financial Officer

                                  EXHIBIT INDEX


       EXHIBIT NUMBER       DESCRIPTION
       --------------       -----------

            3.1          Memorandum of Association of the Registrant(7)
            3.2          Bye-Laws of the Registrant(7)
            4.3 Indenture dated April 25, 1997 between the Registrant and American Stock Transfer & Trust Company(1)
            4.4          Form of Debenture(8)
            4.5          Form of Placement Warrant(8)
            4.6          Stock Option Agreement(8)
            4.7 Indenture dated October 29, 1997, between the Registrant and American Stock Transfer & Trust Company(3)
            10.1         Form of Escrow  Agreement  regarding the Earnout Escrow
                         Shares(7)
            10.2         Form of FSAH Escrow Agreement(7)
            10.3 Form of First Amended and Restated Employment Agreement of Clive Kabatznik(7)
            10.4         Form of FSAM Management Agreement(7)
            10.5         Form of Consulting Agreement with Michael Levy(7)
            10.6         1995 Stock Option Plan(7)
            10.7 Asset purchase agreement by and among First South Africa Holdings PTY Ltd. and minority shareholders of First Lifestyle Holdings, Ltd., Ethos Private Equity, Cornelius Roodt and certain other purchasers and the Company, dated as of September 24, 2000(9)
            10.8 Fantasy Sports Asset Acquisition Agreement dated as of November 17, 2000(10)
            10.9         Employment Agreement of Greg Liegey(11)
            10.10 Asset Purchase Agreement, dated as of September 24, 2001, by and among the Company, Student Sports, Inc., a California corporation, certain Shareholders of Student Sports, Inc., and Student Sports, Inc., a Delaware corporation (11)
            21.1         Subsidiaries of the Registrant(12)
            23.1         Consent of PricewaterhouseCoopers(12)
            23.2         Consent of Rachlin Cohen & Holtz(12)
            99.1 Certification Pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)
----------
(1) Incorporated by reference is the Registrant's Current Report on Form 8-K, Exhibit 4.1 (filed on September 10, 1997).
(2) Incorporated by reference is the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (filed on September 29, 1997).
(3) Incorporated by reference is the Registrant's Current Report on Form 8-K, Exhibit 4.1 (filed on October 31, 1997).
(4) Incorporated by reference is the Registrant's Current Report on Form 8-K, Exhibit 1 (filed on June 14, 1996) as amended on Form 8-K/A (filed on August 16, 1996) and as amended on Form 8-K/A (filed on January 22,
        1998).
(5) Incorporated by reference is the Registrant's Current Report on Form 8-K, Exhibit 1 (filed on November 7, 1996) as amended on Form 8-K/A (filed on March 14, 1997).
(6) Incorporated by reference is the Registrant's Current Report on Form 8-K, Exhibit 1 (filed on May 8, 1997) as amended on Form 8-K/A (filed on July 3, 1997).
(7) Incorporated by reference is the Registrant's Registration Statement on Form S-1 (No. 33-99180) (filed on November 9, 1995), as amended on Form S-1/A No. 1, Form S-1/A No. 2, Form S-1/A

        No. 3 (filed on December 27, 1995, January 16, 1996 and January 24, 1996, respectively) and Form 10-Q for the fiscal quarter ended March 31, 2000.
(8) Incorporated by reference is the Registrant's Registration Statement on Form S-1 (No. 333-33561) (filed on August 13, 1997), as amended on Form S-1/A No. 1, Form S-1/A No. 2 and For S-1/A No. 3 (filed on December 9, 1997 , January 22, 1998 and February 11, 1998, respectively).
(9) Incorporated by reference to the Company's current report on Form 8-K filed with the Commission on October 12, 2000.
(10) Incorporated by reference to the Company's current report on Form 8-K filed with the Commission on December 1, 2000.
(11) Incorporated by reference to the Company's current report on From 8-K filed with the Commission on October 9, 2001.
(12)    Filed herewith.