Form 10-Q
period 2002-09-30
SILVERSTAR HOLDINGS LTD
filed 2002-11-14
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2002

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________to ______________

                         Commission file number 0-27494
                                                -------

                            SILVERSTAR HOLDINGS, LTD.
                            -------------------------
             (Exact name of Registrant as Specified in Its Charter)

             Bermuda                                      Not Applicable
-----------------------------------            ---------------------------------
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
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days. Yes X   No
                                                       ---     ---

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

     The number of shares of common stock outstanding as of November 11, 2002 was 8,886,999.

PART I - FINANCIAL INFORMATION

ITEM 1 Condensed Consolidated Balance Sheets at September 30, 2002 (Unaudited) and June 30, 2002

          Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2002 and 2001

          Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2002 and 2001

          Notes to the Condensed Consolidated Financial Statements (Unaudited)

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3    Quantitative and Qualitative Disclosures About Market Risk

Item 4    Controls and Procedures

PART II - OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K

SIGNATURES

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            September 30,        June 30,
                                                                     2002            2002
                                                                     ----            ----
                                                              (Unaudited)
                                     ASSETS
Current assets
    Cash and cash equivalents, includes restricted cash of
        $1,323,969 and $925,600, respectively                $  2,532,569    $  2,650,476
    Accounts receivable, net                                      203,279         267,408
    Inventories                                                   241,563         121,630
    Current portion of notes receivable                           474,563         409,971
    Prepaid expenses and other current assets                      92,517         150,829
                                                             ------------    ------------
        Total current assets                                    3,544,491       3,600,314
Property, plant and equipment, net                                211,156         216,179
Investments in affiliates                                         843,566         843,566
Long-term notes receivable                                      3,779,516       3,859,138
Goodwill, net                                                   3,383,862       3,383,862
Intangible assets, net                                          1,033,500       1,063,375
Deferred charges and other assets                                   4,855           4,855
                                                             ------------    ------------
Total assets                                                 $ 12,800,946    $ 12,971,289
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Lines of credit                                          $    520,500    $    103,955
    Current portion of long term debt                              21,450          22,682
    Accounts payable                                              474,949         374,572
    Other provisions and accruals                                 382,846         395,187
    Deferred revenue                                              566,275       1,020,044
                                                             ------------    ------------
        Total current liabilities                               1,966,020       1,916,440
Long term debt                                                     31,234          35,776
Obligation related to acquisition of Student Sports               807,000         807,000
                                                             ------------    ------------
Total liabilities                                               2,804,254       2,759,216
                                                             ------------    ------------
Stockholders' equity:
Capital stock:
    Preferred stock, $0.01 par value; 5,000,000 shares
       authorized; no shares issued and outstanding                    --              --
    Common stock, class A, $0.01 par value; 50,000,000
       shares authorized; 7,940,410 and 8,001,310 shares
       issued and outstanding, respectively                        79,404          80,013
    Common stock, class B, $0.01 par value; 2,000,000
       shares authorized; 946,589 shares issued and
       outstanding                                                  9,466           9,466
    Common stock, FSAH Class B, R0.001 par value;
       10,000,000 shares authorized; 2,671,087 shares
       issued and outstanding                                         600             600
Additional paid-in capital                                     63,754,735      63,763,870
Accumulated deficit                                           (53,847,513)    (53,641,876)
                                                             ------------    ------------
       Total stockholders' equity                               9,996,692      10,212,073
                                                             ------------    ------------
Total liabilities and stockholders' equity                   $ 12,800,946    $ 12,971,289
                                                             ============    ============


See notes to condensed consolidated financial statements.

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended September 30,
                                                           2002            2001
                                                           ----            ----

Revenues                                            $ 1,447,364     $   997,024

Operating expenses:
   Cost of sales                                        731,765         450,071
   Selling, general and administrative                  907,163         836,647
   Amortization of intangible assets                     29,875          16,750
   Depreciation                                          26,341          17,132
                                                    -----------     -----------
                                                      1,695,144       1,320,600
                                                    -----------     -----------
      Operating loss                                   (247,780)       (323,576)

Other income                                                158              --
Foreign currency losses                                 (97,923)       (721,456)
Interest income                                         145,679         230,776
Interest expense                                         (5,771)         (9,112)
                                                    -----------     -----------

Loss from operations, before income taxes              (205,637)       (823,368)

Provision for income taxes                                   --              --
                                                    -----------     -----------

Net loss                                            $  (205,637)    $  (823,368)
                                                    ===========     ===========
Loss per share - basic and diluted:
   Net loss                                              $(0.02)         $(0.10)
                                                         ======          ======
Weighted average common stock outstanding:
   Basic and diluted                                  8,940,617       8,136,095
                                                      =========       =========

See notes to condensed consolidated financial statements.

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                 Three Months Ended September 30,
                                                              2002           2001
                                                              ----           ----
Cash flow from operating activities:
   Net loss from operations                            $  (205,637)   $  (823,368)
Adjustments to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization                        56,216         33,957
       Foreign currency losses                              49,632        596,451
       Non-cash interest income on notes receivable       (127,399)      (138,685)
       Changes in operating assets and liabilities        (363,225)      (654,115)
       Changes in other assets                                  --          1,751
       Increase in debenture redemption reserve fund            --          4,248
                                                       -----------    -----------
Net cash used in operating activities                     (590,413)      (979,761)

Cash flows from investing activities:
    Acquisition of property, plant and equipment           (21,357)        (5,445)
    Decrease in long-term notes receivable                  92,836        136,579
                                                       -----------    -----------
Net cash provided by investing activities                   71,479        131,134
                                                       -----------    -----------
Cash flows from financing activities:
    Short term borrowings, net                             416,545             --
    Repayment of long term debt                             (5,774)          (658)
    Repurchase of treasury shares                           (9,744)       (52,797)
                                                       -----------    -----------
Net cash provided by (used in) financing activities        401,027        (53,455)
                                                       -----------    -----------
Net decrease in cash and cash equivalents                 (117,907)      (902,082)
Cash and cash equivalents, beginning of period           2,650,476      5,664,013
                                                       -----------    -----------
Cash and cash equivalents, end of period               $ 2,532,569    $ 4,761,931
                                                       ===========    ===========
Supplemental cash flow information:
Cash paid for interest                                      $5,771         $3,750
                                                            ======         ======


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

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of September 30, 2002 and the results of operations and cash flows for the interim periods of the fiscal year ending June 30, 2003 ("fiscal 2003") and the fiscal year ended June 30, 2002 ("fiscal 2002") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2002. Certain amounts in the fiscal 2002 financial statements have been reclassified to conform to the fiscal 2003 presentation.

NET LOSS PER SHARE
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive potential common shares which includes the dilutive effect of stock options, warrants, convertible debentures and shares to be issued in connection with the acquisition of Student Sports. Dilutive potential common shares, stock options, warrants and convertible debentures for all periods presented are computed utilizing the treasury stock method. The dilutive effect of shares to be issued in connection with the acquisition of Student Sports is computed using the average market price for the quarter. The diluted share base for the three months ended September 30, 2002 and 2001 excludes shares of 1,727,879 and 502,751, respectively. These shares are excluded due to their anti-dilutive effect as a result of the Company's net loss from operations.

ADOPTION OF NEW ACCOUNTING STANDARDS
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The statement requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal 2003. The adoption of this statement did not have a significant impact on the results of operations or financial position of the Company.

In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement provides a single comprehensive accounting model for impairment of long-lived assets and discontinued operations. SFAS 144 became effective in the first quarter of fiscal 2003. The adoption of this statement did not have a significant impact on the results of operations or financial position of the Company.

3.   INTANGIBLE ASSETS
The components of amortizable intangible assets as of September 30, 2002 and June 30, 2002 are as follows:

                                   Cost as of         Accumulated Amortization
                                 September 30         September 30,     June 30,
                            and June 30, 2002               2002           2002
                            -----------------               ----           ----
     Customer Lists                  $245,000             $141,500     $122,875
     Noncompete agreement             225,000               45,000       33,750
                                     --------             --------     --------
                                     $470,000             $186,500     $156,625
                                     ========             ========     ========

The components of intangible assets that have an indefinite life and are not amortizable at September 30, 2002 and June 30, 2002 are as follows:

     Trade Names                                  $485,000
     Internet domain                                65,000
     Video and audiovisual materials                50,000
     Copyright registration                         75,000
     Statistics database                            75,000
                                                 ---------
                                                  $750,000
                                                 =========

Amortization expense for intangible assets for the first three months of fiscal 2003 was $29,875. Estimated amortization expense for the rest of fiscal 2003 and for the succeeding fiscal four years after that is as follows:

     2003                                          $89,625
     2004                                           70,750
     2005                                           54,500
     2006                                           49,875
     2007                                           13,250

The balance in goodwill by business segment is as follows:


                                                                  Internet
                                                                   Fantasy
                                                    Marketing       Sports
                                                     Services        Games        Total
                                                     --------        -----        -----
Balance at September 30, 2002 and June 30, 2002      $436,038   $2,947,824   $3,383,862
                                                     ========   ==========   ==========


4.   CASH FLOWS

The changes in operating assets and liabilities consist of the following:


                                                           Three Months Ended September 30,
                                                                      2002             2001
                                                                      ----             ----
Decrease in accounts receivable                                  $  64,129        $  21,940
Increase in inventories                                           (119,933)         (54,227)
Decrease in prepaid expenses and other current assets               58,312           80,667
Increase/(decrease) in accounts payable                            100,377         (150,167)
Decrease in other provisions and accruals                         (466,110)        (552,328)
                                                                 ---------        ---------
                                                                 $(363,225)       $(654,115)
                                                                 =========        =========


During the three months ended September 30, 2001, the Company issued stock valued at $484,200 and recorded liabilities of $903,045, including the $807,000 to be settled by issuance of the Company's stock in March 2004, to acquire the assets of Student Sports. In addition, during the three months ended September 30, 2002 and 2001, the Company retired 60,900 and 55,000 shares of Class A common stock that it had repurchased for $9,744 and $50,797, respectively.

5.   BUSINESS SEGMENTS
The Company operates in two segments - marketing services and Internet fantasy sports games. The operations of the marketing services segment produces publications, television programs and various marketing initiatives for the high school sports market. The operations of the Internet fantasy sports games segment specialize in Internet-based subscriptions for NASCAR, college football and basketball and other fantasy sports games. Management has chosen to organize the enterprise around differences in products and services it provides.

Information concerning the results of operations for the three months ended September 30, 2002 and 2001 and information concerning identifiable assets as of September 30, 2002 and June 30, 2002 for the two segments in which the Company operates are shown in the following table. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash and notes receivable. The Company does not have any operations outside of the United States.

Identifiable Assets:                         September 30, 2002    June 30, 2002
                                             ------------------    -------------
Segments:
     Marketing services                              $1,896,512     $  1,910,896
     Internet fantasy sports games                    3,453,057        3,439,032
                                                    -----------    -------------
                                                      5,349,569        5,349,928
     Corporate                                        7,451,377        7,621,361
                                                    -----------     ------------
Consolidated Totals                                 $12,800,946      $12,971,289
                                                    ===========      ===========

                                               Three Months Ended September 30,
                                                           2002            2001
                                                           ----            ----
Revenues:
Segments:
   Marketing services                                $   426,050    $        --
   Internet fantasy sports games                       1,021,314        997,024
                                                     -----------    -----------
Consolidated totals                                  $ 1,447,364    $   997,024
                                                     ===========    ===========
Loss from operations:
Segments:
   Marketing services                                $  (162,668)   $        --
   Internet fantasy sports games                         118,499         (5,774)
                                                     -----------    -----------
                                                         (44,169)        (5,774)
Corporate:
   Corporate general and administrative expenses        (203,611)      (317,802)
   Other income                                              158             --
   Foreign currency losses                               (97,923)      (721,456)
   Interest income                                       145,679        230,776
   Interest expense                                       (5,771)        (9,112)
                                                     -----------    -----------
Consolidated totals                                  $  (205,637)   $  (823,368)
                                                     ===========    ===========

6.   DEBT

LINES OF CREDIT
In June, 2002, Fantasy Sports obtained a new secured line of credit facility for borrowings up to $1.0 million, which is fully secured against cash balances held in the Company's account. This facility is due on demand and has an interest rate of 3.75%. The balance outstanding under this line of credit at September 30, 2002, was $320,500.

In addition, the Company had two other lines of credit. One is a $50,000 unsecured line of credit and the other is a $150,000 secured line of credit, which is fully secured against cash balances held in the Company's account. These facilities are payable on demand and bear interest rates based on prime plus 1/2% (5.25% at September 30, 2002). The balances outstanding under these lines of credit totaled $200,000 at September 30, 2002.

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

During fiscal 2001, the Company disposed of its last remaining South African operating subsidiary. The Company still has significant assets that are denominated in South African Rand. The assets include cash and notes receivable. As long as the Company holds the notes and maintains bank accounts denominated in Rand, the Company will incur income statement charges to the extent that the Rand devalues relative to the US dollar. At the present time, management has no intention of disposing of the notes receivable.

RESULTS OF OPERATIONS

Both of the Company's subsidiaries have seasonal trends that affect the revenues and results of their businesses. Fantasy Sports accrues its revenues and recognized most of its income during the June and September quarters. Therefore, the results for the December and March quarters will be negatively affected by this seasonality. Student Sports, while somewhat less affected by seasonal factors, generates less revenues in the December quarter than during the rest of the year.

QUARTER ENDED SEPTEMBER 30, 2002 AS COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001

REVENUES
Revenues were $1.4 million in the first three months of fiscal 2003 as a result of revenues earned by Student Sports, which was acquired at the end of the first quarter of the prior year. Revenues in the prior year were $1.0 million related to Fantasy Sports. Fantasy Sports sales were slightly higher than the prior year, due to new revenues of approximately $80,000 from outside merchandise promotions and new games. This increase was partially offset by a decrease of approximately $54,000 in revenues from the NASCAR Spring and Fall and College Football games as a result of lower participation.
COST OF SALES
Cost of sales were $0.73 million in the first three months of fiscal 2003 as a result of Fantasy's and Student Sports' operations. Cost of sales in the prior year were $0.45 million and are attributable to Fantasy Sports. The increase is due to the acquisition of Student Sports at the end of the first quarter of fiscal 2002. In addition, Fantasy Sports showed an increase in the cost of prize winnings as a result of the new games added during the first quarter of fiscal 2003 and increased costs of retail merchandise sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the quarter ended September 30, 2002 were $0.91 million, an increase of approximately $0.07 million over same period in the prior year. This increase is primarily due to the acquisition of Student Sports at the end of the first quarter of the prior year, offset by a decrease in Fantasy Sport's selling expenses, primarily advertising costs of approximately $0.11 million, and a decline in general and administrative expenses in general due to cost control measures implemented at the end of fiscal year 2002. The Company continues to implement cost control measures to reduce operating losses and achieve profitability.

AMORTIZATION AND DEPRECIATION
Amortization of intangible assets increased from $0.17 million in the first quarter of fiscal 2002 to $0.29 million in the first quarter of fiscal 2003 as a result of the acquisition of Student Sports at the end of the first quarter of the prior year. Depreciation expense increased to $0.26 million in fiscal 2003 from $0.17 million in the same period of the prior year due to the acquisition of Student Sports.

FOREIGN CURRENCY LOSS
Foreign currency losses are related to the assets remaining from the sale of discontinued South African operations. The foreign currency losses during the first quarter of fiscal 2003 were $0.10 million as compared to $0.72 million in the first quarter of fiscal 2002. These losses are a result of the fluctuations of the South African Rand against the US dollar. During the quarter ended September 30, 2002, the Rand depreciated approximately 2% against the US dollar, while it depreciated 12% in the corresponding period last year. These foreign currency losses are non cash items until converted into US dollars, when any accumulated gains or losses will be converted into cash.

INTEREST INCOME
Interest income of $0.15 million was recorded during the first quarter of fiscal 2003, as compared to interest income of $0.23 million during the first quarter of fiscal 2002. The decrease in interest income in fiscal 2003 is the result of lower invested cash balances and lower US interest rates, as well as the deterioration of the South African Rand against the US dollar since the prior year, which affects interest earned on Notes Receivable from the sale of the South African operations.

PROVISION FOR INCOME TAXES
The Company is registered in Bermuda, where no tax laws are applicable. Three of the Company's subsidiaries are subject to income taxes. Up to this date, none of them has had taxable income. They have incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS
The Company recognized a net loss of $0.21 million during the first quarter of fiscal 2003 as compared to a loss of $0.82 million during the same period in the prior year. The improvement in income over the prior year is a result of an increase in the operating income for the Fantasy Sports operations and a reduction of corporate general and administrative expenses, offset by the losses at Student Sports (which are not included in the prior year as a result of the acquisition later in fiscal 2002), as well as a reduction in the foreign currency losses as a result of a more stable South African Rand rate against the US dollar.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash decreased by $0.12 million from $2.65 million at June 30, 2002 to $2.53 million at September 30, 2002. The decrease in cash is a result of the payment of operating expenses of the company in excess of revenues collected. The balance of the remaining cash is being held for working capital purposes and to fund potential investments.

Working capital decreased $0.10 million to $1.58 million at September 30, 2002 from $1.68 million at June 30, 2002. This decrease is primarily the result of an increase in borrowings under a lines of credit, offset by increases in inventory balances.

At September 30, 2002, the Company had borrowings of $0.57 million, which consisted of $0.52 million of advances against lines of credit secured by like amounts of cash and $0.05 million of equipment loans. Approximately $0.4 million of these borrowings were incurred by the Fantasy Sports division. Due to the seasonality of this division's revenue collection cycle, we anticipate that these borrowings will be substantially reduced by mid February 2003. The Company continues to reduce its expenses in order to preserve its cash balances and reduce its losses. As a result, we anticipate further reductions in the outflow of operating capital during the remainder of fiscal 2003. Additionally, the Company anticipates receiving increased repayments from the notes receivable issued in connection with the sale of the South African assets. The combination of these factors, along with the current cash balances will allow the Company to meet its obligations for the foreseeable future.

The Company has guaranteed certain bank facilities of some of its former industrial subsidiaries in South Africa. Currently, these guarantees amount to approximately $0.90 million and are secured by like amounts of cash. The Company had reduced these guarantees from $1.20 million during fiscal 2002 and will try to further reduce these guarantees. In the event these guarantees are called, the Company has recourse to certain assets of these former subsidiaries, which should substantially cover the Company's potential exposure.

The Company intends to continue to work on building its existing portfolio of subsidiaries in terms of revenues and profitability. It may also acquire further synergistic businesses and may therefore utilize a portion of its remaining cash balances and the proceeds of its disposal of Lifestyle to fund this strategy to the extent that suitable acquisition candidates can be identified. The Company may be required to incur additional indebtedness or equity financing in connection with the funding of future acquisitions. There is no assurance that the Company will be able to secure additional indebtedness or raise additional equity to finance future acquisitions on terms acceptable to management, if at all.

FUTURE COMMITMENTS
Through September 30, 2002, Fantasy and Student Sports, the Company's operating subsidiaries, had incurred net losses. The Company anticipates that this situation will be rectified through a combination of expense reductions and increased revenues. However, there are no assurances that these changes will be successful. In the event that these plans are not successful, the Company may need to continue to support the operations of its subsidiaries.

The Company intends to bring its operating subsidiaries to profitability and to preserve its cash balances to the best of its ability. The Company anticipates continued repayments from the notes receivable.

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

GOODWILL
The Company adopted SFAS 142 during fiscal 2002 and no longer amortizes goodwill. The Company tests goodwill for impairment in the fourth quarter for Fantasy Sports, Inc. The goodwill impairment test for Student Sports, Inc. and subsequent acquisitions will be performed on the one year anniversary of the acquisition and in that period thereafter. The goodwill impairment test for Student Sports Inc. will be performed during the second quarter of fiscal 2003. The Company performs the impairment test in accordance with SFAS 142 "Goodwill and Other Intangible Assets." SFAS 142 requires that the fair value of the reporting unit be compared to the carrying value, including goodwill, as the first step in the impairment test. The Company determined fair value for Fantasy at June 30, 2002, by developing a ratio of revenue to market capitalization utilizing the Company and comparable publicly traded companies in the same industry and applying this ratio to revenue of the reporting unit.

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

ADOPTION OF NEW ACCOUNTING STANDARDS
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The statement requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal 2003. The adoption of this statement did not have a significant impact on the results of operations or financial position of the Company.

In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement provides a single comprehensive accounting model for impairment of long-lived assets and discontinued operations. SFAS 144 became effective in the first quarter of fiscal 2003. The adoption of this statement did not have a significant impact on the results of operations or financial position of the Company.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The company does however recognize market risk from interest rate and foreign currency exchange exposure.

INTEREST RATE RISK
At September 30, 2002, the Company's cash resources earn interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. Any decrease in interest rates will have a negative effect on the Company's earnings. Using the September 30, 2002 balances and rates, it is estimated that a 1/2 of 1% increase in interest rates would increase interest expense by approximately $3,000. There is no assurance that interest rates will increase or decrease over the next fiscal year.

FOREIGN CURRENCY RISK
Certain of the Company's cash balances and the remaining proceeds from the sale of its South African subsidiaries are denominated in South African Rand. This exposes the Company to market risk with respect to fluctuations in the relative value of the South African Rand against the US Dollar. Due to the prohibitive cost of hedging these proceeds, the exposure has not been covered as yet. Should more favorable conditions arise, a suitable Rand hedge may be considered by management. For every 1% decline in the Rand/US Dollar exchange rate, at quarter-end exchange rates, the Company loses $934 on every R1,000,000 retained in South Africa. At September 30, 2002, the Company had total assets denominated in South African Rand of R49.55 million.

The following is information concerning assets denominated in South African Rand and the foreign currency gains and losses recognized during the three months ended September 30, 2002:

                                                           Foreign Currency
                                                           Gain/(Loss) for the
                                                           Three Months Ended
                                    September 30, 2002     September 30, 2002
                                    ------------------     ------------------
                                    In Rand                In US Dollars
Cash                                   4,656,008                $   (9,403)
Notes Receivable, net of reserve      44,439,214                   (89,750)
Other                                                                1,230
                                                                -----------
                                                                 $(97,923)
                                                                ===========

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and (2) that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

In October 2002, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our October 2002 evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

                           PART II - OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

99.1 Certification pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K:

             None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.
Date: November 13, 2002

                                        SILVERSTAR HOLDINGS, LTD.


                                    /s/ Clive Kabatznik
                                    -------------------
                                    Clive Kabatznik
                                    Chief Executive Officer, President and Chief
                                    Financial Officer

  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for
  ---------------------------------------------------------------------------
                         Quarterly Reports on Form 10-Q
                         ------------------------------

I, Clive Kabatznik, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Silverstar Holdings, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                 /s/ Clive Kabatznik
                                        -----------------------------------
                                        Clive Kabatznik
                                        Chief Executive Officer
                                        Chief Financial Officer