Form 10-Q
period 2002-12-31
SILVERSTAR HOLDINGS LTD
filed 2003-02-14
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 2002

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


--------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since
Last Report.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____No __

APPLICABLE ONLY TO CORPORATE ISSUERS:

          The number of shares of common stock outstanding as of February 4, 2003 was 8,769,058.

PART I -  FINANCIAL INFORMATION

ITEM 1 Condensed Consolidated Balance Sheets at December 31, 2002 (Unaudited) and June 30, 2002

          Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended December 31, 2002 and 2001

          Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2002 and 2001

          Notes to the Condensed Consolidated Financial Statements (Unaudited)

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3    Quantitative and Qualitative Disclosures About Market Risk

ITEM 4    Controls and Procedures

PART II - OTHER INFORMATION

ITEM 4    Submission of Matters to a Vote of Security Holders

ITEM 6    Exhibits and Reports on Form 8-K

SIGNATURES

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    December 31,                June 30,
                                                                           2002                    2002
                                                                           ----                    ----
                                                                     (Unaudited)

                                                                                   ASSETS
Current assets
      Cash and cash equivalents, includes restricted cash of
            $1,229,666 and $925,600, respectively                  $  2,049,566            $  2,650,476
      Accounts receivable, net                                          295,529                 267,408
      Inventories                                                       232,148                 121,630
      Current portion of notes receivable                               321,005                 409,971
      Prepaid expenses and other current assets                         171,143                 150,829
                                                                    -----------             -----------
            Total current assets                                      3,069,391               3,600,314
Property, plant and equipment, net                                      182,692                 216,179
Investments in affiliates                                               843,566                 843,566
Long-term notes receivable                                            5,146,312               3,859,138
Goodwill                                                              3,383,862               3,383,862
Intangible assets, net                                                  681,625               1,063,375
Deferred charges and other assets                                         6,130                   4,855
                                                                    -----------             -----------
Total assets                                                        $13,313,578             $12,971,289
                                                                    ===========             ===========

                                                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Lines of credit                                               $   640,527              $  103,955
      Current portion of long term debt                                  17,102                  22,682
      Accounts payable                                                  522,938                 374,572
      Other provisions and accruals                                     394,777                 395,187
      Deferred revenue                                                  735,969               1,020,044
                                                                    -----------             -----------
            Total current liabilities                                 2,311,313               1,916,440
Long term debt                                                           26,692                  35,776
Obligation related to acquisition of Student Sports                     807,000                 807,000
                                                                    -----------             -----------
Total liabilities                                                     3,145,005               2,759,216
                                                                    -----------             -----------
Stockholders' equity:
Capital stock:
      Preferred stock, $0.01 par value; 5,000,000 shares
            authorized; no shares issued and outstanding                     --                      --
      Common stock, class A, $0.01 par value; 50,000,000
            shares authorized; 7,839,610 and 8,001,310 shares
            issued and outstanding, respectively                         78,296                  80,013
      Common stock, class B, $0.01 par value; 2,000,000
            shares authorized; 946,589 shares issued and
            outstanding                                                   9,466                   9,466
      Common stock, FSAH Class B, R0.001 par value;
            10,000,000 shares authorized; 2,671,087 shares
            issued and outstanding                                          600                     600
Additional paid-in capital                                           63,740,452              63,763,870
Accumulated deficit                                                 (53,660,241)            (53,641,876)
                                                                    -----------             -----------
            Total stockholders' equity                               10,168,573              10,212,073
                                                                    -----------             -----------
Total liabilities and stockholders' equity                          $13,313,578             $12,971,289
                                                                    ===========             ===========


See notes to condensed consolidated financial statements.

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                   Three Months Ended December 31,
                                                                      2002                    2001
                                                                      ----                    ----

Revenues                                                          $986,758              $1,023,202

Operating expenses:
      Cost of sales                                                627,536                 540,071
      Selling, general and administrative                          951,484               1,174,998
      Impairment of intangible assets                              322,000                      --
      Amortization of intangible assets                             29,875                  29,875
      Depreciation                                                  21,984                  20,008
                                                                ----------             -----------
                                                                 1,952,879               1,764,952
                                                                ----------             -----------
            Operating loss                                        (966,121)               (741,750)

Other expense                                                       (4,484)                (47,672)
Foreign currency gains (losses)                                  1,008,389              (1,278,598)
Interest income                                                    157,893                 141,545
Interest expense                                                    (8,405)                 (2,460)
                                                                ----------             -----------
Income/(loss) from operations, before income taxes                 187,272              (1,928,935)

Provision for income taxes                                              --                      --
                                                                ----------             -----------

Net income/(loss):                                                $187,272             $(1,928,935)
                                                                ==========             ===========

Net income/(loss) per share:
      Basic                                                          $0.02                  $(0.22)
                                                                     =====                  ======
      Diluted                                                        $0.02                  $(0.22)
                                                                     =====                  ======

Weighted average common stock outstanding:
      Basic                                                      8,807,180               8,969,899
                                                                ==========               =========
      Diluted                                                   10,531,990               8,969,899
                                                                ==========               =========

See notes to condensed consolidated financial statements.

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Six Months Ended December 31,
                                                    2002                 2001
                                                    ----                 ----

Revenues                                      $2,434,122           $2,020,226

Operating expenses:
      Cost of sales                            1,359,301              990,142
      Selling, general and administrative      1,858,647            2,011,645
      Impairment of intangible assets            322,000                   --
      Amortization of intangible assets           59,750               46,625
      Depreciation                                48,325               37,140
                                              ----------           ----------
                                               3,648,023            3,085,552
                                              ----------           ----------
            Operating loss                    (1,213,901)          (1,065,326)

Other expense                                     (4,326)             (47,672)
Foreign currency gains (losses)                  910,466           (2,000,054)
Interest income                                  303,572              372,321
Interest expense                                 (14,176)             (11,572)
                                              ----------           ----------

Net loss from operations, before income taxes    (18,365)          (2,752,303)

Provision for income taxes                            --                   --
                                              ----------           ----------

Net loss                                        $(18,365)         $(2,752,303)
                                              ==========           ==========
Net loss per share:
      Basic and diluted                           $(0.00)              $(0.32)
                                              ==========           ==========

Weighted average common stock outstanding:     8,873,899            8,552,997
                                              ==========           ==========


See notes to condensed consolidated financial statements.

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                  Six Months Ended December 31,
                                                                   2002                    2001
                                                                   ----                    ----

Cash flow from operating activities:
      Net loss                                                 $(18,365)            $(2,752,303)
Adjustments to reconcile net loss to net cash
      used in operating activities:
            Impairment of intangible assets                     322,000                      --
            Depreciation and amortization                       108,075                  83,765
            Provision for doubtful accounts                       1,390                      --
            Foreign currency (gains) losses                  (1,111,026)              1,825,969
            Loss on disposal of fixed assets                      6,502                      --
            Non-cash interest income on notes receivable       (269,733)               (242,592)
            Changes in operating assets and liabilities        (296,462)             (1,096,608)
            Changes in other assets                              (1,275)                169,309
            Increase in debenture redemption reserve fund            --                   4,248
                                                             ----------              ----------
Net cash used in operating activities                        (1,258,894)             (2,008,212)

Cash flows from investing activities:
      Acquisition of property, plant and equipment              (25,868)                 (5,445)
      Return of purchase price Fantasy Sports                        --                 200,000
      Investment in affiliates                                       --                (200,000)
      Decrease in long-term notes receivable                    181,956                 231,918
                                                             ----------              ----------
Net cash provided by investing activities                       156,088                 226,473
                                                             ----------              ----------
Cash flows from financing activities:
      Short term borrowings, net                                536,572                  50,000
      Repayment of long term debt                                (9,541)               (368,795)
      Repurchase of treasury shares                             (25,135)                (52,797)
                                                             ----------              ----------
Net cash provided by (used in) financing activities             501,896                (371,592)
                                                             ----------              ----------

Net decrease in cash and cash equivalents                      (600,910)             (2,153,331)
Cash and cash equivalents, beginning of period                2,650,476               5,664,013
                                                             ----------              ----------
Cash and cash equivalents, end of period                     $2,049,566              $3,510,682
                                                             ==========              ==========

Supplemental cash flow information:
Cash paid for interest                                          $14,176                  $5,848
                                                             ==========              ==========


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

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of December 31, 2002 and the results of operations and cash flows for the interim periods of the fiscal year ending June 30, 2003 ("fiscal 2003") and the fiscal year ended June 30, 2002 ("fiscal 2002") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2002. Certain amounts in the fiscal 2002 financial statements have been reclassified to conform to the fiscal 2003 presentation.

NET INCOME OR LOSS PER SHARE
Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding and dilutive potential common shares which includes the dilutive effect of stock options, warrants, convertible debentures and shares to be issued in connection with the acquisition of Student Sports. Dilutive potential common shares, stock options, warrants and convertible debentures for all periods presented are computed utilizing the treasury stock method. The dilutive effect of shares to be issued in connection with the acquisition of Student Sports is computed using the average market price for the quarter. The diluted share base for the three months ended December 31, 2001 excludes shares of 1,736,205 and for the six months ended December 31, 2002 and 2001 excludes shares of 1,726,344 and 1,119,478, respectively. These shares are excluded due to their anti-dilutive effect as a result of the Company's net loss from operations for the three and six months ended December 31, 2001.

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

3.    INTANGIBLE ASSETS
The components of amortizable intangible assets as of December 31, 2002 and June 30, 2002 are as follows:

                            Cost as of              Accumulated Amortization
                           December 31         December 31,          June 30,
                     and June 30, 2002                2002              2002
                     -----------------                ----              ----
Customer Lists                $245,000            $160,125          $122,875
Noncompete agreement           225,000              56,250            33,750
                              --------            --------          --------
                              $470,000            $216,375          $156,625
                              ========            ========          ========

The components of intangible assets that have an indefinite life and are not amortizable at December 31, 2002 and June 30, 2002 are as follows:

      Trade Names                      $163,000          $485,000
      Internet domain                    65,000            65,000
      Video and audiovisual materials    50,000            50,000
      Copyright registration             75,000            75,000
      Statistics database                75,000            75,000
                                       --------          --------
                                       $428,000          $750,000
                                       ========          ========

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. During the second quarter of fiscal 2003, the Company prepared a valuation of Student Sports, Inc. (SSI), which valued SSI at approximately $428,400. The valuation was based on projected calendar 2003 cash flows for SSI of approximately $125,500 and a capitalization rate of 30%. The methodology used to value SSI is consistent with the valuation performed by a third party valuation firm when SSI was acquired. However, due to the current economic environment, and the fact that SSI did not meet its fiscal 2002 projections, management determined that the capitalization rate should be adjusted for increased risk and therefore used a capitalization rate of 30%. Management believes that SSI's future cash flows will be generated primarily by the non-amortized intangible assets. Accordingly, the carrying value of SSI's non-amortized intangible assets of $750,000 has been reduced to approximately $428,400, resulting in an impairment loss of approximately $322,000.

Amortization expense for intangible assets for the first six months of fiscal 2003 was $59,750. Estimated amortization expense for the rest of fiscal 2003 and for the succeeding four fiscal years after that is as follows:

      2003             $59,750
      2004              69,750
      2005              53,500
      2006              47,875
      2007              12,250


The balance in goodwill by business segment is as follows:

                                                            Internet
                                                             Fantasy
                                                Marketing     Sports
                                                 Services      Games       Total
                                                 -------- ----------  ----------
Balance at December 31, 2002 and June 30, 2002   $436,038 $2,947,824  $3,383,862
                                                 ======== ==========  ==========

During the second quarter, the Company performed the goodwill impairment test for Student Sports, Inc. (SSI). As discussed above, the Company prepared a valuation of SSI, which valued SSI at approximately $428,400. This value exceeded the carrying value of SSI at December 31, 2002 (including goodwill) and therefore no impairment of goodwill exists at this time.

4.    CASH FLOWS

The changes in operating assets and liabilities consist of the following:


                                                                       Six Months Ended December 31,
                                                                        2002                    2001
                                                                        ----                    ----
(Increase)/ decrease in accounts receivable                      $   (29,511)         $       68,924
(Increase)/decrease in inventories                                  (110,518)                161,512
(Increase)/decrease in prepaid expenses and other current assets     (20,314)                 38,202
Increase/(decrease) in accounts payable                              148,366                (415,820)
Decrease in other provisions and accruals                           (284,485)               (949,426)
                                                                   ---------             -----------
                                                                   $(296,462)            $(1,096,608)
                                                                   =========             ===========

During the six months ended December 31, 2001, the Company issued stock valued at $484,200 and recorded liabilities of $903,045, including the $807,000 to be settled by issuance of the Company's stock in March 2004, to acquire the assets of Student Sports. In addition, during the six months ended December 31, 2002 and 2001, the Company retired 171,700 and 55,000 shares of Class A common stock that it had repurchased for $25,135 and $52,797, respectively.

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

 Information concerning the results of operations for the three and six months ended December 31, 2002 and 2001 and information concerning identifiable assets as of December 31, 2002 and June 30, 2002 for the two segments in which the Company operates are shown in the following table. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash and notes receivable. The Company does not have any operations outside of the United States.

Identifiable Assets:                         December 31, 2002  June 30, 2002
                                             -----------------  -------------
Segments:
      Marketing services                            $1,607,308  $  1,910,896
      Internet fantasy sports games                  3,503,512     3,439,032
                                                   -----------   -----------
                                                     5,110,820     5,349,928
      Corporate                                      8,202,758     7,621,361
                                                   -----------   -----------
Consolidated Totals                                $13,313,578   $12,971,289
                                                   ===========   ===========

                                                Three Months Ended December 31,
Revenues                                                  2002          2001
                                                          ----          ----
Segments:
      Marketing services                             $ 335,232   $   339,541
      Internet fantasy sports games                    651,526       683,661
                                                   -----------   -----------
Consolidated totals                                   $986,758    $1,023,202
                                                   ===========   ===========

Loss from operations:
Segments:
      Marketing services                             $(432,737)$    (194,773)
      Internet fantasy sports games                   (204,152)     (244,564)
                                                   -----------   -----------
                                                      (636,889)     (439,337)
Corporate:
      Corporate general and administrative expenses   (329,232)     (302,413)
      Other expense                                     (4,484)      (47,672)
      Foreign currency gains/(losses)                1,008,389    (1,278,598)
      Interest income                                  157,893       141,545
      Interest expense                                  (8,405)       (2,460)
                                                   -----------   -----------
Consolidated totals                                  $ 187,272   $(1,928,935)
                                                   ===========   ===========

                                                Six Months Ended December 31,
Revenues:                                                 2002          2001
                                                          ----          ----
Segments:
      Marketing services                           $   761,282    $  339,541
      Internet fantasy sports games                  1,672,840     1,680,685
                                                   -----------   -----------
Consolidated totals                                 $2,434,122    $2,020,226
                                                   ===========   ===========

Loss from operations:
Segments:
      Marketing services                             $(595,405)$    (194,773)
      Internet fantasy sports games                    (85,653)     (250,338)
                                                   -----------   -----------
                                                      (681,058)     (445,111)
Corporate:
      Corporate general and administrative expenses   (532,843)     (620,215)
      Other expense                                     (4,326)      (47,672)
      Foreign currency gains/(losses)                  910,466    (2,000,054)
      Interest income                                  303,572       372,321
      Interest expense                                 (14,176)      (11,572)
                                                   -----------   -----------
Consolidated totals                                  $ (18,365)  $(2,752,303)
                                                   ===========   ===========

6.    DEBT

LINES OF CREDIT
In June, 2002, Fantasy Sports obtained a secured line of credit facility for borrowings up to $1.0 million, which is fully secured against cash balances held in the Company's account. This facility is due on demand and has an interest rate of 3.75%. The balance outstanding under this line of credit at December 31, 2002, was $440,527.

The Company also had an unsecured line of credit utilized by Fantasy Sports. This facility is payable on demand and bears interest based on prime plus 1/2% (5.25% at December 31, 2002). The balance outstanding under this line of credit totaled $50,000 at December 31, 2002.

In addition, the Company has a $150,000 secured line of credit facility utilized by Student Sports, which is fully secured against cash balances held in the Company's account. This facility is due on demand and has an interest rate of 5.25%. The balance outstanding under this line of credit at December 31, 2002 was $150,000.

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

RESULTS OF OPERATIONS

Both of the Company's subsidiaries have seasonal trends that affect the revenues and results of their businesses. Fantasy Sports accrues its revenues and recognizes most of its income during the June and September quarters. Therefore, the results for the December and March quarters are negatively affected by this seasonality. Student Sports, while somewhat less affected by seasonal factors, generates less revenues in the December quarter than during the rest of the year.

QUARTER ENDED DECEMBER 31, 2002 AS COMPARED TO QUARTER ENDED DECEMBER 31, 2001

REVENUES
Revenues were $987,000 in the second quarter of fiscal 2003 as compared to $1,023,000 in the same period in the prior year. Fantasy Sports sales were slightly lower than the prior year, due to a decrease of approximately $117,000 in revenues from the NASCAR and College Football games, offset by increased merchandise sales. Student Sports sales were basically unchanged from the prior year's second quarter.

COST OF SALES
Cost of sales were $628,000 in the second quarter of fiscal 2003 as compared to $540,000 in the same period of the prior year. The increase is primarily a result of increases in the cost of prize winnings, offset by reduced payroll and facility expenses at Fantasy Sports.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the quarter ended December 31, 2002 were $951,000 a decrease of approximately $224,000 over same period in the prior year. The decrease was in Fantasy Sport's selling expenses, primarily advertising costs, and a decline in general and administrative expenses across all segments due to cost control measures implemented in the second half of 2002. The Company continues to implement cost control measures to reduce operating losses and achieve profitability.

IMPAIRMENT OF INTANGIBLE ASSETS
Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. During the second quarter of fiscal 2003, the Company prepared a valuation of Student Sports, Inc. (SSI), which valued SSI at approximately $428,400. The valuation was based on projected calendar 2003 cash flows for SSI of approximately $125,500 and a capitalization rate of 30%. The methodology used to value SSI is consistent with the valuation performed by a third party valuation firm when SSI was acquired. However, due to the current economic environment, and that SSI did not meet its fiscal 2002 projections, management determined that the capitalization rate should be adjusted for increased risk and therefore used a capitalization rate of 30%. Management believes that SSI's future cash flows will be generated primarily by the non-amortized intangibles assets. Accordingly, the carrying value of SSI's non-amortized intangible assets of $750,000 has been reduced to the value calculated of approximately $428,400, resulting in an impairment loss of approximately $322,000.

AMORTIZATION AND DEPRECIATION
Amortization of intangible assets were unchanged at $30,000 in the second quarter of fiscal 2002. Depreciation expense was basically unchanged at $22,000 in fiscal 2003 as compared to the prior year.

FOREIGN CURRENCY GAINS (LOSSES)
Foreign currency gains or losses are related to the assets remaining from the sale of discontinued South African operations. The foreign currency gains during the second quarter of fiscal 2003 were $1,008,000 as compared to losses of $1,279,000 in the second quarter of fiscal 2002. These gains and losses are a result of the fluctuations of the South African Rand against the US dollar. During the quarter ended December 31, 2002, the Rand appreciated approximately 18% against the US dollar, while it depreciated 33% in the corresponding period last year. These foreign currency gains and losses are non cash items until converted into US dollars, when any accumulated gains or losses will be converted into cash.

INTEREST INCOME
Interest income of $158,000 was recorded during the second quarter of fiscal 2003, as compared to interest income of $142,000 during the second quarter of fiscal 2002. The increase in interest income in fiscal 2003 was primarily the result of the appreciation of the South African Rand against the US dollar since the prior year, which affects interest earned on Notes Receivable from the sale of the South African operations, offset by lower invested cash balances.

PROVISION FOR INCOME TAXES
The Company is registered in Bermuda, where no tax laws are applicable. Three of the Company's subsidiaries are subject to income taxes. Up to this date, none of them has had taxable income. They have incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET PROFIT (LOSS)
The Company recognized net income of $187,000 during the second quarter of fiscal 2003 as compared to a loss of $1,929,000 during the same period in the prior year. The improvement in income over the prior year is primarily a result of the foreign currency gains as a result of the appreciation of the South African Rand rate against the US dollar during the second quarter of fiscal year 2003 compared to depreciation in the second quarter of the prior year. Additionally, Fantasy Sports generated a smaller operating loss due to reduction of corporate general and administrative expenses. These expenses were also reduced at the corporate level as compared to a comparable period during the prior year. These gains were offset by a loss due to impairment of intangible assets at Student Sports.

SIX MONTHS ENDED DECEMBER 31, 2002 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2001

REVENUES
Revenues were $2,434,000 in the first six months of fiscal 2003 as compared to $2,020,000 in the same period in the prior year. The increase was primarily the result of the acquisition of Student Sports, which was acquired at the end of the first quarter of fiscal 2002. Fantasy Sports sales were basically even with the prior year, with decreases in revenues from the NASCAR and College Football games offset by increased merchandise sales and outside promotions.

COST OF SALES
Cost of sales were $1,359,000 in the first six months of fiscal 2003 as compared to $990,000 in the same period of the prior year. The increase is primarily a result the acquisition of Student Sports at the end of the first quarter of the prior year. In addition, Fantasy Sports showed an increase in the cost of prize winnings as a result of new games added during fiscal 2003 and increased costs of retail merchandise sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the six months ended December 31, 2002 were $1,859,000, a decrease of approximately $153,000 over same period in the prior year. The decrease was in Fantasy Sport's selling expenses, primarily advertising costs, and a decline in general and administrative expenses in general due to cost control measures implemented during the second half of 2002. The Company continues to implement cost control measures to reduce operating losses and achieve profitability. The decrease was offset by an increase due to the acquisition of Student Sports at the end of the first quarter of the prior year.

IMPAIRMENT OF INTANGIBLE ASSETS
Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. During the second quarter of fiscal 2003, the Company prepared a valuation of Student Sports, Inc. (SSI), which valued SSI at approximately $428,400. The valuation was based on projected calendar 2003 cash flows for SSI of approximately $125,500 and a capitalization rate of 30%. The methodology used to value SSI is consistent with the valuation performed by a third party valuation firm when SSI was acquired. However, due to the current economic environment, and that SSI did not meet its fiscal 2002 projections, management determined that the capitalization rate should be adjusted for increased risk and therefore used a capitalization rate of 30%.

Management believes that SSI's future cash flows will be generated primarily by the non-amortized intangibles assets. Accordingly, the carrying value of SSI's non-amortized intangible assets of $750,000 has been reduced to the value calculated of approximately $428,400, resulting in an impairment loss of approximately $322,000.

AMORTIZATION AND DEPRECIATION
Amortization of intangible assets increased from $47,000 in the first six months of fiscal 2002 to $60,000 in the same period of the current year. Depreciation expense increased to $48,000 in fiscal 2003 from $37,000 in the prior year, primarily as a result of the acquisition of Student Sports during the prior year.

FOREIGN CURRENCY GAINS (LOSSES)
Foreign currency gains or losses are related to the assets remaining from the sale of discontinued South African operations. The foreign currency gains during the first six months of fiscal 2003 were $910,000 as compared to losses of $2,000,000 in the first six months of fiscal 2002. These gains and losses are a result of the fluctuations of the South African Rand against the US dollar. During the six months ended December 31, 2002, the Rand appreciated approximately 17% against the US dollar, while it depreciated 50% in the corresponding period last year. These foreign currency gains and losses are non cash items until converted into US dollars, when any accumulated gains or losses will be converted into cash.

INTEREST INCOME
Interest income of $304,000 was recorded during the first six months of fiscal 2003, as compared to interest income of $372,000 during the same period in fiscal 2002. The decrease in interest income in fiscal 2003 was primarily the result of lower invested cash balances and lower US interest rates. Interest earned on Notes Receivable from the sale of the South African operations were basically even with the prior year.

PROVISION FOR INCOME TAXES
The Company is registered in Bermuda, where no tax laws are applicable. Three of the Company's subsidiaries are subject to income taxes. Up to this date, none of them has had taxable income. They have incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS
The Company recognized net loss of $18,000 during the first six months of fiscal 2003 as compared to a loss of $2,752,000 during the same period in the prior year. The improvement in income over the prior year is primarily a result of the foreign currency gains as a result of the appreciation of the South African Rand rate against the US dollar during the second quarter of fiscal year 2003 compared to depreciation in the second quarter of the prior year. There was also a decrease in Fantasy Sport's selling expenses, primarily advertising costs, and a decline in general and administrative expenses in general due to cost control measures implemented during the second half of 2002. These improvements were offset by an impairment loss on intangible assets at Student Sports.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash decreased by $601,000 from $2,650,000 at June 30, 2002 to $2,050,000 at
December 31, 2002. The decrease in cash is a result of the payment of operating expenses of the company in excess of revenues collected, as well as a loan of approximately $230,000 made to one of the Company's former South African subsidiaries. This loan was made to facilitate a restructuring of that company's capital structure and reduce our overall guarantees for their bank facilities.

This note will bear interest at 5% per annum and will be repaid within 48 months. The balance of the remaining cash is being held for working capital purposes and to fund potential investments.

The Company has guaranteed certain bank facilities of some of its former industrial subsidiaries in South Africa. As a result of the previously mentioned loan these guarantees have been reduced to approximately $640,000 from approximately $1,200,000 during fiscal 2002 and are secured by like amounts of cash. Under the revised loan agreement (previously mentioned) we anticipate these guarantees to reduce by approximately $12,000 per month. In the event these guarantees are called, the Company has recourse to certain assets of these former subsidiaries, which should substantially cover the Company's potential exposure.

Working capital decreased $926,000 to $758,000 at December 31, 2002 from $1,684,000 at June 30, 2002. This decrease is primarily the result of an increase in short term borrowings under lines of credit, offset by increases in inventory and accounts receivable balances.

At December 31, 2002, the Company had borrowings of $684,000, which consisted of $641,000 of advances against lines of credit secured by like amounts of cash and $44,000 of equipment loans. Approximately $491,000 of these borrowings were incurred by the Fantasy Sports division.

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

The Company intends to continue to work on building its existing portfolio of subsidiaries in terms of revenues and profitability. It may also acquire further synergistic businesses and may therefore utilize a portion of its remaining cash balances and the proceeds of its disposal of Lifestyle to fund this strategy to the extent that suitable acquisition candidates can be identified. The Company may be required to incur additional indebtedness or equity financing in connection with the funding of future acquisitions. There is no assurance that the Company will be able to secure additional indebtedness or raise additional equity to finance future acquisitions on terms acceptable to management, if at all. The Company may also seek to dispose of its operating subsidiaries should it be unable to find appropriate synergistic acquisitions, or if its subsidiaries fail to meet operating goals.

FUTURE COMMITMENTS
Through December 31, 2002, Fantasy and Student Sports, the Company's operating subsidiaries, had incurred net losses from operations. The Company anticipates that this situation will be rectified through a combination of expense reductions and increased revenues. However, there are no assurances that these changes will be successful. In the event that these plans are not successful, the Company may need to continue to support the operations of its subsidiaries.

The Company intends to bring its operating subsidiaries to profitability and to preserve its cash balances to the best of its ability. The Company anticipates continued repayments from certain notes receivable.

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

GOODWILL
The Company adopted SFAS 142 during fiscal 2002 and no longer amortizes goodwill. The Company tests goodwill for impairment in the fourth quarter for Fantasy Sports, Inc. The goodwill impairment test for Student Sports, Inc. and subsequent acquisitions will be performed on the one year anniversary of the acquisition and in that period thereafter. The goodwill impairment test for Student Sports Inc. was performed during the second quarter of fiscal 2003 and it was determined that no impairment existed. The Company performs the impairment test in accordance with SFAS 142 "Goodwill and Other Intangible Assets." SFAS 142 requires that the fair value of the reporting unit be compared to the carrying value, including goodwill, as the first step in the impairment test. The Company determined fair value for Fantasy at June 30, 2002, by developing a ratio of revenue to market capitalization utilizing the Company and comparable publicly traded companies in the same industry and applying this ratio to revenue of the reporting unit. The Company determined fair value for Student Sports, Inc. based on projected cash flows for fiscal 2003, multiplied by a capitalization rate of 30%.

INTANGIBLE ASSETS
Intangible assets include trademarks, customer lists and other intellectual property and non-competition agreements. Intangible assets, excluding goodwill, are stated on the basis of cost and are amortized on a straight-line basis over a period of three to ten years. Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise. Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets. Should these cash flows not equate to or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required. During the second quarter of fiscal 2003, the Company evaluated the goodwill and intangible assets of Student Sports for impairment losses. While the goodwill was not impaired, it was determined that there was an impairment loss of $322,000 for intangible assets as discussed in footnote three to the condensed consolidated financial statements in Item 1 of Part I.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has not determined whether it will adopt the fair value method of accounting for stock-based employee compensation.

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The company does however recognize market risk from interest rate and foreign currency exchange exposure.

INTEREST RATE RISK
At December 31, 2002, the Company's cash resources earn interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. Any decrease in interest rates will have a negative effect on the Company's earnings. Using the December 31, 2002 balances and rates, it is estimated that a 1/2 of 1% increase in interest rates would increase interest expense by approximately $3,200. There is no assurance that interest rates will increase or decrease over the next fiscal year.

FOREIGN CURRENCY RISK
Certain of the Company's cash balances and the remaining proceeds from the sale of its South African subsidiaries are denominated in South African Rand. This exposes the Company to market risk with respect to fluctuations in the relative value of the South African Rand against the US Dollar. Due to the prohibitive cost of hedging these proceeds, the exposure has not been covered as yet. Should more favorable conditions arise, a suitable Rand hedge may be considered by management. For every 1% decline in the Rand/US Dollar exchange rate, at quarter-end exchange rates, the Company loses $1,151 on every R1 million retained in South Africa. At December 31, 2002, the Company had total assets denominated in South African Rand of R47.64 million.

The following is information concerning assets denominated in South African Rand and the foreign currency gains and losses recognized during the three months ended December 31, 2002:

                                                         Foreign Currency
                                                         Gain/(Loss) for the Six
                                                         Months Ended
                                    December 31, 2002    December 31, 2002
                                    -----------------    -----------------
                                    in Rand              US Dollars
Cash                                          561,085         $ 10,861
Notes Receivable, net of reserve           46,933,613          908,539
Other                                                           (8,934)
                                                              --------
                                                              $910,466
                                                              ========

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

In January 2003, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our January 2003 evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 16, 2002 the Company held its annual meeting of stockholders. At the annual meeting, the Company's stockholders elected five directors to serve until the next annual meeting and until their respective successors are elected and qualified. At the annual meeting, the Company's stockholders also approved and adopted a proposal to ratify the action of the Board of Directors in appointing Rachlin Cohen & Holtz LLP as the Company's independent public accountants for the fiscal year ending June 30, 2003. The votes for directors were as follows:

                                 Votes
                     ----------------------------
                        For               Withheld
                     ---------            --------
Michael Levy         9,452,088             28,260
Clive Kabatznik      9,452,088             28,260
Cornelius J. Roodt   9,452,088             28,260
Stanley Castleton    9,452,088             28,260
Joseph Weil          9,452,088             28,260

The votes to approve and adopt a proposal to ratify the action of the Board of Directors in appointing Rachlin Cohen & Holtz LLP as the Company's independent public accountants for the fiscal year ending June 30, 2003 were as follows:

            For            Against              Abstain
         ---------         -------              -------
         9,463,548         16,800                  0

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

99.1 Certification pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

        None.

                                   SIGNATURES

                      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.
          Date:  February 12, 2003

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


Date: February 12, 2003                            /s/ Clive Kabatznik
                                                   ------------------------
                                                   Clive Kabatznik
                                                   Chief Executive Officer
                                                   Chief Financial Officer