Form 10-Q
period 2003-03-31
SILVERSTAR HOLDINGS LTD
filed 2003-05-14
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2003

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

          The number of shares of common stock outstanding as of May 1, 2003 was 8,769,058.

PART I -  FINANCIAL INFORMATION

ITEM 1 Condensed Consolidated Balance Sheets at March 31, 2003 (Unaudited) and June 30, 2002

              Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended March 31, 2003 and 2002

              Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2003 and 2002

              Notes to the Condensed Consolidated Financial Statements
              (Unaudited)

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3        Quantitative and Qualitative Disclosures About Market Risk

ITEM 4        Controls and Procedures

PART II - OTHER INFORMATION

ITEM 6        Exhibits and Reports on Form 8-K

SIGNATURES

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         MARCH 31,            June 30,
                                                                             2003                2002
                                                                             ----                ----
                                                                       (Unaudited)

                                                                                   ASSETS

Current assets
      Cash and cash equivalents, includes restricted cash of
      $904,254 , and $925,600, respectively                              $  1,923,866      $  2,650,476
      Accounts receivable, net                                                298,907           267,408
      Inventories                                                             120,950           121,630
      Current portion of notes receivable                                     296,992           409,971
      Prepaid expenses and other current assets                               228,985           150,829
                                                                         ------------      ------------
            Total current assets                                            2,869,700         3,600,314
Property, plant and equipment, net                                            198,895           216,179
Investments in affiliates                                                     843,566           843,566
Long-term notes receivable                                                  5,659,506         3,859,138
Goodwill                                                                    3,383,862         3,383,862
Intangible assets, net                                                        651,750         1,063,375
Deferred charges and other assets                                               6,130             4,855
                                                                         ------------      ------------
Total assets                                                             $ 13,613,409      $ 12,971,289
                                                                         ============      ============

                                                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

      Lines of credit                                                    $    217,998      $    103,955
      Current portion of long term debt                                        22,676            22,682
      Accounts payable                                                        441,421           374,572
      Other provisions and accruals                                           334,137           395,187
      Deferred revenue                                                      1,502,726         1,020,044
                                                                         ------------      ------------
            Total current liabilities                                       2,518,958         1,916,440
Long term debt                                                                 40,072            35,776
Obligation related to acquisition of Student Sports                           807,000           807,000
                                                                         ------------      ------------
Total liabilities                                                           3,366,030         2,759,216
                                                                         ------------      ------------
Stockholders' equity:
Capital stock:
      Preferred stock, $0.01 par value; 5,000,000 shares
            authorized; no shares issued and outstanding                           --                --
      Common stock, class A, $0.01 par value; 50,000,000
            shares authorized; 7,829,610 and 8,001,310 shares
            issued and outstanding, respectively                               78,296            80,013
      Common stock, class B, $0.01 par value; 2,000,000
            shares authorized; 946,589 shares issued and
            outstanding                                                         9,466             9,466
      Common stock, FSAH Class B, R0.001 par value;
            10,000,000 shares authorized; 2,671,087 shares
            issued and outstanding                                                600               600
Additional paid-in capital                                                 63,740,452        63,763,870
Accumulated deficit                                                       (53,581,435)      (53,641,876)
                                                                         ------------      ------------
            Total stockholders' equity                                     10,247,379        10,212,073
                                                                         ------------      ------------
Total liabilities and stockholders' equity                               $ 13,613,409      $ 12,971,289
                                                                         ============      ============


See notes to condensed consolidated financial statements.

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED MARCH 31,
                                                            2003              2002
                                                            ----              ----

Revenues                                               $    969,227      $    985,172
                                                       ------------      ------------

Operating expenses:
      Cost of sales                                         560,595           751,986
      Selling, general and administrative                   848,294         1,330,854
      Amortization of intangible assets                      29,875            29,875
      Depreciation                                           24,489            23,303
                                                       ------------      ------------
                                                          1,463,253         2,136,018
                                                       ------------      ------------
            Operating loss                                 (494,026)       (1,150,846)

Other income (expense)                                        4,741               202
Foreign currency gains                                      411,400           250,597
Interest income                                             163,498           119,887
Interest expense                                             (6,807)             (432)
                                                       ------------      ------------
Income/(loss) from operations, before income taxes           78,806          (780,592)

Provision for income taxes                                       --                --
                                                       ------------      ------------

Net income/(loss):                                     $     78,806      $   (780,592)
                                                       ============      ============

Net income/(loss) per share:
      Basic                                            $       0.01      $      (0.09)
                                                       ============      ============
      Diluted                                          $       0.01      $      (0.09)
                                                       ============      ============

Weighted average common stock outstanding:

      Basic                                               8,776,199         8,949,855
                                                       ============      ============
      Diluted                                            10,509,053         8,949,855
                                                       ============      ============


See notes to condensed consolidated financial statements.

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                   NINE MONTHS ENDED MARCH 31,

                                                    2003                 2002
                                                    ----                 ----


Revenues                                       $  3,403,349      $  3,005,398
                                               ------------      ------------

Operating expenses:
      Cost of sales                               1,919,896         1,742,128
      Selling, general and administrative         2,706,941         3,342,499
      Impairment of intangible assets               322,000                --
      Amortization of intangible assets              89,625            76,500
      Depreciation                                   72,814            60,443
                                               ------------      ------------
                                                  5,111,276         5,221,570
                                               ------------      ------------
            Operating loss                       (1,707,927)       (2,216,172)

Other income (expense)                                  415           (47,470)
Foreign currency gains (losses)                   1,321,866        (1,749,457)
Interest income                                     467,070           492,208
Interest expense                                    (20,983)          (12,004)
                                               ------------      ------------

Net income (loss) from operations,
before income taxes                                  60,441        (3,532,895)

Provision for income taxes                               --                --
                                               ------------      ------------

Net income (loss)                              $     60,441      $ (3,532,895)
                                               ============      ============

Net income/(loss) per share:
      Basic                                    $       0.01      $      (0.09)
                                               ============      ============
      Diluted                                  $       0.01      $      (0.09)
                                               ============      ============

Weighted average common stock outstanding:

      Basic                                       8,841,332         8,685,283
                                               ============      ============
      Diluted                                    10,509,053         8,685,283
                                               ============      ============


See notes to condensed consolidated financial statements.

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                NINE MONTHS ENDED MARCH 31,
                                                                  2003             2002
                                                                  ----             ----

Cash flow from operating activities:
      Net income (loss)                                       $    60,441      $(3,532,895)
Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
            Impairment of intangible assets                       322,000               --
            Depreciation and amortization                         162,439          136,943
            Provision for doubtful accounts                         3,700               --
            Foreign currency (gains) losses                    (1,506,460)       1,614,385
            Loss on disposal of fixed assets                        6,502               --
            Non-cash interest income on notes receivable         (427,791)        (345,100)
            Changes in operating assets and liabilities           375,806          (12,095)
            Changes in other assets                                (1,275)         159,208
            Increase in debenture redemption reserve fund              --            4,248
                                                              -----------      -----------
Net cash used in operating activities                          (1,004,638)      (1,975,306)


Cash flows from investing activities:

      Acquisition of property, plant and equipment                (43,460)         (73,711)
      Return of purchase price Fantasy Sports                          --          200,000
      Investment in affiliates                                         --         (200,000)
      Decrease in long-term notes receivable                      246,047          317,668
                                                              -----------      -----------
Net cash provided by investing activities                         202,587          243,957
                                                              -----------      -----------
Cash flows from financing activities:

      Short term borrowings, net                                  114,043               --
      Repayment of long term debt                                 (13,467)        (370,946)
      Repurchase of treasury shares                               (25,135)         (62,037)
                                                              -----------      -----------
Net cash provided by (used in) financing activities                75,441         (432,983)
                                                              -----------      -----------

Net decrease in cash and cash equivalents                        (726,610)      (2,164,332)
Cash and cash equivalents, beginning of period                  2,650,476        5,664,013
                                                              -----------      -----------
Cash and cash equivalents, end of period                      $ 1,923,866      $ 3,499,681
                                                              ===========      ===========

Supplemental cash flow information:

Cash paid for interest                                        $    20,893      $     6,280
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

On November 17, 2000, the Company acquired Fantasy Sports, Inc. ("Fantasy"). Fantasy specializes in Internet-based subscriptions for NASCAR, college football and basketball and other fantasy sports games and sale of die-cast racing cars. On September 24, 2001, the Company acquired Student Sports, Inc. ("StudentSports"), a media company producing publications, television programs and various marketing initiatives for the high school sports market.

2.   BASIS OF PREPARATION

The unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries in which it has a majority voting interest. Investments in affiliates are accounted for under the equity or cost method of accounting. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of March 31, 2003 and the results of operations and cash flows for the interim periods of the fiscal year ending June 30, 2003 ("fiscal 2003") and the fiscal year ended June 30, 2002 ("fiscal 2002") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2002. Certain amounts in the fiscal 2002 financial statements have been reclassified to conform to the fiscal 2003 presentation.

NET INCOME OR LOSS PER SHARE
Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding and dilutive potential common shares reflecting the dilutive effect of stock options, warrants, convertible debentures and shares to be issued in connection with the acquisition of Student Sports. Dilutive potential common shares, stock options, warrants and convertible debentures for all periods presented are computed utilizing the treasury stock method. The dilutive effect of shares to be issued in connection with the acquisition of Student Sports is computed using the average market price for the quarter. The diluted share base for the three and nine months ended March 31, 2002 excludes shares of 1,746,605 and 1,741,018 respectively. These shares are excluded due to their anti-dilutive effect as a result of the Company's net loss from operations for the three and nine months ended March 31, 2002.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has decided not to adopt the fair value method of accounting for stock-based employee compensation but has adopted the disclosure provisions affecting those companies who continue to use the intrinsic value method of accounting for stock options under APB 25.

In November 2002 the FASB issued FASB Interpretation No., or FIN 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEE OF INDEBTEDNESS OF OTHERS. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company has adopted the provisions of this pronouncement to existing loan guarantees. See Note 7.

3.   INTANGIBLE ASSETS

The components of amortizable intangible assets as of MARCH 31, 2003 and June 30, 2002 are as follows:

                            Cost as of              Accumulated Amortization
                       March  31, 2003            March 31,          June 30,
                     and June 30, 2002                2003              2002
                     -----------------                ----              ----
Customer Lists                $245,000            $178,750          $122,875
Noncompete agreement           225,000              67,500            33,750
                              --------            --------          --------
                              $470,000            $246,250          $156,625
                              ========            ========          ========

The components of intangible assets that have an indefinite life and are not Amortizable are as follows:

                                            March 31, 2003    June 30, 2002

      Trade Names                              $163,000          $485,000
      Internet domain                            65,000            65,000
      Video and audiovisual materials            50,000            50,000
      Copyright registration                     75,000            75,000
      Statistics database                        75,000            75,000
                                               --------          --------
                                               $428,000          $750,000
                                               ========          ========

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. During the second quarter of fiscal 2003, the Company prepared a valuation of Student Sports, Inc. (SSI), which valued SSI at approximately $428,400. The valuation was based on projected calendar 2003 cash flows for SSI of approximately $125,500 and a capitalization rate of 30%. The methodology used to value SSI is consistent with the valuation performed by a third party valuation firm when SSI was acquired. However, due to the economic environment, and the fact that SSI did not meet its fiscal 2002 projections, management determined that the capitalization rate should be adjusted for increased risk and therefore used a capitalization rate of 30%. Management believes that SSI's future cash flows will be generated primarily by the non-amortized intangible assets. Accordingly, the carrying value of SSI's non-amortized intangible assets of $750,000 has been reduced to approximately $428,400, resulting in an impairment loss of approximately $322,000.

Amortization expense for intangible assets for the first nine months of fiscal 2003 was $89,625. Estimated amortization expense for the rest of fiscal 2003 and for the succeeding four fiscal years after that is as follows:

      2003             $29,875
      2004              70,750
      2005              54,500
      2006              48,875
      2007              13,250

The balance in goodwill by business segment is as follows:

                                                          Internet
                                                           Fantasy
                                                            Sports
                                             Marketing      Games         Total
                                              --------   ----------   ----------
Balance at March 31, 2003 and June 30, 2002   $436,038   $2,947,824   $3,383,862
                                              ========   ==========   ==========

During the second quarter, the Company performed the goodwill impairment test for Student Sports, Inc. (SSI). As discussed above, the Company prepared a valuation of SSI, which valued SSI at approximately $428,400. This value exceeded the carrying value of SSI at December 31, 2002 (including goodwill) and therefore no impairment of goodwill existed.

4.   CASH FLOWS

The changes in operating assets and liabilities consist of the following:


                                                                      NINE MONTHS ENDED MARCH 31,
                                                 .                      2003            2002
                                                                        ----            ----

INCREASE IN ACCOUNTS RECEIVABLE                                      $ (35,199)     $ (56,745)
DECREASE IN INVENTORIES                                                    680        329,411
(INCREASE)/DECREASE IN PREPAID EXPENSES AND OTHER CURRENT ASSETS       (78,156)         3,844
DECREASE IN BANK OVERDRAFT                                                  --        (92,887)
INCREASE/(DECREASE) IN ACCOUNTS PAYABLE                                 66,849       (221,159)
INCREASE IN OTHER PROVISIONS AND ACCRUALS                              421,632         25,441
                                                                     ---------      ---------
                                                                     $ 375,806      $ (12,095)
                                                                     =========      =========

During the nine months ended March 31, 2002, the Company issued stock valued at $484,200 and recorded liabilities of $903,045, including the $807,000 to be settled by issuance of the Company's stock in March 2004, to acquire the assets of Student Sports. In addition, during the nine months ended March 31, 2003 and 2002, the Company retired 171,700 and 77,000 shares of Class A common stock that it had repurchased for $25,135 and $62,037, respectively. During the nine months ended March 31, 2003 the company financed $22,880 of a fixed asset acquistion.

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

Information concerning the results of operations for the three and nine months ended March 31, 2003 and 2002 and information concerning identifiable assets as of March 31, 2003 and June 30, 2002 for the two segments in which the Company operates are shown in the following table. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash and notes receivable. The Company does not have any operations outside of the United States.

Identifiable Assets:                           March 31, 2003  June 30, 2002
                                             -----------------  -------------
Segments:
      Marketing services                           $ 1,612,329  $   1,910,896
      Internet fantasy sports games                  3,466,505      3,439,032
                                                   -----------  -------------
                                                     5,078,834      5,349,928
      Corporate                                      8,534,575      7,621,361
                                                   -----------  -------------
Consolidated Totals                                $13,613,409  $  12,971,289
                                                   ===========  =============

                                                Three Months Ended March 31,
Revenues                                                  2003          2002
                                                          ----          ----
Segments:
      Marketing services                           $   316,204  $     350,204
      Internet fantasy sports games                    653,023        634,968
                                                   -----------  -------------
Consolidated totals                                $   969,227  $     985,172
                                                   ===========  =============

Loss from operations:
Segments:
      Marketing services                           $  ( 58,206) $    (267,312)
      Internet fantasy sports games                   (189,573)      (570,991)
                                                   -----------  -------------
                                                      (247,779)      (838,303)

Corporate:
      Corporate general and administrative expenses   (246,247)      (312,543)
      Other income                                       4,741            202
      Foreign currency gains                           411,400        250,597
      Interest income                                  163,498        119,887
      Interest expense                                  (6,807)          (432)
                                                   -----------  -------------
Consolidated totals                                $    78,806  $    (780,592)
                                                   ===========  =============


                                                 Nine Months Ended March 31,
Revenues:                                                 2003          2002
                                                          ----          ----
Segments:
      Marketing services                           $ 1,077,486  $     689,745
      Internet fantasy sports games                  2,325,863      2,315,653
                                                   -----------  -------------
Consolidated totals                                $ 3,403,349  $   3,005,398
                                                   ===========  =============

Loss from operations:
Segments:
      Marketing services                           $  (653,611) $    (462,085)
      Internet fantasy sports games                   (275,226)      (551,375)
                                                    -----------    ----------
                                                      (928,837)    (1,013,460)

Corporate:
      Corporate general and administrative
        expenses                                   $  (779,090) $  (1,202,712)
      Other income (expense)                               415        (47,470)
      Foreign currency gains/(losses)                1,321,866     (1,749,457)
      Interest income                                  467,070        492,208
      Interest expense                                 (20,983)       (12,004)
                                                   -----------   -----------
Consolidated totals                                $    60,441  $  (3,532,895)
                                                   ===========   ===========

6.   DEBT

LINES OF CREDIT
In June 2002, Fantasy Sports obtained a secured line of credit facility for borrowings up to $1.0 million, which is fully secured against cash balances held in the Company's account. This facility is due on demand and has an interest rate of 3.25%. The balance outstanding under this line of credit at March 31, 2003, was $67,998.

The Company also has an secured line of credit utilized by Fantasy Sports for borrowings up to $50,000, which is fully secured by inventory currently owned or hereafter acquired. This facility is payable on demand and bears interest based on prime plus 1/2% . There was no balance on this line of credit at March 31, 2003.

In addition, the Company has a $150,000 secured line of credit facility utilized by Student Sports, which is fully secured against cash balances held in the Company's account. This facility is due on demand and has an interest rate of 4.75%. The balance outstanding under this line of credit at March 31, 2003 was $150,000.

7.   GUARANTEE

The Company has guaranteed certain bank facilities of one of its former industrial subsidiaries in South Africa. As a result of the previously mentioned loan this guarantee has been reduced to approximately $680,000 from approximately $1,200,000 during fiscal 2002 and is secured by like amounts of cash. Under the revised loan agreement (previously mentioned) we anticipate this guarantee to reduce by approximately $12,000 per month. This guarantee would only be called in the event of a substantial deterioration of this subsidiary's business or liquidation. The Company monitors the activity of this former subsidiary closely and does not foresee any short term likelihood that this guarantee will be called. However, in the event this guarantee is called, the Company has recourse to certain assets of these former subsidiaries, which should substantially cover the Company's potential exposure.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND HISTORY
Silverstar Holdings, Ltd. (the "Company") was incorporated in September 1995. The Company has actively pursued acquisitions fitting a predefined investment strategy:

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

During fiscal 2001, the Company disposed of its last remaining South African operating subsidiary. The Company still has significant assets that are denominated in South African Rand. The assets include cash and notes receivable. As long as the Company holds the notes and maintains bank accounts denominated in Rand, the Company will incur income statement fluctuations to the extent that the Rand appreciates or depreciates relative to the US dollar. At the present time, management has no intention of disposing of the notes receivable.

Due to the weak operating results of its subsidiaries, the Company is reviewing its strategy and operations. Once this review is completed, the Company may implement fundamental changes to its operational strategy.

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

QUARTER ENDED MARCH 31, 2003 AS COMPARED TO QUARTER ENDED MARCH 31, 2002

REVENUES
Revenues were $969,000 in the third quarter of fiscal 2003 as compared to $985,000 in the same period in the prior year. Student Sports's sales were lower than the prior year, due to a decrease of approximately $34,000 in revenues relating to the termination of the operation of a television program. Fantasy Sport's sales showed a slight increase due to the timing of NASCAR races in 2003 versus 2002.

COST OF SALES
Cost of sales were $561,000 in the third quarter of fiscal 2003 as compared to $752,000 in the same period of the prior year. The decrease is primarily a result of reduction of prizewinner expense at Fantasy Sports and marketing fulfillment costs at Student Sports.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the quarter ended March 31, 2003 were $848,000 a decrease of approximately $480,000 over same period in the prior year. The decrease was in Fantasy Sport's selling expenses, primarily advertising costs, and a decline in general and administrative expenses across all segments including corporate overhead due to cost control measures implemented in the second half of 2002. The Company continues to implement cost control measures to reduce operating losses and achieve operating profitability.

IMPAIRMENT OF INTANGIBLE ASSETS
Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually.

AMORTIZATION AND DEPRECIATION
Amortization of intangible assets were unchanged at approximately $30,000 in the third quarter of fiscal 2003. Depreciation expense was approximately $24,500 in the Quarter ended March 31, 2003 compared to approximately $23,300 in the comparative prior period.

FOREIGN CURRENCY GAINS (LOSSES)
Foreign currency gains or losses are related to the assets remaining from the sale of discontinued South African operations. The foreign currency gains during the third quarter of fiscal 2003 were $411,000 as compared to $250,000 the third quarter of fiscal 2002. These gains are a result of the fluctuations of the South African Rand against the US dollar. During the quarter ended March 31, 2003, the Rand appreciated approximately 8% against the US dollar, while it appreciated approximately 8% in the corresponding period last year. These foreign currency gains are non cash items until converted into US dollars, when any accumulated gains or losses will be converted into cash.

INTEREST INCOME
Interest income of $163,000 was recorded during the third quarter of fiscal 2003, as compared to interest income of $120,000 during the third quarter of fiscal 2002. The increase in interest income in fiscal 2003 was primarily the result of the appreciation of the South African Rand against the US dollar compared to the prior year, which affects interest earned on Notes Receivable from the sale of the South African operations, offset by lower invested cash balances.

PROVISION FOR INCOME TAXES
The Company is registered in Bermuda, where no tax laws are applicable. Three of the Company's subsidiaries are subject to US income taxes. Up to this date, none of them has had taxable income. They have incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET INCOME (LOSS)
The Company recognized net income of $79,000 during the third quarter of fiscal 2003 as compared to a loss of $781,000 during the same period in the prior year. The improvement in income over the prior year is a result of smaller operating losses at Fantasy Sports and Student Sports, due to reduction of cost of sales and corporate general and administrative expenses. These expenses were also reduced at the corporate level as compared to the same period during the prior year. Additionally, the foreign currency gains resulting from the appreciation of the South African Rand against the US dollar during the third quarter of fiscal year 2003 were greater than those recorded in the third quarter of the prior year.

NINE MONTHS ENDED MARCH 31, 2003 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2002

REVENUES

Revenues were $3,400,000 in the first nine months of fiscal 2003 as compared to $3,000,000 in the same period in the prior year. The increase was primarily the result of the acquisition of Student Sports, which was acquired at the end of the first quarter of fiscal 2002. Fantasy Sports sales were basically even with the prior year.

COST OF SALES

Cost of sales were $1,920,000 in the first nine months of fiscal 2003 as compared to $1,742,000 in the same period of the prior year. The increase is primarily a result of the higher cost of sales at Student Sports during the first nine months of fiscal 2003. Student Sport's results are included for the full nine months in 2003 as compared to six months in 2002, as the acquisition of Student Sports occurred at the end of the first quarter of 2002. This increase was partially offset by cost reductions at both Fantasy Sports and Student Sports.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the nine months ended March 31, 2003 were $2,700,000, a decrease of approximately $635,000 over same period in the prior year. The decrease was in Fantasy Sport's selling expenses, primarily advertising costs, and a decline in general and administrative expenses across all segments including corporate overhead due to cost control measures implemented in the second half of 2002. The Company continues to implement cost control measures to reduce operating losses and achieve operating profitability. The decrease was offset by an increase due to the acquisition of Student Sports at the end of the first quarter of the prior year.

IMPAIRMENT OF INTANGIBLE ASSETS
Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. The Company reduced the carrying value of Student Sport's non-amortized intangible assets during the quarter ended December 31, 2002.

AMORTIZATION AND DEPRECIATION
Amortization of intangible assets increased from $76,000 in the first nine months of fiscal 2002 to $98,000 in the same period of the current year. Depreciation expense increased to $73,000 in fiscal 2003 from $60,000 in the prior year. These increases are primarily as a result of the acquisition of Student Sports during the prior year.

FOREIGN CURRENCY GAINS (LOSSES)
Foreign currency gains or losses are related to the assets remaining from the sale of discontinued South African operations. The foreign currency gains during the first nine months of fiscal 2003 were $1,320,000 as compared to losses of $1,750,000 in the first nine months of fiscal 2002. These gains and losses are a result of the fluctuations of the South African Rand against the US dollar. During the nine months ended March 31, 2003, the Rand appreciated approximately 22% against the US dollar, while it depreciated 41% in the corresponding period last year. These foreign currency gains and losses are non cash items until converted into US dollars, when any accumulated gains or losses will be converted into cash.

INTEREST INCOME
Interest income of $467,000 was recorded during the first nine months of fiscal 2003, as compared to interest income of $492,000 during the same period in fiscal 2002. The decrease in interest income in fiscal 2003 was primarily the result of lower invested cash balances and lower US interest rates offset by the increase in interest earned on Notes Receivable from the sale of the South African operations.

PROVISION FOR INCOME TAXES
The Company is registered in Bermuda, where no tax laws are applicable. Three of the Company's subsidiaries are subject to US income taxes. Up to this date, none of them has had taxable income. They have incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET INCOME (LOSS)
The Company recognized a profit of $60,000 during the first nine months of fiscal 2003 as compared to a loss of $3,533,000 during the same period in the prior year. The improvement in income over the prior year is primarily due to foreign currency gains as a result of the appreciation of the South African Rand against the US dollar during the first nine months of fiscal year 2003 compared to depreciation in the same period of the prior year. Furthermore, smaller operating losses at Fantasy Sports and Student Sports, due to reduction of cost of sales and general and administrative expenses also contributed to the improvement. The reduction of corporate expenses contributed to this improvement, as well. These improvements were offset by an impairment loss on intangible assets at Student Sports.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash decreased by $726,000 from $2,650,000 at June 30, 2002 to $1,924,000 at
March 31, 2003. The decrease in cash is a result of the payment of operating expenses of the company in excess of revenues collected, as well as a loan of approximately $230,000 made to one of the Company's former South African subsidiaries. This loan was made to facilitate a restructuring of that company's capital structure and reduce our overall guarantees for their bank facilities. The balance of the remaining cash is being held for working capital purposes and to fund potential investments.

The Company has guaranteed certain bank facilities of one of its former industrial subsidiaries in South Africa. As a result of the previously mentioned loan this guarantee has been reduced to approximately $680,000 from approximately $1,200,000 during fiscal 2002 and is secured by like amounts of cash. Under the revised loan agreement (previously mentioned) we anticipate this guarantee to reduce by approximately $12,000 per month. This guarantee would only be called in the event of a substantial deterioration of this subsidiary's business or liquidation. The Company monitors the activity of this former subsidiary closely and does not foresee any short term likelihood that this guarantee would be called. However, in the event this guarantee is called, the Company has recourse to certain assets of these former subsidiaries, which should substantially cover the Company's potential exposure.

Working capital decreased to $351,000 at March 31, 2003 from $1,684,000 at June 30, 2002. This decrease is primarily the result of the decrease in cash balances an increase in lines of credit and deferred revenues.

At March 31, 2003, the Company had borrowings of $281,000 which consisted of $218,000 of advances against lines of credit secured by like amounts of cash and $63,000 of equipment loans. Student Sports incurred $150,000 of these borrowings.

The Company continues to reduce its expenses in order to preserve its cash balances and reduce its losses. Additionally, the Company is examining various alternatives that may result in changes to its operational strategy with respect to its subsidiaries. As a result, we anticipate further reductions in the outflow of operating capital during the remainder of fiscal 2003. These factors, along with the current cash balances will allow the Company to meet its obligations for the foreseeable future.

FUTURE COMMITMENTS
Through March 31, 2003, Fantasy and Student Sports, the Company's operating subsidiaries, had incurred net losses from operations. The Company anticipates that this situation will be rectified through a combination of expense reductions and increased revenues. However, there are no assurances that these changes will be successful. In the event that these plans are not successful, the Company may need to continue to support the operations of its subsidiaries.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has decided not to adopt the fair value method of accounting for stock-based employee compensation but has adopted the disclosure provisions affecting those companies who continue to use the intrinsic value method of accounting for stock options under APB 25.

In November 2002 the FASB issued FASB Interpretation No., or FIN 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEE OF INDEBTEDNESS OF OTHERS. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company has adopted the provisions of this pronouncement to existing loan guarantees. See Note 7.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The company does however recognize market risk from interest rate and foreign currency exchange exposure.

INTEREST RATE RISK
At March 31, 2003, the Company's cash resources earn interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. Any decrease in interest rates will have a negative effect on the Company's earnings. Using the March 31, 2003 balances and rates, it is estimated that a 1/2 of 1% increase in interest rates would increase interest expense by approximately $1,090. There is no assurance that interest rates will increase or decrease over the next fiscal year.

FOREIGN CURRENCY RISK
Certain of the Company's cash balances and the remaining proceeds from the sale of its South African subsidiaries are denominated in South African Rand. This exposes the Company to market risk with respect to fluctuations in the relative value of the South African Rand against the US Dollar. Due to the prohibitive cost of hedging these proceeds, the exposure has not been covered as yet. Should more favorable conditions arise, a suitable Rand hedge may be considered by management. For every 1% decline in the Rand/US Dollar exchange rate, at quarter-end exchange rates, the Company loses $1,235 on every R1 million retained in South Africa. At March 31, 2003, the Company had total assets denominated in South African Rand of R48.80 million.

The following is information concerning assets denominated in South African Rand and the foreign currency gains and losses recognized during the three months ended March 31, 2003:

                                                           FOREIGN CURRENCY
                                                           GAIN/(LOSS) FOR THE
                                                           SIX MONTHS ENDED
                                     MARCH 31, 2003        MARCH 31, 2003
                                     --------------        --------
                                     IN RAND               US DOLLARS

Cash                                  1,037,920            $   28,983
Notes Receivable, net of reserve     47,707,743             1,332,208
Other                                                         (39,325)
                                                           ----------
                                                           $1,321,866

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

In April 2003, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our April 2003 evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

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

Date:  May 12, 2003
                                         SILVERSTAR HOLDINGS, LTD.


                                         /s/ Clive Kabatznik
                                         ----------------------------------
                                         Clive Kabatznik
                                         Chief Executive Officer, President
                                         and Chief Financial Officer

                    CERTIFICATION PURSUANT TO SECTION 302 OF
       THE SARBANES-OXLEY ACT OF 2002 FOR QUARTERLY REPORTS ON FORM 10-Q
--------------------------------------------------------------------------------

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

Date: May 12, 2003

                                              /s/ Clive Kabatznik
                                              ----------------------------------
                                              Clive Kabatznik
                                              Chief Executive Officer
                                              Chief Financial Officer