Form 10-K
period 2003-06-30
SILVERSTAR HOLDINGS LTD
filed 2003-09-29
CIK 1003390

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______________ to ______________________

                         Commission file number 0-27494

                            SILVERSTAR HOLDINGS, LTD.
             (Exact name of Registrant as specified in its charter)

              Bermuda                                     N/A
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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

             None                                           None
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                ("Common Stock")

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

The  aggregate   market  value  of  the   Registrant's   Common  Stock  held  by
non-affiliates of the Registrant as of September 17, 2003, was $4,614,425.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

As of September 17, 2003, there were 7,552,347 shares of the Registrant's Common Stock outstanding and 926,025 shares of the Registrant's Class B Common Stock outstanding

                                    PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

We are a holding company that seeks to acquire businesses fitting a predefined investment strategy.

We are the parent company of Fantasy Sports, Inc., which operates the Fantasycup.com, fantasycup.org, fantasycup.net, fantasystockcar.com, and fantasynhra.com websites and specializes in subscription based NASCAR, college football and basketball and other fantasy sports games. We are also a shareholder in Magnolia Broadband Wireless, a startup company which is developing mobile wireless broadband products.

HISTORY

We were founded in September 1995 to pursue opportunities in South Africa as an emerging market. At that time, our business plan was to acquire, own and operate seasoned, closely held companies in South Africa with annual sales in the range of approximately $5 million to $50 million. In 1999, we shifted our focus to the Internet, technology and e-commerce sectors, and away from South Africa, by acquiring a majority stake in Leisureplanet.com, an Internet travel services company. In connection with the shift in our business plan, we changed our name to Leisureplanet Holdings, Ltd. In 2000, we disposed of our operations in South Africa, closed Leisureplanet.com and acquired 100% of Fantasy Sports, Inc. In 2001, we acquired 100% of Student Sports, Inc, which we sold in 2003. This was the only operating subsidiary in our marketing services segment. As a result of these changes and developments, we have reestablished our investment criteria. Our strategy focuses on:

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

Currently, the Company has over 30,000 participants paying for its Spring, Fall and One Race NASCAR challenges, as well as the fantasy college football and basketball challenges and our other games. Subscription revenues for our games account for approximately 78% of our total revenues. Our NASCAR games currently generate over 90% of our subscription revenues. Participants pay between $99.95 to $169.95 to play in our seasonal games, and a $25 fee to participate in our One Race and Tournament challenges. We offer two grand prizes of $25,000 each for our NASCAR challenges and a $10,000 prize for the college football challenge winner. The winners of our One Race and Tournament challenges receive $10,000. In addition, weekly prizes and bonus points are widely distributed.

Fantasy sports participation is rapidly becoming a significant component of sports related leisure time activity. The NASCAR niche is particularly appealing as growing public interest in the sport, as evidenced by increased attendance and TV ratings for all NASCAR events, particularly the Winston Cup Series races, have made this one of America's most popular sports. This trend was strengthened in 2001 with the first national television network broadcast of the Winston Cup Series. Fantasy Sports has been operating their NASCAR challenges since 1993 and are the dominant company in this market. Our spokesperson, Ned Jarrett, a well-known NASCAR personality, lends credibility and wide public acceptance to our games. Mr. Jarrett appears in our numerous television commercials as well as on the cover of our rulebook and his reputation personifies the quality and integrity of our games. In addition, our websites offer up to the minute racing tips from Mark Garrow, the well-known broadcaster, which adds to the fun and excitement of playing the game. Contestants can visit the site and trade drivers up to the very last minute prior to a race, thereby offering the highest degree of interactive online participation.

Since 1997, Fantasy Sports has operated a full season college football challenge game, which accounts for approximately 5% of our subscription revenues at present. During 2001, we developed and deployed a tournament challenge college basketball game that generated over 2,000 paying customers in our last fiscal year. We have developed a retail business that specializes in the sale of NASCAR related die-cast cars, apparel and other merchandise. This retail operation commenced business in May 2001 and currently accounts for the remaining 22% of our overall revenues.

We currently provide an in-house corporate game for the Dana Corporation, and are seeking further corporate sponsorships for our games in order to diversify the revenue streams so that we are not solely reliant on subscription fees for our games.

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

We invested $2,500,000 in Magnolia and received shares of preferred stock in Magnolia. We also received board representation rights and registration rights. In October 2001, we invested a further $450,000 of a total $1,500,000 offering of Magnolia's Series A Preferred Stock. We co-invested along with Selway Partners, LLC, and CIP Capital, LP. In April and May 2002 Magnolia raised a further $7.5 million in an offering of Series B Preferred Stock. In June 2003 Magnolia raised a further $6 million dollars in an offering of Series C Preferred Stock. We did not participate in either of these rounds. Currently we own approximately 5% of Magnolia on a fully diluted basis including the exercise of all employee stock options. Due to recurring losses, our investment in Magnolia at June 30, 2003, which is now accounted for under the cost method, was $831,066.

DISCONTINUED OPERATIONS

Student Sports, Inc.

On June 14, 2003, we entered into an Asset Purchase Agreement with SS Founders, Inc., pursuant to which we sold substantially all of the assets and liabilities of Student Sports, Inc. Student Sports offers unique access to the high school athletic market across multimedia platforms. As a subsidiary of Silverstar Holdings, the company's primary thrust was to offer marketing services to large corporations interested in accessing this market. Additionally, the company worked towards building a "bottom-up" revenue generation strategy based on the creation of a number of subscription based programs where products and services will be sold directly to the high school athletes, their parents and coaches. We originally acquired Student Sports in September 2001. The consideration for the sale of Student Sports was 325,686 shares of Silverstar Holdings common stock that were returned to the Company as well as the forgiveness of a maximum of 913,745 contingent shares of Silverstar Holdings that could have been payable to former Student Sports shareholders in April 2004.

EMPLOYEES

Silverstar Holdings through its US management subsidiaries employs two full time salaried employees. Fantasy Sports, Inc. currently employs 12 full time salaried employees and approximately 13 hourly employees.

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

Fantasy Sports, Inc. has its principal executive offices at 2009 Industrial Highway, York, Pennsylvania, 17402. These offices also contain our call center and warehouse space and cover approximately 8,000 square feet. The lease expires on December 31, 2003 and costs us approximately $60,000 per year.

Our United States management subsidiary, First South Africa Management Corp., a Delaware corporation incorporated in 1995, has its principal executive offices at 6100 Glades Road, Suite 305, Boca Raton, Florida 33434. The lease expires in February 2006 and costs us approximately $33,000 per year.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is listed for quotation on the National Market on the Nasdaq System under the symbol SSTR. The following table sets forth, for the periods indicated the high and low closing sales prices for our common stock, as reported by Nasdaq.


                                                     High             Low
                                                     ----             ---
Common Stock Fiscal 2001
------------------------
1st Quarter........................................  $3.44            $0.94
2nd Quarter........................................  $1.17            $0.56
3rd Quarter........................................  $1.25            $0.63
4th Quarter........................................  $1.11            $0.63


Common Stock Fiscal 2002
------------------------
1st Quarter........................................  $1.00            $0.38
2nd Quarter........................................  $0.62            $0.33
3rd Quarter........................................  $0.80            $0.28
4th Quarter........................................  $0.52            $0.17


Common Stock Fiscal 2003
------------------------
1st Quarter........................................  $0.33            $0.10
2nd Quarter........................................  $0.27            $0.07
3rd Quarter........................................  $0.38            $0.06
4th Quarter........................................  $0.81            $0.10


The closing price of our common stock on September 20, 2003 was $0.63.

As of September 20, 2003, there were approximately 1,700 holders of our common stock, inclusive of holders whose shares were held by brokerage firms, depositaries and other institutional firms in "street name" for their customers.

We have never declared or paid any cash dividends on our common stock or our Class B common stock. We do not intend to declare or pay any dividends on our common stock or our Class B common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

ITEM 6.  SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

Selected Consolidated Financial Information

STATEMENT OF OPERATIONS DATA                                               YEARS ENDED JUNE 30,
                                                    1999            2000            2001            2002             2003
Revenues                                        $         -     $         -   $   1,301,432   $   3,107,324   $   3,141,448
Total operating expenses                          2,504,838       2,491,128       4,362,413       5,295,375       4,456,082
Operating loss                                   (2,504,838)     (2,491,128)     (3,060,981)     (2,188,051)     (1,314,634)
Interest (expense)/income                        (2,403,997)     (1,363,360)        976,107         615,294         638,011
Income (Loss) from continuing operations
before
     income taxes                                (6,208,976)     (4,232,603)     (5,010,726)     (2,964,039)      1,069,049
Net Income (Loss) from continuing operations     (6,210,195)     (4,233,222)     (5,010,726)     (2,964,039)      1,069,049
(Loss)/gain from discontinued operations         (4,916,267)    (34,429,264)              -        (824,761)       (736,947)
Loss on disposition                                       -               -      (2,389,383)              -        (262,754)
Extraordinary Item - gain on extinguishments
of debt                                                   -               -       2,142,949               -               -
Net (loss)/income                               (11,126,462)    (38,662,486)     (5,257,160)     (3,788,800)         69,348
Income (Loss) per share  - from continuing
     Operations                               $       (0.95)  $       (0.54)  $       (0.57)  $       (0.34)            .12

BALANCE SHEET DATA                                                            AS OF JUNE 30,
                                                      1999             2000            2001           2002           2003
Total assets                                  $ 102,615,018   $  94,266,439   $  15,931,857   $  11,722,781               $
                                                                                                                 12,354,162
Long term liabilities                            33,598,244      15,473,769               -               -         349,289
Net working capital (1)                          28,276,771      31,414,757       4,253,001       2,345,828         192,081
Stockholders' equity                              2,090,966       5,595,870      13,578,710      10,212,073      10,025,049


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

The Company sold its last remaining South African operations in November 2000. The Company still has significant assets that are denominated in South African Rand. The assets include cash and notes receivable. Should the Company hold the notes until maturity the Company will continue to record income statement gains or losses to the extent that the Rand's value fluctuates relative to the US dollar. At the present time, management has no intention of disposing of the notes receivable.

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

On September  24,  2001,  a newly  created  subsidiary  of the Company,  Student
Sports, Inc., acquired all the assets and business and assumed certain liabilities of Student Sports, a media company, producing publications, television programs and various marketing initiatives for the high school sports market. On June 10, 2003, the Company disposed of substantially all the assets and liabilities of Student Sports, which was the only operating subsidiary in the marketing services segment of the Company.

In accordance with accounting principles generally accepted in the United States of America the operating results and net assets related to Student Sports have been included in discontinued operations in the company's consolidated statements of operations and consolidated balance sheets. Discontinued operations for the fiscal years ending June 30, 2003 and 2002, represent operating results for eleven and nine months, respectively. Net assets of $0.05 million and net liabilities of $0.06 million were assumed by the parent company.

The discontinued operations generated sales of $1.26 million and $1.12 million for the years ended June 30, 2003, and 2002 and net losses from operations of $0.74 million and $0.82 million, respectively.

RESULTS OF OPERATIONS

FISCAL 2003 COMPARED TO FISCAL 2002

Revenues
Revenues were $3.14 million in fiscal 2003. Revenues in the prior year were $3.10 million. The increase is the result of an increase of revenues of $0.23 million in the sale of NASCAR related die-cast cars, apparel and other items, offset by a smaller decrease in games revenue.

Cost of Sales
Cost of sales were $2.01 million in fiscal 2003. Cost of sales in the prior year were $1.88 million and are attributable to Fantasy. The increase is primarily caused by increased sale of die cast collectibles.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for fiscal 2003 were $2.32 million, a decrease of $0.96 million over the same period in the prior year. This decrease is due to sustained efforts to reduce expenses to achieve operational profitability.

Amortization and Depreciation
Amortization of intangible assets was $0.07 million in both fiscal 2003 and 2002. Depreciation expense was $0.07 million in fiscal 2003 as compared to $0.08 million in fiscal 2002.

Foreign Currency Gains
Foreign currency gains or losses are related to the financial assets remaining in the discontinued South African operations. The Foreign currency gains during fiscal 2003 were $1.76 million as compared to a loss of $1.35 million in the prior year as a result of the appreciation of the South African Rand against the US dollar. These foreign currency gains or losses are non-cash items until converted into US dollars, when any unrealized gains or losses will be converted to cash.

Interest Income
Interest income of $0.65 million was recorded during fiscal 2003 as compared to interest income of $0.63 million in fiscal 2002. The increase in interest income in fiscal 2003 is primarily a result of the appreciation of the South African Rand against the dollar, which affects interest earned on Notes Receivable from the sale of the Lifestyle business.

Interest Expense
Interest expense during fiscal 2003 was $0.12 as compared to a non-material amount in the prior year. The increase in interest expense is attributable to interest charges incurred on short-term credit lines and lease facilities held by the Company's subsidiaries.

Provision for Income Taxes
The Company is registered in Bermuda, where no tax laws are applicable. Three of the Company's subsidiaries are subject to income taxes. Up to this date, none of them has had taxable income. They have incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

Discontinued Operations
Student Sports was sold in June 2003. The results for this business for both 2002 and 2003 have been included under Discontinued Operations in our financial statements.

Net Income (Loss)
The Company has recognized income of $0.07 million during fiscal 2003 compared to a loss of $3.79 million during the prior year. The current year includes non-cash foreign currency gains of approximately $1.76 million due to the appreciation of the South African Rand against the US dollar of approximately 36% during the year, offset by non-cash charges of approximately $0.59 million related to the sale of Student Sports and the write down of intangible assets. The prior year loss included non-cash foreign currency losses of $1.35 million due to the devaluation of the South African Rand against the US dollar of approximately 29% during the year. The discontinued operations (Student Sports) generated net losses from operations of $0.74 million for fiscal 2003. Without these items, the net loss for fiscal 2003 would have been $0.43 million as compared to $1.61 million loss for fiscal 2002.

FISCAL 2002 COMPARED TO FISCAL 2001

Revenues
Revenues were $3.11 million in fiscal 2002 as a result of revenues earned by Fantasy Sports, which was acquired during the second quarter of fiscal 2001. Revenues in the prior year were $1.30 million and were related to Fantasy
Sports. The increase is the result of recognizing a full year of Fantasy's revenues in fiscal 2002.

Cost of Sales
Cost of sales were $1.88 million in fiscal 2002 as a result of Fantasy Sports's operations. Cost of sales in the prior year were $0.87 million and are attributable to Fantasy. The increase is due to a full year of operations for Fantasy Sports during Fiscal year 2002 and a bulk sale of Fantasy Sports inventory.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for fiscal 2002 were $3.23 million, an increase of $0.17 million over the same period in the prior year. This increase is due to having a full year of Fantasy as compared with six months in the prior year, offset by a reduction in overall corporate expenses.

Amortization and Depreciation
Amortization of intangible assets decreased from $0.37 million in fiscal 2001 to $0.07 million in the current year as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," whereby the Company no longer amortizes amounts attributable to goodwill. Depreciation expense was $0.08 million in fiscal 2002 as compared to $0.07 million in fiscal 2001.

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

Foreign Currency Loss
Foreign currency losses are related to the assets remaining in the discontinued South African operations. The Foreign currency losses during fiscal 2002 were $1.35 million as compared to $1.04 million in the prior year as a result of the deterioration of the South African Rand against the US dollar. These foreign currency losses are non-cash items until converted into US dollars, when any unrealized gains or losses will be converted to cash.

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

Net Loss
The Company has recognized a loss of $3.79 million during fiscal 2002, as compared to a loss of $5.26 million during the prior year. The current year includes non-cash foreign currency losses of $1.35 million due to the devaluation of the South African Rand against the US dollar of approximately 29% during the year and losses from discontinued operations of $0.83 million for Student Sports, Inc. which was sold during fiscal 2003. The prior year loss included $1.04 million of non-cash foreign currency losses and $2.39 million loss on the disposal of discontinued operations, offset by the extraordinary gain on the extinguishments of debt of $2.14 million. Without these items, the net loss for fiscal 2002 would have been $2.44 million as compared to $3.97 million for fiscal 2001.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash decreased by $0.9 million from $2.54 million at June 30, 2002 to $1.62 million at June 30, 2003. The balance of the remaining cash is being held for working capital purposes. The Company expects this balance to be sufficient to fund its operations and the operations of its subsidiaries for the next twelve months. During the next twelve months, it also anticipates the commencement of repayment of notes receivable due to it from the sale of First Lifestyle Holdings in South Africa. However, repayment is contingent on the borrower's collection of junior debt.

Working capital decreased by $2.16 million from $2.35 million at June 30, 2002 to $0.19 million at June 30, 2003. This is primarily due to the losses incurred by the Company's operating subsidiaries.

At June 30, 2003, the Company had borrowings of $0.28 million, which consisted of $0.22 million advances against lines of credit and $0.06 million of equipment loans.

The Company has guaranteed certain bank facilities of some of its former industrial subsidiaries in South Africa. Currently, these guarantees amount to approximately $0.7 million and are secured by like amounts of cash. The Company has reduced these guarantees from approximately $0.9 million as of June 30, 2002. These guarantees are reducing by approximately $0.013 million per month. In the event that these guarantees are called, the Company has recourse to certain assets of these subsidiaries, which should substantially cover the Company's potential exposure. Additionally, as of June 30, 2003, the Company has guaranteed approximately $0.17 million of the debt of Fantasy Sports. Such guarantee is secured by the Company's cash.

Management believes that its present financial resources are sufficient to meet its obligations for the ensuing twelve months. In addition to unrestricted cash of approximately $0.8 million at June 30, 2003, the Company expects to begin collecting on an outstanding note receivable due from the sale of First Lifestyle Holdings in March 2004, which will provide additional resources. The Company is also working to find an alternative guarantor for the approximate $700,000 it has guaranteed for the bank lines of a former South African subsidiary. Additionally, the Company believes it would be able to raise debt or equity capital should the need arise.

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

OFF-BALANCE SHEET ARRANGEMENTS

In order to facilitate an orderly sale of one of its former South African subsidiaries, in 1999 the Company provided a guarantee for the bank facilities of this subsidiary in South Africa. At the time, this guarantee was provided on an unsecured basis by our wholly owned subsidiary, First South African Holdings. In November 2000, upon the subsequent sale of the majority of our South African assets and the repatriation of the cash proceeds of this sale, we were required to provide a bank guarantee to secure the continuation of this credit facility. As a result, during fiscal 2001 and 2002 we provided a bank guarantee in the amount of R9 million ($US 900,000) to secure such facility. The bank guarantee is in turn secured by the equivalent amount in US dollars. In December 2002, we negotiated a restructure of this South African facility, reducing the face amount of our guarantee to R5.5 million ($US 730,000). Our former subsidiary, in turn, is reducing its bank line through the repayment of R150,000 ($US 20,000) per month in interest and principal. Our exposure as of June 30, 2003 has been reduced to approximately R5.3 million ($US 700,000) and we anticipate it to be reduced by approximately R100,000 ($13,000) per month over the next fiscal year. At current exchange rates, we have approximately $667,000 restricted cash securing this guarantee. We are comfortable that this guarantee will be significantly reduced over the next two years, during which time we believe that alternative arrangements will be made so that this guarantee will no longer be in force.

In 2001, Fantasy Sports Inc. secured a revolving line of credit for up to $1 million from a bank. Fantasy have drawn and repaid on this line of credit from time to time. Any borrowings under this facility are guaranteed by the Company-on hand at UBS. As of June 30, 2003, Fantasy had an outstanding balance of approximately $165,000 secured by a like amount of the Company's cash. We anticipate that this line may fluctuate over the course of the current fiscal year. However, based on past experience and current anticipated cash flows, we believe that Fantasy will repay all amounts outstanding under this facility on or before March 31, 2004.


GOODWILL IMPAIRMENT TEST

We acquired Fantasy Sports, Inc. in November 2000. At the time our strategy was to aggressively expand the business by increasing our marketing in the auto-racing segment and developing new games for other niche sports markets. To this end, we hired new staff and increased our marketing and development budgets as well. This strategy was not successful, primarily due to the economic slowdown and as a result, Fantasy has incurred losses since we made this acquisition. During the seven months ended June 30, 2001, Fantasy lost $1,320,000 and had negative cash flow of $268,000. For the twelve months ended June 30, 2002, Fantasy lost $1,135,000 with negative cash flow of $566,000. For the twelve months ended June 30, 2003, Fantasy lost $314,715 with negative cash flow of $185,860.

Due to the accounting recognition of these losses, the carrying value of Fantasy has diminished since acquisition. On June 30, 2003, we performed an impairment test on the carrying value of Fantasy's goodwill. In accordance with SFAS 142, we compared the fair value of Fantasy (as a reporting unit) to the carrying value of Fantasy including goodwill. The methodology we used to determine fair value was to develop a ratio of revenue to market capitalization utilizing the Company and a comparable publicly traded company in the same industry. This ratio was then applied to Fantasy's revenue to determine fair value. The fair value exceeded Fantasy's carrying value, and therefore, no impairment of goodwill existed at June 30, 2003.

We will continue to monitor the carrying values of Fantasy and will use the same methodology on a consistent basis in the future. Should our efforts to stem the losses at Fantasy not succeed and losses and negative cash flow continue, we may be faced with goodwill impairment losses for Fantasy in the future.

FUTURE COMMITMENTS

Through June 30, 2003, Fantasy Sports Inc., the Company's remaining operating subsidiary, had incurred net losses. The Company anticipates that this situation will be rectified through a combination of expense reductions and increased revenues. However, there are no assurances that these changes will be successful. In the event that these plans are not successful, the Company may need to continue to support the operations of its subsidiary.

The Company intends to bring its operating subsidiary to profitability and to preserve its cash balances to the best of its ability. The Company anticipates continued repayments from the notes receivable from the sale of certain of its South African subsidiaries.

CRITICAL ACCOUNTING POLICIES

The following is a discussion of the accounting policies that the Company believes are critical to its operations:

REVENUES
Revenues generated by Fantasy are seasonal from mid-February to the end of November. Fantasy collects its revenue at the beginning and mid-point of the season and recognizes this deferred revenue pro rata over the season. Student Sports recognized subscription revenue over the life of the subscription. For event-type revenue, revenue was recognized over the course of the contract in proportion to the expenses for the period compared to total expenses anticipated for the specific event. Revenues from television sports shows produced by Student Sports for television stations were recognized when the show aired. Student Sports, while somewhat less affected by seasonal factors, generated less revenue in the December quarter than during the rest of the year.

GOODWILL
The Company adopted SFAS 142 during fiscal 2002 and no longer amortizes goodwill. The Company tests goodwill for impairment in the fourth quarter for Fantasy Sports, Inc. The goodwill impairment test for subsequent acquisitions will be performed on the one-year anniversary of the acquisition and in that period thereafter. The Company performs the impairment test in accordance with SFAS 142 "Goodwill and Other Intangible Assets." SFAS 142 requires that the fair value of the reporting unit be compared to the carrying value, including goodwill, as the first step in the impairment test. The Company determines fair value for Fantasy by developing a ratio of revenue to market capitalization utilizing the Company and comparable publicly traded companies in the same industry and applying this ratio to revenue of the reporting unit.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The company does however recognize market risk from interest rate and foreign currency exchange exposure.

INTEREST RATE RISK
At June 30, 2003, the Company's cash resources earn interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. Any decrease in interest rates will have a negative effect on the Company's earnings. There is no assurance that interest rates will increase or decrease over the next fiscal year.

FOREIGN CURRENCY RISK
Certain of the Company's cash balances and the remaining proceeds from the sale of its South African subsidiaries are denominated in South African Rand. This exposes the Company to market risk with respect to fluctuations in the relative value of the South African Rand against the US Dollar. Due to the prohibitive cost of hedging these proceeds, the exposure has not been covered as yet. Should more favorable conditions arise, a suitable Rand hedge may be considered by management. For every 1% increase or decline in the Rand/US Dollar exchange rate, at year-end exchange rates, the Company would gain or lose $1,325 on every R1,000,000 retained in South Africa. During fiscal 2003, the South African Rand has appreciated against the US dollar by approximately 26% from the rate at June 30, 2002. At June 30, 2003, the Company had assets denominated in South African Rand of 49.58million.

The following is information concerning assets denominated in South African Rand and the foreign currency gains and losses recognized during fiscal 2003:

                                                  Foreign Currency
                                              Gain/(Loss) for the Year
                    As of June 30, 2003          Ended June 30, 2003
                         In Rand                    In US Dollars
Cash                     1,282,727                      $47,486
Notes Receivable        48,270,325                    1,786,935
Other                       33,843                      (71,306)

                  SILVERSTAR HOLDINGS LIMITED AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2003, 2002 AND 2001

                  SILVERSTAR HOLDINGS LIMITED AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------

                                                                PAGE
                                                                ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT               F-1


CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheets                                               F-2

   Statements of Operations                                     F-3

   Statements of Stockholders' Equity and Comprehensive Loss    F-4

   Statements of Cash Flows                                     F-5 - F-6

   Notes to Consolidated Financial Statements                   F-7 - F-30

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Silverstar Holdings Limited
Boca Raton, Florida


We have audited the accompanying consolidated balance sheets of Silverstar Holdings Limited and Subsidiaries (the Company) as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the three years ended June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silverstar Holdings Limited and Subsidiaries at June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years ended June 30, 2003, in conformity with accounting principles generally accepted in the United States.


                            RACHLIN COHEN & HOLTZ LLP


Fort Lauderdale, Florida
August 19, 2003

                  SILVERSTAR HOLDINGS LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2003 AND 2002

                                ASSETS                                                        2003             2002
                                                                                          ------------     ------------
Current Assets:
    Cash and cash
    equivalents
    (includes restricted cash of $835,951 and $953,955 in 2003 and 2002, respectively)    $  1,617,629     $  2,540,667
    Accounts receivable, net                                                                    17,816           25,594
    Inventories                                                                                168,113          121,630
    Current portion of long-term notes receivable                                              248,205          409,971
    Prepaid expenses and other current assets                                                  120,142           96,336
    Net assets of discontinued operations                                                            0          977,793
                                                                                          ------------     ------------
    Total Current Assets                                                                     2,171,905        4,171,991
Property, Plant and Equipment, net                                                             140,301          113,062
Investments in Non-Marketable Securities                                                       843,566          843,566
Long-Term Notes Receivable                                                                   6,213,686        3,859,138
Goodwill, net                                                                                2,947,824        2,947,824
Intangible Assets, net                                                                          30,750           97,750
Deferred Charges and Other Assets                                                                6,130            4,855
                                                                                          ------------     ------------
      Total Assets
                                                                                          $ 12,354,162     $ 12,038,186
                                                                                          ============     ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Bank overdraft                                                                                                    $
                                                                                          $        567                -
    Lines of credit                                                                            218,851           50,000
    Current portion of long-term debt                                                           26,237
    Accounts payable                                                                           482,697          240,530
    Accrued expenses                                                                           415,399          341,531
    Deferred revenue                                                                           836,073          878,647
                                                                                          ------------     ------------
      Total Current Liabilities                                                              1,979,824        1,510,708
                                                                                          ------------     ------------
Long-Term Debt                                                                                  33,884                -
Obligation Related to Acquisition                                                              315,405          315,405
                                                                                          ------------     ------------
      Total Liabilities                                                                      2,329,113        1,826,113
                                                                                          ------------     ------------
Commitments, Contingencies and Other Matters                                                         -                -

Stockholders' Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued and outstanding                                                                -                -
Common stock, Class A, $0.01 par value, 23,000,000 shares authorized; 7,503,924 and
     8,001,310 shares issued and outstanding, respectively                                      75,039           80,013
Common stock, Class B, $0.01 par value; 2,000,000 shares authorized; 946,589 and
     946,589 shares issued and outstanding, respectively                                         9,466            9,466
Common stock, FSAH Class B $0.001 par value; 10,000,000 shares authorized; 2,671,087
     and 2,671,087 shares issued and outstanding, respectively                                     600              600
Additional paid-in capital                                                                  63,512,472       63,763,870
Accumulated deficit                                                                        (53,572,528)     (53,641,876)
                                                                                          ------------     ------------
Total Stockholders' Equity                                                                  10,025,049       10,212,073
                                                                                          ------------     ------------
Total Liabilities and Stockholders' Equity                                                $ 12,354,162     $ 12,038,186
                                                                                          ============     ============

                 See notes to consolidated financial statements

                  SILVERSTAR HOLDINGS LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001

                                                                      2003            2002            2001
                                                                  -----------     -----------     -----------
Revenues                                                          $ 3,141,448     $ 3,107,324     $ 1,301,432
                                                                  -----------     -----------     -----------
Operating Expenses:
    Cost of sales                                                   2,005,598       1,879,967         869,185
    Selling, general and administrative                             2,315,056       3,272,286       3,055,955
    Amortization of intangibles                                        67,000          67,000         369,318
    Depreciation                                                       68,428          76,122          67,955
                                                                  -----------     -----------     -----------
                                                                    4,456,082       5,295,375       4,362,413
                                                                  -----------     -----------     -----------
Operating Loss                                                     (1,314,634)     (2,188,051)     (3,060,981)
Interest in Losses of Unconsolidated Affiliates                             -               -      (1,919,026)
Other (Expense) Income                                                (17,443)        (45,934)        200,757
Preference Dividend                                                         -        (165,109)
Foreign Currency Gain ( Loss)                                       1,763,115      (1,345,348)     (1,042,474)
Interest Income                                                       650,329         627,019       1,548,882
Interest Expense                                                      (12,318)        (11,725)       (572,775)
                                                                  -----------     -----------     -----------
Income (Loss) from Continuing Operations Before Income Taxes        1,069,049      (2,964,039)     (5,010,726)
Provision for Income Taxes                                                  -               -               -
                                                                  -----------     -----------     -----------
Income (Loss) From Continuing Operations                            1,069,049      (2,964,039)     (5,010,726)

Discontinued Operations:
    Loss from operations, net of income taxes of
      $0, $0 and $0, respectively                                    (736,947)       (824,761)              -
    Loss on disposition, net of income taxes of $0, $0 and $0,
      Respectively                                                   (262,754)              -      (2,389,383)
                                                                  -----------     -----------     -----------
Income (Loss) Before Extraordinary Item                                69,348      (3,788,800)     (7,400,109)
Extraordinary Item - Gain on Extinguishment of Debt,
    net of Income Taxes of $0                                               -               -       2,142,949
                                                                  -----------     -----------     -----------
Net Income (Loss)                                                 $    69,348     $(3,788,800)    $(5,257,160)
                                                                  ===========     ===========     ===========

Income (Loss) Per Share - Basic and Diluted:
    Continuing Operations                                         $      0.12     $     (0.34)    $     (0.57)
    Discontinued Operations                                             (0.11)         (0.09)           (0.27)
                                                                  -----------     -----------     -----------
        Income (Loss) Before Extraordinary Item                           .01           (0.43)          (0.84)
    Extraordinary Item                                                      -               -            0.24
                                                                  -----------     -----------     -----------
    Net Income (Loss)                                             $       .01     $     (0.43)    $     (0.60)
                                                                  ===========     ===========     ===========

Weighted Average Common Stock Outstanding:
    Basic and diluted                                               8,704,620       8,750,937       8,849,663
                                                                  ===========     ===========     ===========


                See notes to consolidated financial statements.

                                                   Silverstar                   Silverstar
                                                  Holdings Ltd.                Holdings Ltd.
                                                    Class A                       Class B
                                                  Common Stock                  Common Stock
                                           ---------     ----------        -------    ----------
                                            Shares          Amount          Shares      Amount
                                           ---------     ----------        -------    ----------
 YEAR ENDED JUNE 30, 2001:
 BALANCE, JUNE 30, 2000                    8,368,676     $   83,687        946,589    $    9,466
                                           =========     ==========        =======    ==========

 Disposal of FSAH - translation loss               -              -              -             -
 Stock issued to employee                     10,000            100              -             -
 Issuance of warrants for services                 -              -              -             -
 Purchase and retirement of treasury
   stock                                  (1,200,366)       (12,004)             -             -
 Net loss                                          -              -              -             -
                                           ---------     ----------        -------    ----------
 Balance, June 30, 2001                    7,178,310     $   71,783        946,589    $    9,466
                                           =========     ==========        =======    ==========

 YEAR ENDED JUNE 30, 2002:

 Stock issued for acquisition                900,000          9,000              -             -
 Purchase and retirement of treasury         (77,000)          (770)             -             -
   stock

 Net Loss                                          -              -              -             -
                                           ---------     ----------        -------    ----------
 Balance, June 30, 2002                    8,001,310     $   80,013        946,589    $    9,466
                                           =========     ==========        =======    ==========

  YEAR ENDED JUNE 30, 2003:

  Purchase and retirement of  Treasury
    stock                                   (171,700)        (1,717)             -             -
  Stock redemtpion -(sale of
    subsidiary)                             (325,686)        (3,257)             -             -
  Net Income                                                                     -             -

 Balance, June 30, 2003                    7,503,924     $   75,039        946,589    $    9,466
                                           =========     ==========        =======    ==========



                                                            First SA Holdings
                                                     Class B               Additional
                                                   Common Stock              Paid-in
                                              Shares          Amount         Capital
 YEAR ENDED JUNE 30, 2001:
 BALANCE, JUNE 30, 2000                      2,671,087     $        600     $ 64,307,442
                                             =========     ============     ============

 Disposal of FSAH - translation loss                 -                -                -
 Stock issued to employee                            -                -            7,400
 Issuance of warrants for services                   -                -           34,326
 Purchase and retirement of treasury
   stock                                             -                -         (999,231)
 Net loss                                            -                -                -
                                             ---------     ------------     ------------
 Balance, June 30, 2001                      2,671,087     $        600     $ 63,349,937
                                             =========     ============     ============
 YEAR ENDED JUNE 30, 2002:

 Stock issued for acquisition                        -                -          475,200
 Purchase and retirement of treasury                 -                -          (61,267)
   stock

 Net Loss                                            -                -                -
                                             ---------     ------------     ------------
 Balance, June 30, 2002                      2,671,087     $        600     $ 63,763,870
                                             =========     ============     ============

  YEAR ENDED JUNE 30, 2003:

  Purchase and retirement of  Treasury
    stock                                            -                -          (23,418)
  Stock redemtpion -(sale of
    subsidiary)                               (227,710)               -                -
  Net Income                                         -                -           69,348


 Balance, June 30, 2003                      2,671,087     $        600     $ 63,512,472
                                             =========     ============     ============


                                                            Accumulated
                                                               Other
                                          Accumulated       Comprehensive
                                            Deficit         Income (Loss)     Total
                                          ------------     ------------     ------------
 YEAR ENDED JUNE 30, 2001:
 BALANCE, JUNE 30, 2000                   $(44,595,916)    $(14,209,409)    $  5,595,870
                                          ============     ============     ============
 Disposal of FSAH - translation loss                 -       14,209,409       14,209,409
 Stock issued to employee                            -                -            7,500
 Issuance of warrants for services                   -                -           34,326
 Purchase and retirement of treasury
   stock                                             -                -       (1,011,235)
 Net loss                                   (5,257,160)               -       (5,257,160)
                                          ------------     ------------     ------------
 Balance, June 30, 2001                   $(49,853,076)    $          -     $ 13,578,710
                                          ============     ============     ============

 YEAR ENDED JUNE 30, 2002:

 Stock issued for acquisition                        -                           484,200
 Purchase and retirement of treasury                 -                -          (62,037)
   stock

 Net Loss                                   (3,788,800)               -       (3,788,800)
                                          ------------     ------------     ------------
 Balance, June 30, 2002                   $(53,641,876)    $          -     $ 10,212,073
                                          ============     ============     ============

  YEAR ENDED JUNE 30, 2003:

  Purchase and retirement of  Treasury
    stock                                            -                -          (25,135)
  Stock redemtpion -(sale of
    subsidiary)                                                                 (231,237)
  Net Income                                    69,348

                                          ------------     ------------     ------------
 Balance, June 30, 2003                   $(53,572,528)               0     $ 10,025,049
                                          ============     ============     ============

                  SILVERSTAR HOLDINGS LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001

                                                                    2003            2002            2001
                                                                 ----------      ----------      ----------
Cash Flows from Operating Activities:
    Net income( loss) from continuing operations                $ 1,069,049     $(2,964,039)     (5,010,726)
    Provision for doubtful accounts                                   3,365               -               -
    Dividend charge                                                       -               -         165,109
    Depreciation and amortization                                   135,428         143,132         437,273
    Deferred income taxes                                                 -               -               -
    Foreign currency (gains) losses                              (1,704,106)      1,212,220       1,092,145
    Non-cash interest income on notes receivable                   (603,984)       (465,590)       (515,950)
    Issuance of stock and warrants for services                           -               -          41,826
    Changes in operating assets and liabilities, net                193,261          (9,010)       (943,728)
    Decrease in other assets                                         (2,274)        171,583          32,351
    Creation of debenture redemption reserve fund                     4,248         266,748
    Loss on disposal of fixed assets                                    182               -               -
    Equity in losses of affiliates                                        -               -       1,919,026
                                                                 ----------      ----------      ----------

        Net Cash Used in Continuing Operations                     (909,079)     (1,907,456)     (2,515,926)
        Net Cash Used in Discontinued Operations                   (247,000)     (1,003,650)     (1,090,173)
                                                                 ----------      ----------      ----------
        Net Cash Used in Operating Activities                    (1,156,079)     (2,911,106)     (3,606,099)
                                                                 ----------      ----------      ----------

Cash Flows from Investing Activities:
    Proceeds on disposal of discontinued operations                       -               -      11,102,549
    Acquisition of intangibles                                            -               -         (49,332)
    Acquisition of property, plant and equipment                    (24,701)        (36,628)     (1,662,725)
    Proceeds on disposal of property, plant and equipment                 -               -          74,150
    Purchase price adjustments                                                      200,000               -
    Investment in affiliates                                                       (212,500)              -
    Decrease in long-term note receivable                           115,308         428,607         612,160
    Loan to affiliate                                                     -               -        (250,000)
    Repayment of loans by affiliates                                      -               -         161,500
    Acquisition of subsidiaries (net of cash of $0,
      $0, $0 and 863,337)                                                 -        (120,711)     (3,454,569)
    Other                                                                                             1,042
                                                                 ----------      ----------      ----------
        Net Cash  Provided by Investing Activities                   90,607         258,768       6,534,775
                                                                 ----------      ----------      ----------

                  SILVERSTAR HOLDINGS LIMITED AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001

                                                                   2003             2002             2001
                                                               ------------     ------------     ------------
Cash Flows from Financing Activities:
    Short term borrowings, net                                 $    168,851     $    (42,887)    $   (999,883)
    Repayment of long-term debt                                      (1,282)        (366,084)      (1,246,822)
    Redemption of debentures                                              -                -      (11,700,000)
    Redemption of preferred shares                                        -                -       (8,153,928)
    Treasury stock transactions                                     (25,135)         (62,037)      (1,011,232)
                                                               ------------     ------------     ------------
        Net Cash (Used in) Provided by Financing Activities         142,434         (471,008)     (23,111,865)

Effect of Exchange Rate Changes on Cash                                                            (4,005,865)
                                                               ------------     ------------     ------------

Net Decrease in Cash and Cash Equivalents                          (923,038)      (3,123,346)     (24,189,054)

Cash and Cash Equivalents, Beginning                              2,540,667        5,664,013       29,853,067
                                                               ------------     ------------     ------------

Cash and Cash Equivalents, Ending                              $  1,617,629     $  2,540,667     $  5,664,013
                                                               ============     ============     ============

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for interest                   $     12,318     $      6,001     $    373,574
                                                               ============     ============     ============
    Cash paid during the period for income taxes               $          -     $          -     $          -
                                                               ============     ============     ============

                See notes to consolidated financial statements.

                  SILVERSTAR HOLDINGS LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2003, 2002 AND 2001


NOTE 1.  ORGANIZATION AND PRINCIPAL ACTIVITIES OF THE GROUP

Silverstar Holdings Limited (formerly Leisureplanet Holdings Ltd.) (the "Company"), was founded on September 6, 1995. The purpose of the Company has changed from acquiring and operating South African Companies to investing in companies that fit a predefined investment strategy.

On November 17, 2000, the Company acquired Fantasy Sports, Inc. ("Fantasy"). Fantasy specializes in Internet-based subscriptions for NASCAR, college football and basketball and other fantasy sports games and sale of die-cast racing cars. On September 24, 2001, the Company acquired Student Sports, Inc. ("Student Sports"), a media company producing publications, television programs and various marketing initiatives for the high school sports market. In June 2003, the company sold it's Student Sports subsidiary and it is reflected as discontinued operations in the accompanying financial statements. (See Discontinued operations below)

Additional investments have been made in other companies, which are in line with the Company's new focus (see Note 7).

DISCONTINUED OPERATIONS
On June 10, 2003, the company sold substantially all assets and liabilities of Student Sports, Inc effective as of May 15, 2003. The consideration for the sale of Student Sports was 325,686 shares of Silverstar Holdings common stock that were returned to the Company as well as the forgiveness of a maximum of 913,745 contingent shares of Silverstar Holdings that could have been payable to former Student Sports shareholders in April 2004. (see Note 13)

The original investment made in Leisureplanet.com ("LPI"), the Internet travel related services company, has been unsuccessful due to a lack of further investor funding. Therefore, on August 2, 2000, LPI was placed under voluntary administration in the United Kingdom and subsequently liquidated (see Note 13).

In addition to LPI, First Lifestyle Holdings Limited ("Lifestyle"), the products segment, was also discontinued in line with the shift in strategy of the holding company. This segment was involved in the manufacture, sale and distribution of lifestyle enhancing products, which included both consumable food products and semi-durable outdoor and indoor products (see Note 13).

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

                The  Company  maintains  deposit  balances  at  U.S.   financial
                institutions that, from time to time, may exceed federally insured limits. At June 30, 2003, there were no balances in excess of federally insured limits. The Company maintains its cash with high quality financial institutions, which the Company believes limits risk.

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

SOFTWARE DEVELOPED FOR INTERNAL USE
As a result of the acquisition of Fantasy in November 2000, the Company has adopted the provisions of AICPA Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed and Obtained for Internal Use". SOP 98-1 requires the capitalization of all internal and external costs incurred to develop internal use software during the application development stage. Fantasy operates its fantasy league through the use of software the company develops. Fantasy develops software to run its fantasy games; however, such costs were not significant during fiscal 2003, 2002 or 2001.

GOODWILL
The Company tests goodwill for impairment in the fourth quarter for Fantasy Sports, Inc. The goodwill impairment test for subsequent acquisitions will be performed on the one year anniversary of the acquisition and in that period thereafter. The Company performs the impairment test in accordance with SFAS 142 "Goodwill and Other Intangible Assets." SFAS 142 requires that the fair value of the reporting unit be compared to the carrying value, including goodwill, as the first step in the impairment test. The Company determines fair value for Fantasy by developing a ratio of revenue to market capitalization utilizing the Company and comparable publicly traded companies in the same industry and applying this ratio to revenue of the reporting unit.

INTANGIBLE ASSETS
Intangible assets include trademarks, customer lists, intellectual property and non-competition agreements. Intangible assets, excluding goodwill, are stated on the basis of cost and are amortized on a straight-line basis over a period of three to ten years. Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise. Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets. Should these cash flows not equate to or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required. Customer lists are amortized over a period of three to ten years. The patents, trademarks intellectual property and non-compete agreements related to discontinued operations were amortized over a period of three to twenty five years, up to the time of their disposal (see Note 13).

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

REVENUES
Revenues generated by Fantasy are seasonal from mid-February to the end of November. Fantasy collects its revenue at the beginning and mid-point of the season and recognizes this deferred revenue pro rata over the season. Student Sports recognized subscription revenue over the life of the subscription. For event-type revenue, revenue was recognized over the course of the contract in proportion to the expenses for the period compared to total expenses anticipated for the specific event. Revenues from television sports shows produced by Student Sports for television stations were recognized when the show aired. Student Sports was somewhat less affected by seasonal factors, generated less revenues in the December quarter than during the rest of the year. Revenues from Student Sports is presented in Discontinued Operations.

ADVERTISING COSTS
Advertising costs are expensed as incurred. Advertising costs incurred for continuing operations for the years ended June 30, 2003, 2002 and 2001 were $267,857, $426,558 and $591,894, respectively. Advertising costs incurred for discontinued operations during the years ended June 30, 2003, 2002 and 2001 were $7,015, $25,869 and $0.

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

If the Company used the fair value-based method of accounting to measure compensation expense for options granted at grant date as prescribed by SFAS No. 123, income/ (loss) per share from continuing operations would have been reduced to the proforma amounts indicated below.

                                                               2003            2002            2001
                                                         -------------     -----------     -----------
      Income (loss) continuing operations as reported    $   1,069,049     $(2,964,039)    $(5,010,726)
      Less: Compensation expense for options
           Awards determined by the fair-value-based
           Method                                              (15,472)       (868,002)       (838,648)
                                                         -------------     -----------     -----------
      Proforma net income/(loss) from continuing
      Operations                                         $   1,053,577     $(3,832,041)    $(5,849,374)
                                                         =============     ===========     ===========

      Basic:
           As reported                                           $0.12          $(0.39)         $(0.57)
           Pro forma                                             $0.12           (0.48)          (0.66)

      Assuming Full dilution:
           As reported                                           $0.10             N/A             N/A
           Pro forma                                             $0.10             N/A             N/A

The weighted average grant date fair value of options granted in 2003, 2002 and 2001 and the significant assumptions used in determining the underlying fair value of each option grant on the date of the grant utilizing the Black Scholes option pricing model were as follows:


                                                   2003        2002        2001
      Weighted average grant-date fair value of
         options granted                           $0.14       $0.48      $0.54
      Assumptions:
         Risk free interest rate                   3.14%    3.99 to 4.4    4.96%
         Expected life                            5 Years     5 Years    5 Years
         Expected volatility                        127%        96%         88%
         Expected dividend yield                    0.0%        0.0%        0.0%


NET  LOSS PER SHARE
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive potential common shares which includes the dilutive effect of stock options, warrants, convertible debentures and shares to be issued in connection with the acquisition of Student Sports (see Note 3). Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. The dilutive effect of shares to be issued in connection with the acquisition of Student Sports is computed using the average market price for the quarter. The diluted share base for the years ended June 30, 2002, and 2001, excludes shares of 1,737,910,and 261,092, respectively. These shares are excluded due to their anti-dilutive effect as a result of the Company's loss from continuing operations during 2002 and 2001.

RECENTLY ISSUED ACCOUNTING STANDARDS


In June 2001, the FASB issued SFAS 141, "Business Combinations," which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations consummated after June 30, 2001. The application of SFAS 141 did not affect any of the Company's previously reported amounts included in goodwill or other intangible assets.

Effective July 1, 2001, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective July 1, 2001 (goodwill amortization for fiscal 2002 otherwise would have been $821,098) and recorded goodwill attributable to Fantasy Sports, Inc. was tested for impairment. This impairment test is required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), the Company expects to perform this impairment test during the fourth quarter for Fantasy Sports. For the acquisition of Student Sports, Inc. and any subsequent acquisitions that are considered reporting units under SFAS 142, the impairment test will be performed on the one year anniversary of the acquisition and in that period thereafter.

Based on the initial impairment test on July 1, 2001, it was determined that none of the goodwill recorded was impaired. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses. The Company performed the impairment test on goodwill of Fantasy Sports as of June 30, 2003 and 2002 and determined that goodwill was not impaired.

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

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." Adoption of the standard is generally required in the fiscal year beginning after May 15, 2002, with certain provisions becoming effective for financial statements issued on or after May 15, 2002. Under the standard, transactions currently classified by the Company as extraordinary items will no longer be treated as such but instead will be reported as other non-operating income or expenses. The Company adopted SFAS 145 on July 1, 2002 and the adoption of SFAS 145 did not have a material impact on the Company's financial position or results of operations.

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

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclose Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 is effective for interim or annual periods ending after December 15, 2002. The adoption of FIN 45 had no material effect on the financial statements.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of SFAS 123. The standard provides additional transition guidance for companies that elect to voluntarily adopt the accounting provisions of SFAS 123, Accounting for Stock-Based Compensation. SFAS 148 does not change the provisions of SFAS 123 that permits entities to continue to apply the intrinsic value method of APB 25, Accounting for Stock Issued to Employees. As Advanced Viral continues to follow APB 25, its accounting for stock-based compensation will not change as a result of SFAS 148. SFAS 148 does require certain new disclosures in both annual and interim financial statements. The required annual disclosures are effective immediately and have been included in the Company's consolidated financial statements. The new interim disclosure provisions will be effective in the first quarter of fiscal 2004.

During April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 is effective for contracts entering into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS 149 will not have any impact on our operating results or financial position as we do not have any derivative instruments that are affected by SFAS 149 at this time.

During May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity". SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have an impact on our operating results or financial position.

NOTE 3.  ACQUISITIONS

On September 24, 2001, the Company acquired all the assets and business and assumed certain liabilities of Student Sports, a media company producing publications, television programs and various marketing initiatives for the high school sports market. Under the terms of the agreement, the Company issued 900,000 Company common shares to the owners of Student Sports, and undertook to provide a further payment, as defined, of between 500,000 and 1,500,000 shares of Company common stock on March 31, 2004. On June 10, 2003 the Company sold substantially all assets and liabilities of Student Sports, Inc. (See Note 13).

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

The following unaudited pro forma summary presents consolidated financial information as if the acquisition of Fantasy had occurred effective July 1, 2000. The pro forma amounts include adjustments for amortization of intangibles. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the consolidated entities.

                                                                                      Year ended
                                                                                    June 30, 2001
                                                                                     -----------
         Revenue                                                                     $ 2,231,026
                                                                                     ===========
         Loss before extraordinary item                                              $(8,472,074)
         Extraordinary item - gain on extinguishment of debt                           2,142,949
                                                                                     -----------
            Net loss                                                                 $(6,329,125)
                                                                                     ===========

         Loss per share - basic and diluted:
            Loss before extraordinary item                                                $(0.96)
            Extraordinary item                                                              0.24
                                                                                     -----------
            Net loss                                                                      $(0.72)
                                                                                     ===========


In October 2001, the Company received $200,000 in cash and approximately $305,000 reduction in accounts payable primarily related to the acquisition of Fantasy Sports from the Seller. The cash amount, which had been held in escrow, relates to settlement of a dispute related to the acquisition of Fantasy regarding certain disclosures made by Action at the time of acquisition and has been used to reduce goodwill. Of the $305,000, $130,000 was used to reduce inventory to fair value and the remaining $175,000 relating to the purchase price was recorded as a reduction to goodwill.

NOTE 4.  ACCOUNTS RECEIVABLE

                                                                                           2003             2002
                                                                                         -------       -----------
        Accounts receivable                                                              $17,816       $    25,594
        Less allowance for doubtful accounts                                                   -                 -
                                                                                         -------       -----------
                                                                                         $17,816       $    25,594
                                                                                         =======       ===========

NOTE 5.  INVENTORIES

Inventories consist of finished goods of $168,113 and $121,630 at June 30, 2003 and 2002, respectively. During fiscal 2002, inventory values were reduced by approximately $130,000 due to a settlement with the seller of Fantasy (see Note
3) and by a bulk sale of inventory of approximately $150,000.

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

                                                                                          2003              2002
                                                                                        --------          --------
        Leasehold improvements                                                         $  24,736         $  15,853
        Plant and equipment                                                              336,229           262,327
        Motor vehicles                                                                    34,912                 -
                                                                                        --------          --------
                                                                                         395,877           278,180
        Less accumulated depreciation                                                    255,576           165,118
                                                                                        --------          --------
                                                                                        $140,301          $113,062
                                                                                        ========          ========

Depreciation expense was $94,680, $91,657, and $67,955, for the years ended June 30, 2003, 2002, and 2001, respectively. Of this depreciation expense,$26,252, $15,525, and $0, respectively, was included in discontinued operations.

NOTE 7.   INVESTMENTS IN NON-MARKETABLE SECURITIES

A summary of the investments in affiliates on the consolidated financial statements is presented below:

                                                     Effective         As of and for the Year
                                                     Percentage                Ended
                                                     Ownership      June 30, 2003  June 30, 2002
                                                     ----------     -------------  -------------
           Investments In and Receivables From
              Unconsolidated Affiliates:
                 Magnolia Broadband                  13 and 48          831,066       831,066
                 Other                                                   12,500        12,500
                                                                       --------      --------
                                                                       $843,566      $843,566
                                                                       ========      ========
           Share of losses of
           unconsolidated affiliates:
              Magnolia Broadband                     13 and 48
                                                                              -
                                                                       --------      --------
                                                                       $      -      $      -
                                                                       ========      ========


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

On March 21, 2002, Magnolia entered into an agreement whereby it raised $6 million from three institutional investors. The agreement called for an immediate infusion of $3 million, with an additional $3 million committed, but contingent on Magnolia reaching defined technical milestones. As a result of this agreement, the Company exchanged its existing shares in Magnolia for new Series A Preferred shares and has converted the October 2001 loan into these new Series A Preferred shares as well. The Company's ownership percentage was reduced to approximately 13% and further reduced when the second tranche of financing was realized. In July 2003, Magnolia closed on a $6 million Series C financing round, half of which was funded on closing with the other half dependant on the achievement of certain technical milestones. On a fully diluted basis, the Company's percentage in Magnolia will be reduced to approximately 5% should Magnolia receive full funding, as well as the exercise of outstanding Magnolia employee stock options. Effective at the time that the Company's ownership percentage was reduced below 20%, the Company was accounting for their investment in Magnolia under the cost method. While Magnolia is confident that it can meet the defined technical milestones to obtain the additional funding, there is no assurance that this will occur. Furthermore, there is no assurance that the full amount will be sufficient for Magnolia to fund its future operations until it achieves revenues and profitability.

NOTE 8.  LONG-TERM NOTES RECEIVABLE

In connection with the sale of Lifestyle, which was completed in November 2000, as well as the earlier sale of two other subsidiaries, the Company received as partial consideration three notes denominated in South African Rand. These notes are subject to foreign currency risk and a portion of one is subject to certain performance requirements of the obligee. Two notes require monthly payments ranging from R50,000 to R189,000 through June 30, 2004. The third note was for R52 million of which R20 million (plus accrued interest of $862,083) has been treated as contingent consideration to be recorded when collected. The remaining R32 million is payable to the extent the borrower collects on junior debt. Collections of junior debt will be first charged against accrued interest and the excess applied to the receivable balance not to exceed tranches of R500,000. Management does not expect to begin receiving payments on these notes until the third quarter of fiscal 2004. These notes bear interest at rates based on the lower of the South African Bankers Acceptance rate or 12% (at June 30, 2003 the rate was 12.0%). Notes receivable include accrued interest of approximately $1,381,726.

                                                                                               June 30,
                                                                                        2003               2002
                                                                                     ----------         ----------
          Balance                                                                    $6,461,891         $4,269,109
          Less current portion                                                          248,205            409,971
                                                                                     ----------         ----------
          Long-term portion                                                          $6,213,686         $3,859,138
                                                                                     ==========         ==========

NOTE 9.  INTANGIBLE ASSETS

The components of amortized intangible assets as OF JUNE 30, 2003 AND 2002 is as follows:

                                                                                    Gross Carrying      Accumulated
                                                                                        Amount          Amortization
        Balance at June 30, 2003:
        Customer lists                                                                  $215,000          $184,250
                                                                                        ========          ========

        Balance at June 30, 2002
        Customer lists                                                                  $215,000          $117,250
                                                                                        ========          ========

Amortization expense for intangible assets was $112,938 $106,375, and $0, for the years ended June 30, 2003, 2002, and 2001, respectively. Of this amortization expense, $45,938, $15,525, and $0, respectively, was included in discontinued operations.

 Estimated amortization expense for the five succeeding fiscal years is as follows:

             2004                                            $18,750
             2005                                              2,000
             2006                                              2,000
             2007                                              2,000
             2008                                              2,000


SFAS 142 was adopted July 1, 2001 for fiscal 2002. The following table shows the Company's fiscal 2003, 2002 and 2001 results, adjusted to exclude amortization related to goodwill and equity method goodwill:

                                                                            Year Ended June 30,
                                                                  2003             2002             2001
                                                               -----------    --------------     -------------
      Income (Loss) before extraordinary items-as Reported     $    69,348    $   (3,788,800)    $  (7,400,109)
      Add back:                                                                            -                 -
         Goodwill amortization                                           -                 -           244,765
         Equity method goodwill amortization                             -                 -           433,326
         Goodwill amortization - discontinued operations                 -                 -            56,245
      Deduct:
         Increase in loss on disposition                                 -                 -                 -
                                                               -----------    --------------     -------------
      Income (Loss) before extraordinary items - as adjusted   $    69,348    $   (3,788,800)    $   6,665,773
                                                               ===========    ==============     =============

      Net income (loss) - as reported                          $    69,348    $   (3,788,800)    $  (5,257,160)

      Add back:
         Goodwill amortization                                           -                 -           244,765
         Equity method goodwill amortization                             -                 -           433,326
         Goodwill amortization - discontinued operations                 -                 -            56,245
      Deduct:
         Increase in loss on disposition                                 -                 -                 -
                                                               -----------    --------------     -------------
      Net loss - as adjusted                                   $    69,348    $   (3,788,800)    $  (4,522,824)
                                                               ===========    ==============     =============

      Income (Loss) per share - basic and diluted:
      Inc.(Loss) before extraordinary items - as reported      $      0.01    $        (0.43)    $       (0.84)
      Add back:
         Goodwill amortization                                           -                 -              0.03
         Equity method goodwill amortization                             -                 -              0.05
         Goodwill amortization - discontinued operations                 -                 -              0.01
      Deduct:
         Increase in loss on disposition                                 -                 -                 -
                                                               -----------    --------------     -------------
      Inc(Loss)before extra ordinary items- as adjusted        $       .01    $        (0.43)    $       (0.75)
                                                               ===========    ==============     =============

      Net Income( loss) - as reported                          $       .01    $        (0.43)    $       (0.60)
      Add back:
         Goodwill amortization                                           -                 -              0.03
         Equity method goodwill amortization                             -                 -              0.05
         Goodwill amortization - discontinued operations                 -                 -              0.01
      Deduct:
         Increase in loss on dispositions                                -                 -                 -
                                                               -----------    --------------     -------------
      Net  income (loss) - as adjusted                         $       .01    $        (0.43)    $       (0.51)
                                                               ===========    ==============     =============

The changes in goodwill balance during fiscal 2002 are as follows:

                                                                                     Internet
                                                                                      Fantasy
                                                                       Marketing      Sports
                                                                       Services        Games           Total
                                                                       --------      ----------     -----------
      Balance at June 30, 2002, net                                    $      -      $3,323,049     $ 3,323,049
      Additions to goodwill:
           Acquisition of Student Sports, Inc.                          336,038               -         336,038
           Acquisition of Area Code Baseball                            100,000               -         100,000
      Reductions in goodwill:
          Student Sports reported as Discontinued Operations           (336,038)              -        (336,038)
          Area Code Baseball reported as Discontinued Operations       (100,000)              -        (100,000)
           Settlement of purchase price issues
               Related to Fantasy Sports (see Note 3)                                  (375,225)       (375,225)
                                                                       --------      ----------     -----------
      Balance at June 30, 2003                                         $             $2,947,824     $ 2,947,824
                                                                       ========      ==========     ===========


NOTE 10. ACCRUED LIABILITIES

                                                                                                    June 30,
                                                                                             2003               2002
                                                                                           --------          ---------
Accrued prize winner cash and merchandise awards                                           $195,498           $185,337
Payroll and related payroll expenses                                                         52,220             85,830
Other                                                                                       167,681             70,364
                                                                                           --------          ---------
                                                                                           $415,399          $,341,531
                                                                                           ========          =========

NOTE 11. DEBT

LINES OF CREDIT
In June 2002, Fantasy Sports obtained a secured line of credit facility for borrowings up to $1.0 million, which is fully secured against cash balances held in the Company's account. This facility is due on demand and has an interest rate of 3.0%. The balance outstanding under this line of credit at June 30, 2003 was $168,151.

The company has a secured line of credit utilized by Fantasy Sports for borrowings up to $50,000, which is fully secured by inventory currently owned or hereafter acquired. This facility is payable on demand and bears interest at prime plus 1/2 %. The balance outstanding under this line of credit at June 30, 2003 was $50,000.

LONG TERM DEBT

                                                                                         2003         2002
                                                                                       -------       ------
        Vehicle loans                                                               $   21,598            -
        Capital lease obligations                                                       38,523            -
                                                                                       -------       ------
                                                                                        60,121            -
        Less current portion                                                            26,237            -
                                                                                       -------       ------
        Long-term debt, net                                                            $33,884       $    -
                                                                                       =======       ======

Scheduled debt maturities for the next five fiscal years are $26,237 in fiscal 2004, $23,251 in fiscal 2005, $5,983 in fiscal 2006 and $4,650 in fiscal 2007.

INCREASING RATE SUBORDINATED CONVERTIBLE DEBENTURES
15,000 increasing rate subordinated convertible debentures of $1,000 each were issued on October 31, 1997. These debentures bore interest at 5% per annum for the year ending October 31, 2001.

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

In connection with redemption of the increasing rate subordinated convertible debentures in fiscal 2001, the Company recognized an extraordinary gain of $2,142,949 (net of $119,323 debenture issuance costs and $24,000 of accrued interest write-off) of previously accrued amounts in the debenture redemption reserve fund (see Note 14). The balance of the debenture redemption reserve fund at June 30, 2001 was $61,836. This was paid at maturity in October 2001.

NOTE 12. INCOME TAXES

The components of the Company's provision for income taxes were as follows:

                                                                                      2003       2002      2001
                                                                                   --------     -----      -----
          Current:
             Federal                                                              $       -    $    -     $    -
             State                                                                        -         -          -
                                                                                   --------     -----      -----
                                                                                          -         -          -
                                                                                   --------     -----      -----
          Deferred:
             Federal                                                                      -         -          -
             State                                                                        -         -          -
                                                                                   --------     -----      -----
                                                                                          -         -          -
                                                                                   --------     -----      -----
                                                                                   $      -     $   -      $   -
                                                                                   ========     =====      =====

A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:

                                                           2003             2002           2001
                                                       -----------     -----------     -----------
      Tax benefit at the statutory rate of 34%         $    23,578     $(1,288,192)    $(1,703,647)
      Tax effect on income (loss) of non-US
         Operations                                       (120,201)        612,297       1,031,590
      State income taxes, net of federal income tax         (8,526)        (59,638)        (59,299)
      Travel and entertainment                               7,407           4,376           2,276
      Valuation allowance                                   97,742         731,157         729,080
                                                       -----------     -----------     -----------
                                                       $         -     $         -     $         -
                                                       ===========     ===========     ===========

At June 30, 2003, the Company has available a U.S. net operating loss carryforward of approximately $2,714,000 which expires through 2023.

In addition to the net operating loss carryforward, the Company had deferred tax assets which relate primarily to amortization of goodwill recorded at different rates for tax and book purposes, deferred revenue that is deferred for book purposes but is recognized when received for tax purposes, and accrued prize winnings which is accrued for book purposes but deductible when paid for tax purposes. As of June 30, 2003 and 2002, a valuation allowance has been established against the deferred tax asset since the Company believes it is more likely than not that the amounts will not be realized.

The components of the deferred tax assets (liabilities) were as follows at June 30, 2003 and 2002:

           Current:                                                       2003                  2002
                                                                      ----------            ----------
              Net operating loss                                      $1,265,986            $1,034,750
              Accrued prize winnings                                      66,377                61,434
              Accrued pit points                                           5,920                 7,104
              Deferred revenue                                           309,360               377,429
                                                                      ----------            ----------
                                                                       1,647,643             1,480,717
                                                                      ----------            ----------
           Long-term:
              Amortization of goodwill                                  (111,032)              (31,191)
              Depreciation                                                21,368                10,713
                                                                      ----------            ----------
                                                                         (89,664)              (20,478)
                                                                      ----------            ----------
                                                                       1,557,979             1,460,239
           Total valuation allowance                                  (1,557,979)           (1,460,239)
                                                                      ----------            ----------
           Deferred tax asset                                         $        -            $        -
                                                                      ==========            ==========


The Silverstar Holdings Limited is a Bermuda registered corporation where there are no income tax laws applicable.

FSAH, a South African registered corporation, incurred no income tax charges in fiscal year 2003 and 2002.

First South Africa Management Corp. Fantasy Sports, Inc. and Student Sports, Inc., are U.S. registered corporations and did not incur any income tax provision for 2003, 2002 and 2001.

NOTE 13. DISCONTINUED OPERATIONS

STUDENT SPORTS, INC.
On June 10, 2003 the Company sold substantially all the assets and liabilities as of May 15, 2003 of Student Sports, a media company producing publications, television programs and various marketing initiatives for the high school sports market. The consideration for the sale of Student Sports was 325,686 shares of Silverstar Holdings common stock that were returned to the Company as well as the forgiveness of a maximum of 913,745 contingent shares of Silverstar Holdings that could have been payable to former Student Sports shareholders in April 2004.

In accordance with accounting principles generally accepted in the United States of America, the operating results and net assets related to Student Sports, Inc. have been included in discontinued operations in the company's consolidated statements of operations and consolidated balance sheets.

The following summarizes the operating results of Student Sports, discontinued operations:

                                                                     Eleven Months     Nine Months
                                                                         Ended            Ended
                                                                        May 15,          June 30,
                                                                         2003             2002
                                                                      ----------       ----------
             Revenue                                                  $1,285,065       $1,121,101
                                                                      ==========       ==========
             Operating loss                                           $( 736,947)      $( 824,761)
                                                                      ==========       ==========
             Loss on disposal                                         $ (262,754)      $        -
                                                                      ==========       ==========



Net assets related to Student Sports discontinued operations of $ 977,793 are reported on the June 30, 2002 consolidated balance sheet. These assets consist of the following:

                                                                        June 30,
                                                                          2002
                                                                       ---------
            Cash                                                        $109,809
                                                                         241,814
           Receivables
            Prepaid assets                                                54,493
            Property Plant and equipment, net                            103,117
            Intangible assets, net                                     1,401,663
                                                                       ---------
                Total assets                                           1,910,896
                                                                       ---------

           Line of credit                                                $53,955
           Current portion of long-term debt                              22,682
           Accounts payable                                              134,042
           Accrued expenses                                               53,656
           Deferred revenue                                              141,397
           Long - term debt                                               35,776
           Obligation related to acquisition                             491,595
                                                                       ---------
               Total liabilities                                         933,103
                                                                       ---------
               Net assets                                              $ 977,793
                                                                       =========

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

The following summarizes the operating results of the Lifestyle discontinued operations:

                                                                  Four Months Ended
                                                                  October 31, 2001
                                                                     -----------
             Revenue                                                 $28,235,519
                                                                     ===========
             Operating income                                        $ 1,646,745
                                                                     ===========
             Net income, net of minority interest
                of $798,671 and $3,479,293                           $   823,373
                                                                     ===========
             Provision for loss on disposal                          $(2,389,383)
                                                                     ===========


Lifestyle was sold effective November 6, 2000, the date that the proceeds from the sale were made available to the Company. Therefore, the results presented above for the period ended June 30, 2001 are for a four-month period.

NOTE 14. EXTRAORDINARY ITEM

During  the  year  ended  June 30,  2001,  the  Company  purchased  and  retired
$11,700,000 face value of the increasing rate subordinated convertible debentures for face value plus accrued but not accreted interest. As a result of these retirements, the Company recognized an extraordinary gain of $2,142,949 of previously accrued but unpaid accreted interest (see Note 11).

NOTE 15.  CASH FLOWS

Changes in operating assets and liabilities consist of the following:

                                                                                      2003           2002            2001
                                                                                  -----------     -----------     -----------
      Increase in accounts receivable                                                   5,413         (25,594)              -
      Decrease (Increase) in inventories                                              (46,483)        256,091        (361,818)
      Increase in prepaid expenses and current assets                                 (20,010)         56,812        (569,714)
      Increase in overdraft                                                               567
      (Decrease) increase in accounts payable                                         222,480        (180,786)        340,073
      (Decrease) increase in accrued expenses                                          31,294        (115,533)       (352,269)
      Decrease in other taxes payable                                                       -               -               -
      Decrease in income taxes payable                                                      -               -               -
                                                                                  -----------     -----------     -----------
                                                                                  $   193,261     $    (9,010)    $  (943,728)
                                                                                  ===========     ===========     ===========

      Dividends paid is reconciled as follows:
        Movement in opening and closing balances                                  $         -     $         -     $  (179,840)
        Liability assumed upon disposition                                                  -               -         344,949
        Dividend charge                                                                     -               -        (165,109)
                                                                                  -----------     -----------     -----------
        Dividends paid                                                            $         -     $         -     $         -
                                                                                  ===========     ===========     ===========

      Net cash provided used in discontinued Operations
      consists of the following:
            Net loss of discontinued operations                                   $  (999,700)    $  (824,761)    $(2,389,383)
            Impairment of intangible assets                                           322,000               -               -
            Depreciation and amortization                                              72,190          54,900         950,388
            Bad debts expense                                                           3,700          16,429
            Minority share of (losses) gains                                                -         844,273
            Changes in operating accounts                                             113,481        (174,377)       (824,326)
             Loss on Disposal of Fixed Assets                                           6,502
            Acquisition of property plant and equipment                               (21,207)        (64,149)
            Short - term borrowings -net                                               96,045          53,955
            Repayment of long term debt                                               (14,812)         (7,013)
            Proceeds from equipment loans                                                              51,175
           Cash (included in)  from net assets  from                                                 (109,809)
           discontinued operations
            Interest in losses of affiliates                                                -                          13,579
            Net loss on sale of assets                                                174,801                -         21,278
            Movement in deferred income taxes                                               -                         294,018
            Shares to be issued                                                             -               -               -
                                                                                  -----------     -----------     -----------
                                                                                  ($  247,000)    ($1,003,650)    $(1,090,173)
                                                                                  -----------     -----------     -----------

      Non-cash investing and financing activities:
         Gain on extinguishment of accrued but unpaid
      accreted interest                                                           $         -     $         -     $ 2,142,949
                                                                                  ===========     ===========     ===========
         Retirement of treasury shares                                               $,25,135     $    62,037     $ 1,011,232
                                                                                  ===========     ===========     ===========
         Financing of vehicle purchase                                               $,22,800     $         -     $         -
                                                                                  ===========     ===========     ===========

NOTE 16.  BUSINESS SEGMENT INFORMATION

During fiscal years 2003 and 2002 had two reportable segments, which included strategic business units that offered different products and services. These business units were managed separately as Student Sports provided marketing services and Fantasy Sports provides entertainment services .As the company has changed it's focus, the Company sold Student Sports and is being reported as discontinued operations. As a result, as of June 30, 2003, the company operates in only one segment, consisting of fantasy sports games.

NOTE 17. STOCK OPTION PLAN

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

The Company, through June 30, 2003, has granted options to purchase 921,666 shares of common stock under the Plan, of which 110,000 options have been exercised and 30,000 options expired unexercised.

The options issued under the plan still outstanding are reflected in the table below.

                                                                                      Shares            Weighted
                                                                                    Subject to          Average
                                                                                      Options        Exercise Price
                                                                                    Outstanding        Per Option
          Balance at June 30, 2000                                                  1,520,000            4.54

          Granted - non-plan options                                                  250,000             .75
          Granted - plan options                                                       45,000             .75
          Expired - non-plan options                                                  (71,669)           3.29
                                                                                    ---------
          Balance at June 30, 2001                                                  1,743,331            3.62


          Granted - non-plan options                                                   50,000            0.80
          Granted - plan options                                                       85,002            0.42
          Expired - plan options                                                      (65,000)           4.71
                                                                                    ---------
          Balance at June 30, 2002                                                  1,813,333            3.35

          Granted - plan options                                                       45,000            0.16
          Expired - plan options                                                      (30,000)           6.00
          Expired - non-plan options                                                  (40,000)           4.81
          Terminated - non-plan options                                               (80,000)           2.30
                                                                                    ---------
          Balance at June 30, 2003                                                  1,463,333            3.39
                                                                                    ---------


Significant option groups outstanding at June 30, 2003 and related weighted average exercise price and weighted average remaining life are as follows:

                 Options Outstanding and Exercisable
           ------------------------------------------------
                                               Weighted
                 Range of                       Average
                 Exercise                      Exercise
                  Prices         Shares          Price

             Less than $1.00       130,000        $0.32
              $1.00 to $2.19       330,000         1.13
              $3.75 to $4.88       763,333         4.37
              $5.00 to $6.00       240,000         5.02

The Company has also issued options to an employee to acquire 4.45 shares of Fantasy common stock for $47,191 per share. These options vest immediately and have a life of three years. The fair value of this option utilizing the Black Scholes option pricing model amounted to $6,451 per share. The assumptions used in this model were as follows: risk-free interest rate 4.96%; expected life 3 years; expected volatility 0.0%; and expected dividend yield of 0.0%. This option has a remaining life of 0.3 years.

NOTE 18. WARRANTS OUTSTANDING

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

Also during fiscal 2001, Fantasy issued warrants to acquire 4.68 shares of Fantasy common stock with an exercise price of $47,191 per share to TWI Interactive, Inc, (see Note 21).

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

NOTE 19. FANTASY ESCROW AGREEMENT

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

NOTE 20. FIRST SOUTH AFRICAN HOLDINGS ESCROW AGREEMENT

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

Since 2000, no further shares of common stock have been issued in terms of FSAC or FSAH escrow agreements, nor will there be any further issuances.

NOTE 21. COMMITMENTS, CONTINGENCIES AND OTHER  MATTERS

PROFITABILITY AND LIQUIDITY
As reflected in the accompanying consolidated financial statements, the Company has incurred significant operating losses and experienced negative operating cash flows in recent years. With a view towards achieving profitability and improving liquidity, management has adopted, and is in the process of implementing, the following strategies:

         o seek corporate sponsorships for the internet fantasy sports gaming segment to diversify its revenue streams while focusing on its core motor sports niche;

         o reduce overhead of the operating subsidiary and continue to look for areas in which further cost savings can be obtained.

         o diversify the price points and structure of its fantasy games and add additional premium content to attract new customers and generate additional revenues from the existing subscriber base.

Management believes that its present financial resources are sufficient to meet its obligations for the ensuing twelve months. In addition to unrestricted cash of approximately $0.8 million at June 30, 2003, the Company expects to begin collecting on an outstanding note receivable due from the sale of First Lifestyle Holdings in March 2004, which will provide additional resources. The Company is also working to find an alternative guarantor for the approximate $700,000 it has guaranteed for the bank lines of a former South African subsidiary. Additionally, the Company believes it would be able to raise debt or equity capital should the need arise.

Management believes that the actions presently being taken by the Company will achieve profitability and improve liquidity. However, there can be no assurance that management's plans will be successful or that the Company will be profitable in the future.

LEASES
The Company leases office facilities and various equipment under non-cancelable operating leases expiring through January 2006. Office facility and equipment rent expense included in continuing operations for the years ended June 30, 2003, 2002 and 2001 was approximately $137,000, $133,000 and $88,000, respectively.

Approximate future minimum lease payments under non-cancelable office and equipment lease agreements are as follows:

Year ending June 30:
      2004                      $ 85,103
      2005                        54,638
      2006                        33,403
      2007                        13,107
      2008                        13,107
      2009                         1,092
                                ========
                                $200,450
                                ========

LITIGATION First South Africa Holdings (FSAH), our South African subsidiary, has received notice of a claim for approximately $250,000 from a holder of FSAH Class B shares. The claimant contends a breach of their FSAH escrow agreement issued in connection with the sale of their business in 1997. We believe this claim is without merit and FSAH will vigorously defend this matter. In July 2003, FSAH settled this matter by paying an amount of R150,000 (approximately $20,000) in exchange for the receipt of 19,000 FSAH Class B Shares.

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

On December 18, 2000, the Company entered into an agreement with an employee that provides for a base salary, 250,000 stock options that vest over a period of time and 10,000 shares of the Company's common stock issued upon acceptance of the employment agreement. The agreement also allows the employee to participate in a management bonus pool. Such pool will be comprised of up to 5% of realized capital gains from the Company's investments made after April 1, 2000. In September 2002, this employee contract was terminated with 125,000 stock options vested. All other future compensation under the agreement was cancelled at that time.

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


GUARANTEES

In order to facilitate an orderly sale of one of its former South African subsidiaries, in 1999 the Company provided a guarantee for the bank facilities of this subsidiary in South Africa. At the time, this guarantee was provided on an unsecured basis by our wholly owned subsidiary, First South African Holdings. In November 2000, upon the subsequent sale of the majority of our South African assets and the repatriation of the cash proceeds of this sale, we were required to provide a bank guarantee to secure the continuation of this credit facility. As a result, during fiscal 2001 and 2002 we provided a bank guarantee in the amount of R9 million ($US 900,000) to secure such facility. The bank guarantee is in turn secured by the equivalent amount in US dollars. In December 2002, we negotiated a restructure of this South African facility, reducing the face amount of our guarantee to R5.5 million ($US 730,000). Our former subsidiary, in turn, is reducing its bank line through the repayment of R150,000 ($US 20,000) per month in interest and principal. Our exposure as of June 30, 2003 has been reduced to approximately R5.3 million ($US 700,000) and we anticipate it to be reduced by approximately R100,000 ($13,000) per month over the next fiscal year. At current exchange rates, we have approximately $667,000 restricted cash securing this guarantee. We are comfortable that this guarantee will be significantly reduced over the next two years, during which time we believe that alternative arrangements will be made so that this guarantee will no longer be in force.

OTHER
South African Secondary Tax on Companies at 12.5 percent is payable on all dividends declared out of distributable reserves of South African companies. There were no dividends of this nature declared in 2003, 2002 or 2001.

During 2003, the Company entered into various contracts with web based and non-web based companies whereby these companies will direct their customers to the Fantasycup.com website. For those customers that register for the fantasy league through the website, the Company will pay commissions ranging from 12% to 50% of net revenues depending on the terms of each individual agreement. The term of these agreements are for one year and are renewed annually unless terminated by either party.

In June 2001, the Company entered into an agreement with TWI  Interactive,  Inc.
(TWI), the online arm of International Management Group (IMG). The agreement was designed to assist Fantasy in establishing itself as the premier, independent, subscription-based fantasy sports game producer. TWI and affiliates of IMG will provide exclusive representation and services across a broad spectrum of its sports marketing activities. Under the agreement, the Company will pay TWI a monthly fee of $12,000 and commissions of 20% to 50% of net revenues generated as a result of the services provided by TWI. The agreement also provides for TWI to receive a four-year warrant to acquire 4.68 shares of Fantasy common stock at $47,191 per share. There was no charge to operations in 2001 for the fair value of the warrants since the amount was not considered material. This agreement was terminated in June 2002, but the warrants remain outstanding and expire June 21, 2005 (see Note 18).

NOTE 22. QUARTERLY INFORMATION (UNAUDITED)

                                                                         Quarters Ended
                                                  -----------------------------------------------------------
                                                   September 30,   December 31,     March 31,      June 30,
                                                        2002           2002           2003           2003         Total
                                                        ----           ----           ----           ----
        Revenues                                   $ 1,021,314    $   651,526    $   653,023    $   815,585    $ 3,141,448
        Income (Loss) from continuing operations       (39,722)       627,183        137,530        344,058      1,069,049
        Net income( loss)                             (205,637)       187,272         78,806          8,907         69,348
        Net income (loss) per share - basic              (0.02)           0.2            0.1            0.0            0.1
        and diluted
        Weighted average common stock
           outstanding - basic and diluted           8,940,617      8,807,180      8,776,199      8,807,154      8,704,620


                                                                         Quarters Ended
                                                  -----------------------------------------------------------
                                                   September 30,   December 31,     March 31,      June 30,
                                                        2001           2003           2002           2002         Total
                                                        ----           ----           ----           ----

        Revenues                                   $   997,024    $   683,661    $   634,958    $   791,681    $ 3,103,324
         Income (Loss) from continuing                (823,368)    (1,738,786)      (514,529)       112,644     (2,964,039)
        operations
        Net income (loss)                             (823,368)    (1,928,935)      (780,592)      (255,905)    (3,788,800)
        Net Income (loss) per share - basic              (0.10)         (0.22)         (0.09)         (0.03)         (0.43)
        and diluted
        Weighted average common stock
           outstanding - basic and diluted           8,136,095      8,969,889      8,949,855      8,947,899      8,750,937

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and our executive officers and the executive officers of our subsidiaries, their ages and present position are as follows:

                 NAME            AGE                POSITIONS
     ---------------------------------------------------------------------------

     Michael Levy............    57     Chairman of the Board

     Clive Kabatznik.........    46     Vice Chairman of the Board,
                                        Chief Executive Officer,
                                        President and Chief Financial Officer

     Cornelius J. Roodt......    44     Director

     Joseph Weil.............    48     Director

     Stanley Castleton.......    56     Director

     Greg Liegey.............    40     Chief Executive Officer,
                                        Fantasy Sports, Inc.

MICHAEL LEVY is our cofounder and has served as Chairman of our Board of Directors since our inception. Since 1987, Mr. Levy has been the Chief Executive Officer and Chairman of the Board of Arpac L.P., a Chicago-based manufacturer of plastic packaging machinery.

CLIVE KABATZNIK is our cofounder and has served as a director and our President since inception and as our Vice Chairman, Chief Executive Officer and Chief Financial Officer since October 1995. Mr. Kabatznik has served as President of Colonial Capital, Inc. a Miami-based investment banking company that specializes in advising middle market companies in areas concerning mergers, acquisitions, private and public agency funding and debt placements.

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

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors has an audit committee and a compensation committee. The audit committee is composed of Stanley Castleton and Cornelius J. Roodt. The audit committee is responsible for recommending annually to the Board of Directors the independent auditors to be retained, reviewing with the independent auditors the scope and results of the audit engagement and establishing and monitoring our financial policies and control procedures.

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


ITEM 11.      EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation we paid or accrued to our Chief Executive Officer during the fiscal years ended June 30, 2001, June 30, 2002 and June 30, 2003. Apart from our Chief Executive Officer, whose annual salary is $315,000, none of our executive officers of any of our subsidiaries received compensation in excess of $100,000 during the fiscal year ended June 30, 2003.


                                                 SUMMARY COMPENSATION TABLE

                                            ANNUAL COMPENSATION                               LONG TERM COMPENSATION
                                      ------------------------------                   -----------------------------------
                             FISCAL
NAME AND                     YEAR                                       OTHER ANNUAL       RESTRICTED       SECURITIES
PRINCIPAL POSITION           ENDED         SALARY         BONUS         COMPENSATION         STOCK          UNDERLYING
                            JUNE 30,                                                         AWARDS        STOCK OPTIONS
--------------------      ----------  ---------------  -------------   ---------------  ----------------  ----------------
                                              $             $
Clive Kabatznik,              2003           315,000        0                ---              ---              5,000
President and Chief           2002           315,000        0                                                  5,000
Executive Officer             2001           303,750        0                                                  5,000



The options granted to Mr. Kabatznik during fiscal year ended June 30, 2003 represent:

     o an option granted under our 1995 Stock Option Plan to purchase 5,000 shares of our common stock, which is currently exercisable at an exercise price of $0.16 per share;

The options granted to Mr. Kabatznik during fiscal year ended June 30, 2002 represent:

     o an option granted under our 1995 Stock Option Plan to purchase 5,000 shares of our common stock, which is currently exercisable at an exercise price of $0.42 per share;

The options granted to Mr. Kabatznik during fiscal year ended June 30, 2001 represent:

     o an option granted under our 1995 Stock Option Plan to purchase 5,000 shares of our common stock which is currently exercisable at an exercise price of $0.75 per share.

OPTIONS GRANTED IN FISCAL 2003

         The following table sets forth the details of options to purchase common stock we granted to our executive officers during fiscal year ended June 30, 2003, including the potential realized value over the 5 year term of the option based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock. Each option is immediately exercisable.

                                                     OPTIONS GRANTED
                                                     ---------------
                                                                                                    POTENTIAL REALIZABLE
                              NUMBER OF      PERCENT OF TOTAL     PER                              VALUE AT ASSUMED ANNUAL
                             SECURITIES             TO           SHARE        EXPIRATION DATE         RATE OF STOCK PRICE
                             UNDERLYING        EMPLOYEES IN     EXERCISE                                 APPRECIATION
NAME                           OPTIONS         FISCAL YEAR       PRICE                                  FOR OPTION TERM
--------------------------  ---------------  ----------------  -----------    ----------------    ---------------------------
                                                                                                        5%          10%
                                                                                                       ---          ---
Clive Kabatznik                     5,000         100%           $.16           December 16,           $876         $1,105
                                                                                   2007

AGGREGATED  OPTION  EXERCISES  IN LAST  FISCAL YEAR AND FISCAL  YEAR-END  OPTION
VALUES

         During the fiscal year ended June 30, 2003 no options were exercised by our executive officers. The following table sets forth the number of shares of our common stock underlying unexercised stock options granted by us to our executive officers and the value of those options at June 30, 2003. The value of each option is based on the positive difference, if any, of the closing bid price for our common stock on the Nasdaq National Market on June 30, 2003 or $0.30, over the exercise price of the option.


                                 NUMBER OF SECURITIES UNDERLYING
                                     UNEXERCISED OPTIONS AT          VALUE OF UNEXERCISED IN THE MONEY
                                         FISCAL YEAR-END                OPTIONS AT FISCAL YEAR-END
                                         ---------------                --------------------------
NAME OF EXECUTIVE OFFICER         EXERCISABLE      UNEXERCISABLE      EXERCISABLE        UNEXERCISABLE
------------------------------- ----------------- ---------------- ------------------- ------------------

Clive Kabatznik                      725,000           ---               $1,750              $--


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

Through September 28, 2003, we have granted options to purchase 485,000 shares of our common stock under our 1995 Stock Option Plan, 170,000 of which have been exercised.

NON-PLAN STOCK OPTIONS

We have granted non-plan stock options to purchase 1,110,000 shares of our common stock, 122,500 at of which were granted at an exercise price of $0.75 per share, 433,333 of which were granted at $4.10 per share, 25,000 at $2.19 per share, 330,000 at $4.75 per share and 200,000 at $5.00 per share.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of August 31, 2003, certain information as to the beneficial ownership of the our common stock by:

o each person known by us to own more than five percent (5%) of our outstanding shares;

o    each of our directors;

o each of our executive officers named in the Summary Compensation Table under "Executive Compensation"; and

o    all of our directors and executive officers as a group.

                                        Amount and Nature of Beneficial
                                        -------------------------------
                                                  Ownership (1)
                                                  -------------
                                                                                   Percentage    Percentage of
                                                                                   -----------   --------------
                                                           Class B                     of            Voting
         Name and Address of               Common          -------                     --            ------
         Beneficial Shareholder            ------          Common                  Ownership         Power
         ----------------------            Stock            ------                  ---------        -----
                                           -----          Stock (2)                   (1)(3)         (1)(3)
                                                          ---------                   ------         ------
         Michael Levy                    196,000(4)       736,589(5)                  11.0%           31.8%
         9511 West River Street
         Schiller Park, IL 60176

         Clive Kabatznik                 904,400(6)        190,000                    10.7%           15.2%
         6100 Glades Road
         Suite 305
         Boca Raton, FL 33434

         Cornelius J. Roodt              190,000(7)           0                        2.2%            1.6%
         P.O. Box 4001
         Kempton Park
         South Africa

         American Stock Transfer         354,334(8)       166,452(8)                   6.1%            9.7%
          & Trust Company
         6201 15th Avenue
         Brooklyn, New York 11219

         Joseph Weil                          0               0                         *              *
         6100 Glades Road
         Suite 305
         Boca Raton, Florida 33434

         Stanley Castleton              205,750(9)            0                        2.4%            1.7%
         6100 Glades Road
         Suite 305
         Boca Raton, Florida 33434

         All executive officers
         and directors as a group
         (5 persons)                  1,422,584(10)        926,589                    26.3%           50.3%

* Less than 1%.
(1) Beneficial ownership is calculated in accordance with Rule 13d3 under the Securities Exchange Act of 1934. Shares subject to stock options, for purposes of this table, are considered beneficially owned only to the extent currently exercisable or exercisable within 60 days after August 31, 2002.

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

(4) Includes 150,000 shares of our common stock issuable upon exercise of options that are immediately exercisable.

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

(7) Includes 190,000 shares of our common stock issuable upon exercise of options that are immediately exercisable.

(8) Based solely upon information contained in a Schedule 13G, Amendment No. 1, dated 12/31/99 filed with the Securities and Exchange Commission. All shares are held as escrow agent pursuant to various escrow agreements. American Stock Transfer & Trust Company holds a proxy to vote the shares of common stock. Michael Levy holds a proxy to vote the shares of Class B Common Stock.

(9) Includes 35,000 shares of our common stock issuable upon the exercise of options that are immediately exercisable.

(10) Includes 1,100,000 shares issuable upon exercise of options that are immediately exercisable.


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

ITEM 15.

         (A)   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

         1.    FINANCIAL STATEMENTS

         The following financial statements are included as required to be filed by Item 8:

SILVERSTAR HOLDINGS, LTD.

         Report of independent Certified Public Accountant

         Consolidated Balance Sheets at June 30, 2003 and 2002

         Consolidated Statements of Operations for the years ended June 30, 2003, 2002 and 2001

         Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2002 and 2001

         Consolidated Statement of Consolidated statements of stockholders' equity and Comprehensive loss for the years ended June 30, 2001, 2002 and 2003

         Notes to the Consolidated Financial Statements for the years ended June 30, 2003, 2002, and 2001

         2.    FINANCIAL STATEMENT SCHEDULES:

         All schedules have been omitted since the required information is included in the consolidated financial statements or notes thereto.

         3.    EXHIBITS:  SEE BELOW


         (B)   REPORTS ON FORM 8K

         Not applicable.

EXHIBIT NUMBER     DESCRIPTION
--------------     -----------

         3.1       Memorandum of Association of the Registrant(2)
         3.2       By-Laws of the Registrant(2)
         4.3 Indenture dated April 25, 1997 between the Registrant and American Stock Transfer & Trust Company(1)
         4.6       Stock Option Agreement(3)
         10.2      Form of FSAH Escrow Agreement(2)
         10.3 Form of First Amended and Restated Employment Agreement of Clive Kabatznik(2)
         10.4      Form of FSAM Management Agreement(2)
         10.5      Form of Consulting Agreement with Michael Levy(2)
         10.6      1995 Stock Option Plan(2)
         10.7 Asset purchase agreement by and among First South Africa Holdings PTY Ltd. and minority shareholders of First
                   Lifestyle Holdings, Ltd., Ethos Private Equity, Cornelius Roodt and certain other purchasers and the Company, dated as of September 24, 2000(4)
         10.8 Fantasy Sports Asset Acquisition Agreement dated as of November 17, 2000(5)
         10.9      Employment Agreement of Greg Liegey(6)
         21.1      Subsidiaries of the Registrant(7)
         23.1      Consent of Rachlin Cohen & Holtz(7)
         31.1 Certification Pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(7)
         32.1 Certification Pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(7)

----------

(1) Incorporated by reference is the Registrant's Current Report on Form 8-K, Exhibit 4.1 (filed on September 10, 1997).
(2) Incorporated by reference is the Registrant's Registration Statement on Form S-1 (No. 33-99180) (filed on November 9, 1995), as amended on Form S-1/A No. 1, Form S-1/A No. 2, Form S-1/A No. 3 (filed on December 27, 1995, January 16, 1996 and January 24, 1996, respectively) and Form 10-Q for the fiscal quarter ended March 31, 2000.
(3) Incorporated by reference is the Registrant's Registration Statement on Form S-1 (No. 333-33561) (filed on August 13, 1997), as amended on Form S-1/A No. 1, Form S-1/A No. 2 and For S-1/A No. 3 (filed on December 9, 1997, January 22, 1998 and February 11, 1998, respectively).
(4) Incorporated by reference to the Company's current report on Form 8-K filed with the Commission on October 12, 2000.
(5) Incorporated by reference to the Company's current report on Form 8-K filed with the Commission on December 1, 2000.
(6) Incorporated by reference to the Company's current report on From 8-K filed with the Commission on October 9, 2001.
(7)      Filed herewith.

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


Signature                                  Title                              Date
---------                                  -----                              ----

/s/ Michael Levy                   Chairman of the Board of             September 30, 2003
-------------------------          Directors
Michael Levy


/s/ Clive Kabatznik                President, Vice Chairman,            September 30, 2003
-------------------------          Chief Executive Officer, Chief
Clive Kabatznik                    Financial Officer, Director and
                                   Controller


/s/ Cornelius Roodt                Director                             September 30, 2003
-------------------------
Cornelius Roodt


/s/ Stanley Castleton              Director                             September 30, 2003
-------------------------
Stanley Castleton


/s/ Joseph Weil                    Director                             September 30, 2003
-------------------------
Joseph Weil


                                  EXHIBIT INDEX


EXHIBIT NUMBER    DESCRIPTION
--------------    -----------

         3.1      Memorandum of Association of the Registrant(2)
         3.2      By-Laws of the Registrant(2)
         4.3 Indenture dated April 25, 1997 between the Registrant and American Stock Transfer & Trust Company(1)
         4.6      Stock Option Agreement(3)
         10.2     Form of FSAH Escrow Agreement(2)
         10.3 Form of First Amended and Restated Employment Agreement of Clive Kabatznik(2)
         10.4     Form of FSAM Management Agreement(2)
         10.5     Form of Consulting Agreement with Michael Levy(2)
         10.6     1995 Stock Option Plan(2)
         10.7 Asset purchase agreement by and among First South Africa Holdings PTY Ltd. and minority shareholders of First
                  Lifestyle Holdings, Ltd., Ethos Private Equity, Cornelius Roodt and certain other purchasers and the Company, dated as of September 24, 2000(4)
         10.8 Fantasy Sports Asset Acquisition Agreement dated as of November 17, 2000(5)
         10.9     Employment Agreement of Greg Liegey(6)
         21.1     Subsidiaries of the Registrant(7)
         23.1     Consent of Rachlin Cohen & Holtz(7)
         31.1 Certification Pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(7)
         32.1 Certification Pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(7)

----------

(1) Incorporated by reference is the Registrant's Current Report on Form 8-K, Exhibit 4.1 (filed on September 10, 1997).
(2) Incorporated by reference is the Registrant's Registration Statement on Form S-1 (No. 33-99180) (filed on November 9, 1995), as amended on Form S-1/A No. 1, Form S-1/A No. 2, Form S-1/A No. 3 (filed on December 27, 1995, January 16, 1996 and January 24, 1996, respectively) and Form 10-Q for the fiscal quarter ended March 31, 2000.
(3) Incorporated by reference is the Registrant's Registration Statement on Form S-1 (No. 333-33561) (filed on August 13, 1997), as amended on Form S-1/A No. 1, Form S-1/A No. 2 and For S-1/A No. 3 (filed on December 9, 1997, January 22, 1998 and February 11, 1998, respectively).
(4) Incorporated by reference to the Company's current report on Form 8-K filed with the Commission on October 12, 2000.
(5) Incorporated by reference to the Company's current report on Form 8-K filed with the Commission on December 1, 2000.
(6) Incorporated by reference to the Company's current report on From 8-K filed with the Commission on October 9, 2001.
(7)      Filed herewith.