Form 10-Q
period 2003-09-30
SILVERSTAR HOLDINGS LTD
filed 2003-11-14
CIK 1003390

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

    The number of shares of common stock outstanding as of November 10, 2003 was 8,485,513.

SILVERSTAR HOLINGS LTD - 10Q                               Filing Date: 11/14/03
--------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION

Item 1 Condensed Consolidated Balance Sheets at September 30, 2003 (Unaudited) and June 30, 2003

         Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2003 and 2002

         Condensed Consolidated Statements of Cash Flows (Unaudited) for three months ended September 30, 2003 and 2002

         Notes to the Condensed Consolidated Financial Statements (Unaudited)

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3   Quantitative and Qualitative Disclosures About Market Risk

Item 4   Controls and Procedures

PART II - OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K

SIGNATURES

SILVERSTAR HOLINGS LTD - 10Q                               Filing Date: 11/14/03
--------------------------------------------------------------------------------

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              September 30,     June 30,
                                                                  2003            2003
                                                              ------------    ------------
                                                                     (Unaudited)
ASSETS
Current assets
     Cash and cash equivalents, includes restricted cash of
         $1,055,396 and $835,951, respectively                $  1,523,976    $  1,617,629
     Accounts receivable, net                                       26,084          17,816
     Inventories                                                   120,392         168,113
     Current portion of notes receivable                           188,350         248,205
     Prepaid expenses and other current assets                      98,167         120,142
                                                              ------------    ------------
         Total current assets                                    1,956,969       2,171,905
Property, plant and equipment, net                                 128,940         140,301
Investments in affiliates                                          843,566         843,566
Long-term notes receivable                                       6,687,191       6,213,686
Goodwill, net 2,947,824                                          2,947,824       2,947,824
Intangible assets, net                                              14,000          30,750
Deferred charges and other assets                                    6,130           6,130
                                                              ------------    ------------
Total assets                                                  $ 12,584,620    $ 12,354,162
                                                              ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Lines of credit                                               355,396         218,851
     Current portion of long term debt                              20,745          26,237
     Accounts payable                                              532,430         483,264
     Other provisions and accruals                                 387,742         415,399
     Deferred revenue                                              468,719         836,073
                                                              ------------    ------------
         Total current liabilities                               1,765,032       1,979,824
Long term debt                                                      32,505          33,884
Obligation related to acquisition                                  315,405         315,405
                                                              ------------    ------------
Total liabilities                                                2,112,942       2,329,113
                                                              ------------    ------------
Stockholders' equity:
Capital stock:
     Preferred stock, $0.01 par value; 5,000,000 shares
         authorized; no shares issued and outstanding                 --              --
     Common stock, class A, $0.01 par value; 50,000,000
         shares authorized; 7,538,924 and 7,503,924 shares
         issued and outstanding, respectively                       75,389          75,039
     Common stock, class B, $0.01 par value; 2,000,000
         shares authorized; 946,589 shares issued and
         outstanding                                                 9,466           9,466
     Common stock, FSAH Class B, R0.001 par value;
         10,000,000 shares authorized; 2,671,087 shares
         issued and outstanding                                        600             600
Additional paid-in capital                                      63,524,222      63,512,472
Accumulated deficit                                            (53,137,999)    (53,572,528)
                                                              ------------    ------------
         Total stockholders' equity                             10,471,678      10,025,049
                                                              ------------    ------------
Total liabilities and stockholders' equity                    $ 12,584,620    $ 12,354,162
                                                              ============    ============

See notes to condensed consolidated financial statements.


--------------------------------------------------------------------------------

SILVERSTAR HOLINGS LTD - 10Q                               Filing Date: 11/14/03
--------------------------------------------------------------------------------


                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended September 30,
                                                                       2003           2002
                                                                  ---------      ---------
Revenues                                                        $   886,895    $ 1,021,314

Operating expenses:
     Cost of sales                                                  477,535        559,556
     Selling, general and administrative                            463,996        511,290
     Amortization of intangible assets                               16,750         16,750
     Depreciation                                                    11,514         18,830
                                                                  ---------      ---------
                                                                    969,795      1,106,426
                                                                  ---------      ---------
         Operating loss                                             (82,900)       (85,112)

Other income                                                          1,237             99
Foreign currency gains (losses)                                     344,851        (97,923)
Interest income                                                     178,382        145,614
Interest expense                                                     (7,041)        (2,399)
                                                                  ---------      ---------

Income (Loss) from continuing operations, before income taxes       434,529        (39,721)

Provision for income taxes                                             --             --


Income (loss) from continuing operations                            434,529        (39,721)

Loss from discontinued operations                                      --         (165,916)
                                                                  ---------      ---------
Net income (loss)                                               $   434,529    $  (205,637)


Income (Loss) per share
        Basic
        Continuing operations                                   $       .05           --
      Discontinued operations                                          --      $      (.02)
                                                                  ---------      ---------

        Net income (loss)                                       $       .05    $      (.02)
                                                                  ---------      ---------
        Diluted
        Continuing operations                                   $       .05           --
      Discontinued operations                                          --      $      (.02)
                                                                  ---------      ---------
        Net income (loss)                                       $       .05    $      (.02)
                                                                  ---------      ---------

Weighted average common stock outstanding:
     Basic                                                        8,482,469      8,940,617
                                                                  =========      =========
      Diluted                                                     9,293,770      8,940,617
                                                                  =========      =========


See notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------

SILVERSTAR HOLINGS LTD - 10Q                               Filing Date: 11/14/03
--------------------------------------------------------------------------------

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                  Three Months Ended September 30,
                                                               2003           2002
                                                        -----------    -----------
Cash flow from operating activities:
     Net loss from operations                           $   434,529    $   (39,721)
Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation and amortization                       28,104         35,580
         Foreign currency gains (losses)                   (338,894)        49,632
         Non-cash interest income on notes receivable      (172,905)      (127,399)
         Changes in operating assets and liabilities       (284,417)      (419,572)
                                                        -----------    -----------
Net cash used in continuing operations                     (333,583)      (501,480)
                                                        -----------    -----------
Net cash used in discontinued operations                       --          (82,000)
                                                        -----------    -----------

Net cash used in operating activities                      (333,583)      (583,480)

Cash flows from investing activities:
       Acquisition of property plant and equipment             --             (582)
                                                        -----------    -----------
     Decrease in long-term notes receivable                  98,156         92,836
                                                        -----------    -----------
Net cash provided by investing activities                    98,156         92,254
                                                        -----------    -----------

Cash flows from financing activities:
     Short term borrowings, net                             136,545        320,500
     Repayment of long term debt                             (6,871)          --
      Repurchase of Treasury Stock                                          (9,744)
     Issuance of Stock                                       12,100           --
                                                        -----------    -----------
Net cash provided by financing activities                   141,774        310,756
                                                        -----------    -----------

Net decrease in cash and cash equivalents                   (93,653)      (180,470)
Cash and cash equivalents, beginning of period            1,617,629      2,540,667
                                                        -----------    -----------
Cash and cash equivalents, end of period                $ 1,523,976    $ 2,360,197
                                                        ===========    ===========

Supplemental cash flow information:
Cash paid for interest                                  $     7,041    $     2,399
                                                        ===========    ===========


See notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------

SILVERSTAR HOLINGS LTD - 10Q                               Filing Date: 11/14/03
--------------------------------------------------------------------------------

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

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of September 30, 2003 and the results of operations and cash flows for the interim periods of the fiscal year ending June 30, 2004 ("fiscal 2004") and the fiscal year ended June 30, 2003 ("fiscal 2003") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2003. Certain amounts in the fiscal 2003 financial statements have been reclassified to conform to the fiscal 2004 presentation.

--------------------------------------------------------------------------------

SILVERSTAR HOLINGS LTD - 10Q                               Filing Date: 11/14/03
--------------------------------------------------------------------------------


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

                                               Three Months ended September 30,
                                                  2003           2002
                                                  -----------    ---------
Income (loss) continuing operations as reported   $   434,529    $(205,637)
Less: Compensation expense for options
     Awards determined by the fair-value-based
     Method                                            (2,392)      (2,392)
                                                  -----------    ---------
Proforma net income/(loss) from continuing
Operations                                        $   432,137    $(208,029)
                                                  ===========    =========

Basic:
     As reported                                      $0.05         $(0.02)
     Pro forma                                        $0.05          (0.02)

Assuming Full dilution :
     As reported                                      $0.05       N/A
     Pro forma                                        $0.05       N/A


--------------------------------------------------------------------------------

SILVERSTAR HOLINGS LTD - 10Q                               Filing Date: 11/14/03
--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------

SILVERSTAR HOLINGS LTD - 10Q                               Filing Date: 11/14/03
--------------------------------------------------------------------------------

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

During April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 is effective for contracts entering into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS 149 did not have any impact on our operating results or financial position as we do not have any derivative instruments that are affected by SFAS 149 at this time.

During May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity". SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on our operating results or financial position.

--------------------------------------------------------------------------------

SILVERSTAR HOLINGS LTD - 10Q                               Filing Date: 11/14/03
--------------------------------------------------------------------------------

3.    INTANGIBLE ASSETS

The components of amortizable intangible assets as of September 30, 2003 and June 30, 2003 are as follows:

                            Cost as of              Accumulated Amortization
                    September 30, 2003      September 30,          June 30,
                     and June 30, 2003                2003              2003
                     -----------------                ----              ----
Customer Lists                $215,000            $201,000          $184,250
                              --------            --------          --------

                              $215,000            $201,000          $184,250
                              ========            ========          ========

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually.

Amortization expense for intangible assets for the first three months of fiscal 2004 was $16,750. Estimated amortization expense for the rest of fiscal 2004 and for the succeeding four fiscal years after that is as follows:

      2004               1,500
      2005               2,000
      2006               2,000
      2007               2,000
      2008               2,000

The balance in goodwill is as follows:

                                                   Internet
                                                    Fantasy
                                                     Sports
                                                      Games
                                                 ----------
Balance at September 30, 2003 and June 30, 2003  $2,947,824
                                                 ==========




--------------------------------------------------------------------------------

SILVERSTAR HOLINGS LTD - 10Q                               Filing Date: 11/14/03
--------------------------------------------------------------------------------

4.    CASH FLOWS

The changes in operating assets and liabilities consist of the following:

                                            Three Months Ended September 30,
                                                           2003         2002
                                                        ---------    ---------
Increase in accounts receivable                         $  (8,268)   $ (14,682)
Increase (Decrease) in inventories                         47,721     (119,933)
Decrease in prepaid expenses and other current assets      21,975       60,038
Increase in accounts payable                               49,166       88,562
Decrease in other provisions and accruals                (395,011)    (433,557)
                                                        ---------    ---------
                                                        $(284,417)   $(419,572)
                                                        =========    =========


5.    BUSINESS SEGMENTS

Through June 2003 the Company had two reportable segments, which included strategic business units that offered different products and services. These business units were managed separately as Student Sports provided marketing services and Fantasy Sports provides entertainment services .As the company has changed it's focus, the Company sold Student Sports in June, 2003, and was reported as discontinued operations in our Annual Report as of June 30, 2003 on Form 10K. As a result, as of September 30, 2003, the company operates in only one segment, consisting of fantasy sports games.


6.    DEBT

LINES OF CREDIT
In June 2002, Fantasy Sports obtained a secured line of credit facility for borrowings up to $1.0 million, which is fully secured against cash balances held in the Company's account. This facility is due on demand and has an interest rate of 3.25%. The balance outstanding under this line of credit at September 30, 2003, was $305,396.

The Company also has an secured line of credit utilized by Fantasy Sports for borrowings up to $50,000, which is fully secured by inventory currently owned or hereafter acquired. This facility is payable on demand and bears interest based on prime plus 1/2% . This line was fully drawn at September 30, 2003.

7.    GUARANTEE

The Company has guaranteed certain bank facilities of one of its former industrial subsidiaries in South Africa. As a result of the previously mentioned loan, at September 30, 2003, this guarantee stood at approximately $750,000 and is secured by like amounts of cash. Under the revised loan agreement (previously mentioned) we anticipate this guarantee to reduce by approximately $15,000 per month. This guarantee would only be called in the event of a substantial deterioration of this subsidiary's business or liquidation. The Company monitors the activity of this former subsidiary closely and does not foresee any short term likelihood that this guarantee will be called. However, in the event this guarantee is called, the Company has recourse to certain assets of this former subsidiary, which should substantially cover the Company's potential exposure. The Company is currently negotiating with a number of parties to remove its guarantee; there is no assurance that the company will be successful in this regard.


--------------------------------------------------------------------------------

SILVERSTAR HOLINGS LTD - 10Q                               Filing Date: 11/14/03
--------------------------------------------------------------------------------


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

In accordance with accounting principles generally accepted in the United States of America the operating results and net assets related to Student Sports have been included in discontinued operations in the company's consolidated statements of operations.

The discontinued operations generated sales of $0 and $426,050 for the quarters ended September 30, 2003, and 2002 and net losses from operations of $0 and $165,916, respectively.

Results of Operations

Fantasy Sports has seasonal trends that affect the revenues and results of its businesses. Fantasy Sports accrues its revenues and recognizes most of its income during the June and September quarters. Therefore, the results for the December and March quarters are negatively affected by this seasonality.

Quarter ended September 30, 2003 as compared to quarter ended September 30, 2002

Revenues
Revenues were $887,000 in the first quarter of fiscal 2004 as compared to $1,021,000 in the same period in the prior year for total decrease of 134,000. Substantially all of this decrease is due to lower merchandise and apparel sales. The company is currently in the process of closing the money losing merchandise and apparel division.

--------------------------------------------------------------------------------

SILVERSTAR HOLINGS LTD - 10Q                               Filing Date: 11/14/03
--------------------------------------------------------------------------------


Cost of Sales
Cost of sales were $478,000, or 53.9% in the first quarter fiscal 2004, as compared to $560,000 or 54.8%, in the same period of the prior year. The decrease is primarily a result of reduction of merchandise cost of sales and decreases in payroll expenses related to the operation of our online games.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter ended September 30, 2003 were $464,000 a decrease of approximately $47,000 over the same period in the prior year. Significant reductions in management payroll and benefits substantially contributed to the overall decrease and more than offset by a $57,000 increase in advertising expenses due to timing differences between the comparable periods.

Amortization and Depreciation
Amortization of intangible assets were unchanged at $16,750 in the first fiscal quarter of fiscal 2004. Depreciation expense was approximately $11,500 in the quarter ended September 30, 2003 compared to approximately $18,800 in the comparative prior period.

Foreign Currency Gains (Losses)
Foreign currency gains or losses are related to the assets remaining from the sale of discontinued South African operations. The foreign currency gains during the first quarter of fiscal 2004 were $345,000 as compared to ($98,000) loss in the first quarter of fiscal 2003. These gains (losses) are a result of the fluctuations of the South African Rand against the US dollar. During the quarter ended September 30, 2003, the Rand appreciated approximately 5% against the US dollar, while it depreciated approximately 2% in the corresponding period last year. These foreign currency gains are non cash items until converted into US dollars, when any accumulated gains or losses will be converted into cash.

Interest Income
Interest income of $178,382 was recorded during the first quarter of fiscal 2004, as compared to interest income of $146,000 during the first quarter of fiscal 2003. The increase in interest income in fiscal 2004 was primarily the result of the appreciation of the South African Rand against the US dollar compared to the prior year, which affects interest earned on Notes Receivable from the sale of the South African operations, offset by lower invested cash balances.

Provision for Income Taxes
The Company is registered in Bermuda, where no tax laws are applicable. Three of the Company's subsidiaries are subject to US income taxes. Up to this date, none of them has had taxable income. They have incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

Net Income (loss)

The Company recognized net income of $435,000 during the first quarter of fiscal 2004 as compared to a loss of $206,000 during the corresponding period last year. The improvement in income over the prior year is due to the sale of Student Sports which generated losses in fiscal 2003, a reduction of cost of sales at Fantasy Sports (as a percentage of sales), a reduction in general and administrative expenses at both the operational and corporate levels and foreign currency gains resulting from the appreciation of the South African Rand against the US dollar during the first quarter of fiscal year 2004 as opposed to foreign currency losses in the corresponding period last year.

Financial Condition, Liquidity and Capital Resources

Cash decreased by $94,000 from $1,618,000 at June 30, 2003 to $1,524,000 at
September 30, 2003. The decrease in cash is a result of the payment of operating expenses of the company in excess of revenues collected. Remaining cash is being held for working capital purposes and to fund potential investments.

The Company has guaranteed certain bank facilities of one of its former industrial subsidiaries in South Africa. As a result of the previously mentioned loan, at September 30, 2003, this guarantee stood at approximately $750,000 and is secured by like amounts of cash. Under the revised loan agreement (previously mentioned) we anticipate this guarantee to reduce by approximately $15,000 per month. This guarantee would only be called in the event of a substantial deterioration of this subsidiary's business or liquidation. The Company monitors the activity of this former subsidiary

--------------------------------------------------------------------------------

SILVERSTAR HOLINGS LTD - 10Q                               Filing Date: 11/14/03
--------------------------------------------------------------------------------

closely and does not foresee any short-term likelihood that this guarantee will be called. However, in the event this guarantee is called, the Company has recourse to certain assets of these former subsidiaries, which should substantially cover the Company's potential exposure. The Company is currently negotiating with a number of parties to remove its guarantee; there is no assurance that the company will be successful in this regard.

Working capital was $192,000 at both September 30, 2003 and June 30, 2003. Decreases in current assets were offset by decreases in deferred revenue.

At September 30, 2003, the Company had borrowings of $408,646 which consisted of $305,396 of advances against lines of credit secured by like amounts of cash, $50,000 of advances against lines of credit secured by inventory, and $53,250 of equipment and vehicle loans.

The Company continues to reduce its expenses in order to preserve its cash balances and build profitability. As a result, we anticipate further reductions in the outflow of operating capital during the remainder of fiscal 2004. These factors, along with the current cash balances will allow the Company to meet its obligations for the foreseeable future.

--------------------------------------------------------------------------------

SILVERSTAR HOLINGS LTD - 10Q                               Filing Date: 11/14/03
--------------------------------------------------------------------------------

Future Commitments
Historically, Fantasy Sports has lost money. However, during the three months ended September 30, 2003, Fantasy Sports generated a net profit from operations of $108,546. The Company anticipates that this profitability will be sustained, however there are no assurances that this will occur. In the event, the Company may need to continue to support the operations of its subsidiaries.

The Company intends to preserve its cash balances to the best of its ability. The Company anticipates continued repayments from certain notes receivable.

Critical Accounting Policies
The following is a discussion of the accounting policies that the Company believes are critical to its operations:

Revenues
Revenues generated by Fantasy are seasonal from mid-February to the end of November. Fantasy collects its revenue at the beginning and mid-point of the season and recognizes this deferred revenue pro rata over the season.

Goodwill
The Company adopted SFAS 142 during fiscal 2002 and no longer amortizes goodwill. The Company tests goodwill for impairment in the fourth quarter for Fantasy Sports, Inc. The goodwill impairment test for any subsequent acquisitions, if any, will be performed on the one year anniversary of the acquisition and in that period thereafter. The Company performs the impairment test in accordance with SFAS 142 "Goodwill and Other Intangible Assets." SFAS 142 requires that the fair value of the reporting unit be compared to the carrying value, including goodwill, as the first step in the impairment test. The Company determined fair value for Fantasy at June 30, 2003, by developing a ratio of revenue to market capitalization utilizing the Company and comparable publicly traded companies in the same industry and applying this ratio to revenue of the reporting unit.

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

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." Adoption of the standard is generally required in the fiscal year beginning after May 15, 2002, with certain provisions becoming effective for financial statements issued on or after May 15, 2002. Under the standard, transactions currently classified by the Company as extraordinary items will

--------------------------------------------------------------------------------
                                                                              14

SILVERSTAR HOLINGS LTD - 10Q                               Filing Date: 11/14/03
--------------------------------------------------------------------------------

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

During April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 is effective for contracts entering into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS 149 did not have any impact on our operating results or financial position as we do not have any derivative instruments that are affected by SFAS 149 at this time.

During May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity". SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on our operating results or financial position.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The company does however recognize market risk from interest rate and foreign currency exchange exposure.

Interest rate risk
At September 30, 2003, the Company's cash resources earn interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. Any decrease in interest rates will have a negative effect on the Company's earnings. Using the September 30, 2003 balances and rates, it is estimated that a 1/2 of 1%

--------------------------------------------------------------------------------

SILVERSTAR HOLINGS LTD - 10Q                               Filing Date: 11/14/03
--------------------------------------------------------------------------------

increase in interest rates would increase interest expense by approximately $2,000. There is no assurance that interest rates will increase or decrease over the next fiscal year.

Foreign currency risk
Certain of the Company's cash balances and the remaining proceeds from the sale of its South African subsidiaries are denominated in South African Rand. This exposes the Company to market risk with respect to fluctuations in the relative value of the South African Rand against the US Dollar. Due to the prohibitive cost of hedging these proceeds, the exposure has not been covered as yet. Should more favorable conditions arise, a suitable Rand hedge may be considered by management. For every 1% decline in the Rand/US Dollar exchange rate, at quarter-end exchange rates, the Company loses $1,369 on every R1 million retained in South Africa. At September 30, 2003, the Company had total assets denominated in South African Rand of R50.04 million.


The following is information concerning assets denominated in South African Rand and the foreign currency gains and losses recognized during the three months ended September 30, 2003:

                                                                                  Foreign Currency
                                                                                  Gain/(Loss) for the Three
                                                                                  Months Ended
                                                September 30, 2003                September 30, 2003
                                                ------------------                ------------------
                                                in Rand                           US Dollars
Cash                                                  1,146,665                           $   7,999
Notes Receivable, net of reserve                     48,816,343                             340,556
Other                                                    79,188                              (3,704)
                                                                                         ----------
                                                                                           $344,851




ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company is required to file under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily has applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. Management believes that there are reasonable assurances that our controls and procedures will achieve management's control objectives.

         In July 2003, the Company has carried out an evaluation, under the supervision and with the participation of its management, including Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in its Exchange Act reports.

         In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our July 2003 evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

--------------------------------------------------------------------------------

SILVERSTAR HOLINGS LTD - 10Q                               Filing Date: 11/14/03
--------------------------------------------------------------------------------

Changes in Internal Controls Over Financial Reporting

     The evaluation referred to above did not identify any changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

--------------------------------------------------------------------------------

SILVERSTAR HOLINGS LTD - 10Q                               Filing Date: 11/14/03
--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION





ITEM 6:  Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

                  None.
--------------------------------------------------------------------------------

SILVERSTAR HOLINGS LTD - 10Q                               Filing Date: 11/14/03
--------------------------------------------------------------------------------


                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

       Date:  November 14, 2003

                            SILVERSTAR HOLDINGS, LTD.


                            /s/ Clive Kabatznik
                            ---------------------------------------------
                            Clive Kabatznik
                            Chief Executive Officer, President and Chief
                            Financial Officer

--------------------------------------------------------------------------------
                                                                              19