Form 10-Q
period 2003-12-31
SILVERSTAR HOLDINGS LTD
filed 2004-02-17
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

    The number of shares of common stock outstanding as of February 3, 2004 was 8,623,372.

PART I - FINANCIAL INFORMATION

ITEM 1 Condensed Consolidated Balance Sheets at December 31, 2003 (Unaudited) and June 30, 2003

         Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended December 31, 2003 and 2002

         Condensed Consolidated Statements of Cash Flows (Unaudited) for six months ended December 31, 2003 and 2002

         Notes to the Condensed Consolidated Financial Statements (Unaudited)

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3    Quantitative and Qualitative Disclosures About Market Risk

ITEM 4    Controls and Procedures

PART II - OTHER INFORMATION

ITEM 5    Submission of Matters to a Vote of Security Holders

ITEM 6    Exhibits 32.1, 32.2 and Reports on Form 8-K


SIGNATURES

SILVERSTAR HOLDINGS LTD - 10Q                                Filing Date 2/17/04
--------------------------------------------------------------------------------


                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   DECEMBER 31,        JUNE 30,
                                                                       2003              2003
                                                                   ------------       ------------
ASSETS
Current assets

      Cash and cash equivalents, includes restricted cash of
            $1,149,800 and $835,951 respectively (see Note 7)      $  1,680,127       $  1,617,629
      Accounts receivable, net                                           35,662             17,816
      Inventories                                                        31,642            168,113
      Current portion of notes receivable                               168,479            248,205
      Prepaid expenses and other current assets                          57,874            120,142
                                                                   ------------       ------------
            Total current assets                                      1,973,784          2,171,905
Property, plant and equipment, net                                      117,284            140,301
Investments in affiliates                                               843,566            843,566
Long-term notes receivable                                            7,258,488          6,213,686
Goodwill                                                              2,947,824          2,947,824
Intangible assets, net                                                   13,500             30,750
Deferred charges and other assets                                         7,560              6,130
                                                                   ------------       ------------
Total assets                                                       $ 13,162,006       $ 12,354,162
                                                                   ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Lines of credit                                              $    448,124       $    218,851
      Current portion of long term debt                                  24,944             26,237
      Accounts payable                                                  499,799            483,264
      Other provisions and accruals                                     316,930            415,399
      Deferred revenue                                                  424,855            836,073
                                                                   ------------       ------------
            Total current liabilities                                 1,714,652          1,979,824
Long term debt                                                           22,602             33,884
OBLIGATION RELATED TO ACQUISITION OF STUDENT SPORTS                     315,405            315,405
                                                                   ------------       ------------
Total liabilities                                                     2,052,659          2,329,113
                                                                   ------------       ------------
Stockholders' equity:
Capital stock:
      Preferred stock, $0.01 par value; 5,000,000 shares
            authorized; no shares issued and outstanding                     --                 --
      Common stock, class A, $0.01 par value; 50,000,000
            shares authorized; 7,683,924 and 7,503,924 shares
            issued and outstanding, respectively                         76,839             75,039
      Common stock, class B, $0.01 par value; 2,000,000
            shares authorized; 946,589 shares issued and
            outstanding                                                   9,466              9,466
      Common stock, FSAH Class B, R0.001 par value;
            10,000,000 shares authorized; 2,671,087 shares
            issued and outstanding                                          600                600
Additional paid-in capital                                           63,813,361         63,512,472
Accumulated deficit                                                 (52,790,919)       (53,572,528)
                                                                   ------------       ------------
            Total stockholders' equity                               11,109,347         10,025,049
                                                                   ------------       ------------
Total liabilities and stockholders' equity                         $ 13,162,006       $ 12,354,162
                                                                   ============       ============



See notes to condensed consolidated financial statements.

SILVERSTAR HOLDINGS LTD - 10Q                                Filing Date 2/17/04
--------------------------------------------------------------------------------


                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED DECEMBER 31,
                                                 -------------------------------
                                                     2003               2002
                                                 ------------       ------------
Revenues                                         $    588,796       $    651,526

Operating expenses:
      Cost of sales                                   445,231            505,066
      Selling, general and administrative             444,937            648,940
      Amortization of intangible assets                   500             16,750
      Depreciation                                     11,535             14,604
                                                 ------------       ------------
                                                      902,203          1,185,360
                                                 ------------       ------------
            Operating loss                           (313,407)          (533,834)

Other income                                           42,274                 --
Foreign currency gains                                474,055          1,008,389
Interest income                                       152,822            157,055
Interest expense                                       (8,664)            (4,427)
                                                 ------------       ------------
Income from operations, before income taxes           347,080            627,183

Provision for income taxes                                 --                 --
                                                 ------------       ------------
Income from continuing operations                     347,080            627,183

Loss from discontinued operations                          --           (439,911)
                                                 ------------       ------------

Net Income                                       $    347,080       $    187,272
                                                 ============       ============

Net income/(loss) per share:
      Basic:
      Continuing Operations                      $       0.04       $       0.07
      Discontinued Operations                              --              (0.05)
                                                 ------------       ------------
      Net income                                 $       0.04       $       0.02

                                                 ============       ============

      Diluted:
      Continuing Operations                      $       0.04       $       0.06
      Discontinued Operations                              --              (0.04)
                                                 ------------       ------------
      Net income                                 $       0.04       $       0.02

                                                 ============       ============
 Weighted average common stock outstanding:

      Basic                                         8,529,535          8,807,180
                                                 ============       ============
      Diluted                                       8,967,652         10,531,990

See notes to condensed consolidated financial statements.

SILVERSTAR HOLDINGS LTD - 10Q                                Filing Date 2/17/04
--------------------------------------------------------------------------------



                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   SIX MONTHS ENDED DECEMBER 31,
                                                   -----------------------------
                                                       2003              2002
                                                   -----------       -----------
Revenues                                           $ 1,475,691       $ 1,672,840

Operating expenses:
      Cost of sales                                    922,766         1,064,622
      Selling, general and administrative              908,933         1,160,230
      Amortization of intangible assets                 17,250            33,500
      Depreciation                                      23,049            33,434
                                                   -----------       -----------
                                                     1,871,998         2,291,786
                                                   -----------       -----------
            Operating loss                            (396,307)         (618,946)

Other income                                            43,511                99
Foreign currency gains                                 818,906           910,466
Interest income                                        331,204           302,669
Interest expense                                       (15,705)           (6,826)
                                                   -----------       -----------

Net inc. from operations, before income taxes          781,609           587,462

Provision for income taxes                                  --                --
                                                   -----------       -----------

Income from continuing operations                      781,609           587,462

Loss from discontinued operations                                       (605,827)
                                                   -----------       -----------

Net income (loss)                                  $   781,609       $   (18,365)
                                                   ===========       ===========
Net income (loss) per share:
      Basic:
      Continuing Operations                                .09       $      0.07
      Discontinued Operations                               --             (0.07)
                                                   -----------       -----------
      Net income (loss)                            $       .09       $     (0.00)

                                                   ===========       ===========

      Diluted:
      Continuing Operations                                .09       $      0.07
      Discontinued Operations                               --             (0.07)
                                                   -----------       -----------
      Net income (loss)                            $      0.09       $     (0.00)
                                                   ===========       ===========

Weighted average common stock outstanding:

     Basic                                           8,506,002         8,873,899
                                                   ===========       ===========

     Diluted                                         9,162,128         8,873,899


See notes to condensed consolidated financial statements.

SILVERSTAR HOLDINGS LTD - 10Q                                Filing Date 2/17/04
--------------------------------------------------------------------------------


                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                          SIX MONTHS ENDED DECEMBER 31,
                                                          -----------------------------
                                                              2003             2002
                                                          -----------       -----------
Cash flow from operating activities:
      Net income from operations                          $   781,609       $   587,462
Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                           40,299            66,932
       Increase in allowance for bad debts                      2,500
       Foreign currency gains                                (877,391)       (1,111,026)
       Gain on disposal of fixed                                 (278)               --
       Non-cash interest income on notes receivable          (148,097)         (269,733)
       Changes in operating assets and liabilities           (314,759)         (336,835)
       Changes in other assets                                 (1,430)           (1,275)
                                                          -----------       -----------
Net cash used in continuing operations                       (517,547)       (1,064,075)
Net cash used in discontinued operations                           --          (175,000)
                                                          -----------       -----------
Net cash used in operating activities                        (517,547)       (1,239,475)

Cash flows from investing activities:

      Acquisition of property, plant and equipment                 --            (4,660)
      Proceeds from sale of fixed assets                          600                --
      Decrease in long-term notes receivable                   60,058           181,956
                                                          -----------       -----------
Net cash provided by investing activities                      60,658           177,296
                                                          -----------       -----------
Cash flows from financing activities:

      Short term borrowings, net                              229,273           440,527
      Repayment of long term debt                             (12,575)               --
      Repurchase of treasury shares                                --           (25,135)
      Issuance of common stock                                302,689
                                                          -----------       -----------
Net cash provided by financing activities                     519,387           415,392
                                                          -----------       -----------

Net increase (decrease) in cash and cash equivalents           62,498          (646,787)
Cash and cash equivalents, beginning of period              1,617,629         2,540,667
                                                          -----------       -----------
Cash and cash equivalents, end of period                  $ 1,680,127       $ 1,893,880
                                                          ===========       ===========

Supplemental cash flow information:

Cash paid for interest                                    $    15,705       $     6,826
                                                          ===========       ===========




See notes to condensed consolidated financial statements.

SILVERSTAR HOLDINGS LTD - 10Q                                Filing Date 2/17/04
--------------------------------------------------------------------------------



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

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of December 31, 2003 and the results of operations and cash flows for the interim periods of the fiscal year ending June 30, 2004 ("fiscal 2004") and the fiscal year ended June 30, 2003 ("fiscal 2003") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2003. Certain amounts in the fiscal 2003 financial statements have been reclassified to conform to the fiscal 2004 presentation.

SILVERSTAR HOLDINGS LTD - 10Q                                Filing Date 2/17/04
--------------------------------------------------------------------------------


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

                                                              SIX MONTHS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                  2003             2002
                                                              -----------       -----------
         Income from continuing operations as reported        $   781,609       $   587,462
         Less: Compensation expense for options
              Awards determined by the fair-value -based
              Method                                              (67,264)          (10,957)
                                                              -----------       -----------
         Proforma net income from continuing
         Operations                                           $   714,345       $   576,505
                                                              ===========       ===========
         Basic:
              As reported                                     $      0.09       $      0.07
              Pro forma                                       $      0.08       $      0.06

         Assuming Full dilution :
              As reported                                     $      0.09       $      0.07
              Pro forma                                       $      0.08       $      0.06


During April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS 149 did not have any impact on our operating results or financial position as we do not have any derivative instruments that are affected by SFAS 149 at this time.

During May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"),

SILVERSTAR HOLDINGS LTD - 10Q                                Filing Date 2/17/04
--------------------------------------------------------------------------------


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

3.       INTANGIBLE ASSETS

The components of amortizable intangible assets as of December 31, 2003 and June 30, 2003 are as follows:

                               ACCUMULATED AMORTIZATION
                  COST AS OF   -------------------------
           DECEMBER 31, 2003   DECEMBER 31,     JUNE 30,
           AND JUNE 30, 2003          2003          2003
                    --------      --------      --------
Customer Lists      $215,000      $201,500      $184,250
                    --------      --------      --------

                    $215,000      $201,500      $184,250
                    ========      ========      ========

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually.

Amortization expense for intangible assets for the first six months of fiscal 2004 was $17,250. Estimated amortization expense for the rest of fiscal 2004 and for the succeeding four fiscal years after that is as follows:

      2004               1,000
      2005               2,000
      2006               2,000
      2007               2,000
      2008               2,000

The balance in goodwill is as follows:

                                                   Internet
                                                    Fantasy
                                                     Sports
                                                      Games
                                                 ----------
Balance at December 31, 2003 and June 30, 2003  $2,947,824
                                                 ==========

SILVERSTAR HOLDINGS LTD - 10Q                                Filing Date 2/17/04
--------------------------------------------------------------------------------


4.       CASH FLOWS

The changes in operating assets and liabilities consist of the following:

                                              SIX MONTHS ENDED DECEMBER 31,
                                               -------------------------
                                                 2003            2002
                                               ---------       ---------

INCREASE IN ACCOUNTS RECEIVABLE                $ (20,347)      $ (29,511)
INCREASE (DECREASE) IN INVENTORIES               136,471        (110,518)
INCREASE (DECREASE) IN PREPAID EXPENSES           62,268         (20,314)
AND OTHER CURRENT ASSETS
INCREASE IN ACCOUNTS PAYABLE                      16,535         148,366
DECREASE IN OTHER PROVISIONS AND ACCRUALS       (509,687)       (284,485)
                                               ---------       ---------
                                               $(314,759)      $(296,462)
                                               =========       =========


5.       BUSINESS SEGMENTS

Through June 2003 the Company had two reportable segments, which included strategic business units that offered different products and services. These business units were managed separately as Student Sports which provided marketing services and Fantasy Sports which provides entertainment services. As the Company has changed it's focus, the Company sold Student Sports in June, 2003, which was reported as discontinued operations in our Annual Report as of June 30, 2003 on Form 10K. As a result, as of December 31, 2003, the Company operates in only one segment, consisting of fantasy sports games.

6.       DEBT

LINES OF CREDIT
In June 2002, Fantasy Sports obtained a secured line of credit facility for borrowings up to $1.0 million, which is fully secured by cash balances held in the Company's account. This facility is due on demand and has a fixed interest rate of 3.25%. The balance outstanding under this line of credit at December 31, 2003, was $398,124.

The Company also has a secured line of credit utilized by Fantasy Sports for borrowings up to $50,000, which is fully secured by inventory currently owned or hereafter acquired. This facility is payable on demand and bears interest based on prime plus 1/2% . This line was fully drawn at December 31, 2003.

7.       GUARANTEE

The Company has guaranteed certain bank facilities of one of its former industrial subsidiaries in South Africa. At December 31, 2003, this guarantee stood at approximately $750,000 and was secured by like amounts of cash. As per previous disclosure, the Company, along with the sold entity, have been working to find a replacement guarantor for its guarantee. In this regard, in January 2004, an unrelated South African third party, entered into an agreement to acquire the former subsidiary. This agreement also called for the assumption of the Company's guarantee with the exception of $40,000. As per the agreement, the remaining $40,000 guarantee will reduce on a monthly basis to zero through July 2004. The Company does not believe that it will be called upon to meet any portion of this remaining $40,000.

The agreement was conditioned upon receipt of bank funding for the replacement of the Company's guarantee. The Company has received documentation from the bank that the funding commitment has been approved and therefore this contingency has been met. However, the funding bank's legal staff have reviewed the acquisition contract and have requested changes to certain clauses in the contract. Counsel for the acquiror

SILVERSTAR HOLDINGS LTD - 10Q                                Filing Date 2/17/04
--------------------------------------------------------------------------------


are scheduled to meet with the bank's legal department to redraft the contract. The Company anticipates that this redrafting will be successfully concluded within the next few days and that the transaction will close at that time, thereby formally releasing its guarantee.

In the event that the transaction does not close, the Company will continue to aggressively seek alternative guarantors for its current guarantee.

8.       DISCONTINUED OPERATIONS

STUDENT SPORTS, INC.

On June 10, 2003 the Company sold substantially all the assets and liabilities as of May 15, 2003 of Student Sports, a media company producing publications, television programs and various marketing initiatives for the high school sports market. The consideration for the sale of Student Sports was 325,686 shares of Silverstar Holdings common stock that were returned to the Company, as well as the forgiveness of a maximum of 913,745 contingent shares of Silverstar Holdings that could have been payable to former Student Sports shareholders in April 2004.

Assets and liabilities associated with the discontinued operations of Student Sports are not presented in the accompanying consolidated condensed financial statements since the sale of the operations of Students Sports occurred prior to June 30, 2003.

The following summarizes the operating results of Student Sports, discontinued operations:

                            Three Months        Six Months
                               Ended              Ended
                             December 31,      December 31,
                                2002              2002
                            -------------       ---------

         Revenue            $     335,232       $ 761,282
                            =============       =========
         Operating loss     $    (439,911)      $(605,827)
                            =============       =========

SILVERSTAR HOLDINGS LTD - 10Q                                Filing Date 2/17/04
--------------------------------------------------------------------------------



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

In accordance with accounting principles generally accepted in the United States of America the operating results related to Student Sports have been included in discontinued operations in the company's consolidated statements of operations.

The discontinued operations generated sales of $0 and approximately $335,000 for the quarters ended December 31, 2003, and 2002, and $0 and approximately $761,000 for the six months period, respectively. Losses from discontinued operations were approximately $440,000 for the three months ended December 31, 2002 and approximately $606,000 for the six months period in 2002.

RESULTS OF OPERATIONS

Fantasy Sports has seasonal trends that affect the revenues and results of its businesses. Fantasy Sports earns its revenues and recognizes most of its income during the June and September quarters. Therefore, the results for the December and March quarters are negatively affected by this seasonality.

QUARTER ENDED DECEMBER 31, 2003 AS COMPARED TO QUARTER ENDED DECEMBER 31, 2002

REVENUES
Revenues were $589,000 in the second quarter of fiscal 2004 as compared to $652,000 in the same period in the prior year. Revenues from operations of online games increased, but were offset by a decrease of approximately $140,000 in sales of merchandise and apparel. Fantasy Sports stopped selling merchandise and apparel during the quarter ending December 31, 2003, as this was an unprofitable business.

SILVERSTAR HOLDINGS LTD - 10Q                                Filing Date 2/17/04
--------------------------------------------------------------------------------


COST OF SALES
Cost of sales were $445,000 in the second quarter of fiscal 2004, as compared to $505,000 in the same period of the prior year. The decrease is primarily a result of decreases in the cost of prize winner expenses, and the cost of merchandise and apparel sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the quarter ended December 31, 2003 were $445,000 a decrease of approximately $204,000 over same period in the prior year. The decrease was caused by the continuing implementation of cost cutting measures primarily to payroll and related costs at the corporate and operating levels.

AMORTZATION AND DEPRECIATION
Amortization of intangible assets decreased $16,000 in the second quarter of fiscal 2004 as the result of one of two customer lists becoming fully amortized at September 30, 2003. Depreciation expense decreased approximately $3,000 in fiscal 2004 as compared to the prior year.

FOREIGN CURRENCY GAINS
Foreign currency gains are related to the assets remaining from the sale of discontinued South African operations. The foreign currency gains during the second quarter of fiscal 2004 were $ 474,000 as compared to gains of $1,008,000 in the second quarter of fiscal 2003. These gains and losses are a result of the fluctuations of the South African Rand against the US dollar. During the quarter ended December 31, 2003, the Rand appreciated approximately 6% against the US dollar, while it appreciated 18% in the corresponding period last year. These foreign currency gains are non-cash items until converted into US dollars, when any accumulated gains or losses will be converted into cash.

INTEREST INCOME
Interest income of $153,000 was recorded during the second quarter of fiscal 2004, as compared to interest income of $157,000 during the second quarter of fiscal 2003. The decrease in interest income in fiscal 2004 was primarily the result of lower comparative rate of appreciation of the South African Rand against the US dollar. This decrease is offset by a higher principal balance on the notes receivable of the South African operations during fiscal 2004 which causes interest to be computed on higher balances.

PROVISION FOR INCOME TAXES
The Company is registered in Bermuda, where no tax laws are applicable. Three of the Company's subsidiaries are subject to US income taxes. Up to this date, none of them has had taxable income. They have incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET INCOME
The Company recognized net income of $347,000 during the second quarter of fiscal 2004 as compared to income of $187,000 during the same period in the prior year. The improvement in income over the prior year is due to the sale of Student Sports which generated significant losses in fiscal 2003 and a reduction of cost of sales at Fantasy Sports and a reduction in general and administrative expenses at both the operational and corporate levels. These gains were offset by the decrease in foreign currency gains recognized which was $474,000 in fiscal 2004 as compared to $1,008,000 during the same period in the prior fiscal year and Interest income which was $153,000 in fiscal 2004 as compared to $157,000 during the same period in the prior fiscal year.

SILVERSTAR HOLDINGS LTD - 10Q                                Filing Date 2/17/04
--------------------------------------------------------------------------------


SIX MONTHS ENDED DECEMBER 31, 2003 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2002

REVENUES
Revenues were $1,476,000 in the first six months of fiscal 2004 as compared to $1,673,000 in the same period in the prior year. The decrease was primarily the result of Fantasy Sports decision to stop selling merchandise and apparel during the quarter ending December 31, 2003.

COST OF SALES
Cost of sales were $923,000 in the first six months of fiscal 2004 as compared to $1,064,000 in the same period of the prior year. The decrease is primarily a result of decreases in the cost of prizes awarded ,fulfillment expenses , direct labor costs and the cost of merchandise and apparel sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the six months ended December 31, 2003 were $909,000, a decrease of approximately $251,000 over same period in the prior year. The decrease was caused by the continuing implementation of cost cutting measures primarily to payroll and related costs at the corporate and operating levels.

AMORTZATION AND DEPRECIATION
Amortization of intangible assets decreased from $34,000 in the first six months of fiscal 2003 to $17,000 in the same period of the current year as the result of one of two customer lists becoming fully amortized at September 30, 2003. Depreciation expense decreased to $23,000 in fiscal 2004 from $33,000 in the prior year.

FOREIGN CURRENCY GAINS
Foreign currency gains are related to the assets remaining from the sale of discontinued South African operations. The foreign currency gains during the first six months of fiscal 2004 were $819,000 as compared to gains of $910,000 in the first six months of fiscal 2003. These gains are the result of the fluctuations of the South African Rand against the US dollar. During the six months ended December 31, 2003, the Rand appreciated approximately 11% against the US dollar, while it appreciated 17% in the corresponding period last year. These foreign currency gains are non cash items until converted into US dollars, when any accumulated gains or losses will be converted into cash.

INTEREST INCOME
Interest income of $331,000 was recorded during the first six months of fiscal 2004, as compared to interest income of $303,000 during the same period in fiscal 2003. The increase in interest income in fiscal 2004 was primarily the result of more interest income earned on Notes Receivable from the sale of the South African operations.

PROVISION FOR INCOME TAXES
The Company is registered in Bermuda, where no tax laws are applicable. Three of the Company's subsidiaries are subject to income taxes. Up to this date, none of them has had taxable income. They have incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET INCOME (LOSS)
The Company recognized net income of $782,000 during the first six months of fiscal 2004 as compared to a loss of $18,000 during the same period in the prior year. The improvement in income over the prior year is due to the sale of Student Sports which generated significant losses in fiscal 2003 and a reduction of cost of sales at Fantasy Sports and a reduction in general and administrative expenses at the both the operational and corporate levels. These gains were offset by the decrease in foreign currency gains recognized which was $474,000 in fiscal 2004 as compared to $1,008,000 during the same period in the prior fiscal year and Interest income which was $153,000 in fiscal 2004 as compared to $157,000 during the same period in the prior fiscal year.

SILVERSTAR HOLDINGS LTD - 10Q                                Filing Date 2/17/04
--------------------------------------------------------------------------------


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $62,000 from $1,618,000 at June 30, 2003 to $1,680,000 at
December 31, 2003. The increase in cash is a result of the decrease in the Company's operating losses, the generation of cash through the issuance of shares in connection with the exercise of stock options, a partial recoupment of claims against Leisureplanet Holdings (LTD), (in administration) and the increased value of our cash being held in South Africa.

The Company has also guaranteed certain bank facilities of one of its former industrial subsidiaries in South Africa. At December 31, 2003, this guarantee stood at approximately $750,000 and was secured by like amounts of cash. As per previous disclosure, the Company, along with the sold entity, have been working to find a replacement guarantor for its guarantee. In this regard, in January 2004, an unrelated South African third party, entered into an agreement to acquire the former subsidiary. This agreement also called for the assumption of the Company's guarantee with the exception of $40,000. As per the agreement, the remaining $40,000 guarantee will reduce on a monthly basis to zero through July 2004. The Company does not believe that it will be called upon to meet any portion of this remaining $40,000.

The agreement was conditioned upon receipt of bank funding for the replacement of the Company's guarantee. The Company has received documentation from the bank that the funding commitment has been approved and therefore this contingency has been met. However, the funding bank's legal staff have reviewed the acquisition contract and have requested changes to certain clauses in the contract. Counsel for the acquiror are scheduled to meet with the bank's legal department to redraft the contract. The Company anticipates that this redrafting will be successfully concluded within the next few days and that the transaction will close at that time, thereby formally releasing its guarantee.

In the event that the transaction does not close, the Company will continue to aggressively seek alternative guarantors for its current guarantee.

Working capital increased $67,000 to $259,000 at December 31, 2003 from $192,000 at June 30, 2003. This increase is primarily the result of increased cash due to the issuance of shares in connection with the exercise of stock options as well as a decrease in deferred revenue at the end of the calendar year.

At December 31, 2003, the Company had borrowings of $495,670, which consisted of $398,124 of advances against lines of credit secured by like amounts of cash, $50,000 of advances against lines of credit secured by inventory, and $47,546 of equipment and vehicle loans.

Due to the seasonality of this division's revenue collection cycle, we anticipate that these borrowings will be substantially reduced by mid February 2004. The Company continues to reduce its expenses in order to preserve its cash balances and reduce its losses. As a result, we anticipate further reductions in the outflow of operating capital during the remainder of fiscal 2004. These factors, along with the current cash balances will allow the Company to meet its obligations for the foreseeable future.

In the future the Company expects to meet its short and long term obligations in part through the collection of amounts due from outstanding notes receivable. Those notes, which are denominated in South African rand, are to be collected once certain debt covenants have been satisfied in connection with senior debt to which repayment has been subordinated. The Company monitors the financial results of First Lifestyle Holdings on a quarterly and annual basis. It is the Company's opinion, based on reviews of audited financial statements, reviews of the debt covenant compliance calculations, reviews of budgets and inquiries of management of First Lifestyle Holdings, that First Lifestyle Holdings is generating sufficient cash flow from operations to meet its senior debt obligations and be in compliance with the senior debt covenants.

Once the funds are collected in South African Rand, the Company expects to repatriate those funds to the United States. The Company believes that repatriation of the full amount is allowable under current South African foreign currency regulations. Over the last six years the Company has, from time to time, repatriated funds from South Africa without

SILVERSTAR HOLDINGS LTD - 10Q                                Filing Date 2/17/04
--------------------------------------------------------------------------------


restriction. However, there can be no guarantee that the South African foreign currency regulations will not change in the future in a manner that might restrict the Company's ability to repatriate the remaining assets.

In the future the Company intends to add additional operating subsidiaries which will produce revenues and net profits. The Company may utilize a portion of the working capital in connection with the acquisition or establishment of those operations. The Company may also be required to secure additional debt or equity funding in connection with the funding of those future acquisitions. There is no assurance that the Company will be able to secure additional indebtedness or raise additional equity to finance future acquisitions on terms acceptable to management.

FUTURE COMMITMENTS
Through December 31, 2003, Fantasy Sports had not generated significant operational profits. The Company anticipates that this situation will be rectified through a combination of expense reductions and increased revenues. However, there are no assurances that these changes will be successful. In the event that these plans are not successful, the Company may need to continue to support Fantasy Sport's operations.

CRITICAL ACCOUNTING POLICIES
The following is a discussion of the accounting policies that the Company believes are critical to its operations:

REVENUES
Revenues generated by Fantasy are seasonal from mid-February to the end of November. Fantasy collects its revenue at the beginning and mid-point of the season and recognizes this deferred revenue pro rata over the season.

GOODWILL
The Company adopted SFAS 142 during fiscal 2002 and no longer amortizes goodwill. The Company tests goodwill for impairment in the fourth quarter for Fantasy Sports, Inc. The goodwill impairment test for any subsequent acquisitions, if any, will be performed on the one year anniversary of the acquisition and in that period thereafter. The Company performs the impairment test in accordance with SFAS 142 "Goodwill and Other Intangible Assets." SFAS 142 requires that the fair value of the reporting unit be compared to the carrying value, including goodwill, as the first step in the impairment test. The Company determined fair value for Fantasy at June 30, 2003, by developing a ratio of revenue to market capitalization utilizing the Company and a comparable publicly traded company in the same industry and applying this ratio to revenue of the reporting unit.

In determining the value for Fantasy Sports, the Company considered several valuation methodologies before deciding to utilize the revenue to market capitalization model. The Company concluded that a market value as a measure of value would be less speculative and more reliable than estimating future cash flows for a business which was newly acquired, not currently profitable and in a state of redesign with respect to its business model. The fair value of the business rests with the revenue stream and any potential buyer would look to that revenue stream to determine value. The Company was not able to locate any comparable sale/purchase transactions for which information was publicly available. However, the underlying business, fantasy games accessed through the internet, is one for which a comparable company that is publicly traded exists. The Company compared the ratio of revenue to market capitalization of the two companies and found them to be reasonably comparable. The Company then selected a ratio that was between the two ratios and used that ratio as a measure of fair value. That value was significantly above the carrying value of the reporting unit. The carrying value of Fantasy Sports, Inc. is quite low, in part due to the recognition over time of operating losses. The Company determined that the second step of the impairment test was not necessary due to the results of the first step.

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

During April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment

SILVERSTAR HOLDINGS LTD - 10Q                                Filing Date 2/17/04
--------------------------------------------------------------------------------


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

INTEREST RATE RISK
AT DECEMBER 31, 2003, the Company's cash resources earn interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. Any decrease in interest rates will have a negative effect on the Company's earnings. Using the December 31, 2003 balances and rates, it is estimated that a 1/2 of 1% increase in interest rates would increase interest expense by approximately $2,500. There is no assurance that interest rates will increase or decrease over the next fiscal year. The Company believes that any movement of interest rates as they relate to outstanding debt would be immaterial to the financial results of the Company.

FOREIGN CURRENCY RISK
Certain of the Company's cash balances and the remaining proceeds from the sale of its South African subsidiaries are denominated in South African Rand. This exposes the Company to market risk with respect to fluctuations in the relative value of the South African Rand against the US Dollar. Due to the prohibitive cost of hedging these proceeds, the exposure has not been covered as yet. Should more favorable conditions arise, a suitable Rand hedge may be considered by management. For every 1% decline in the Rand/US Dollar exchange rate, at quarter-end exchange rates, the Company loses $1,501 on every R1 million retained in South Africa. AT DECEMBER 31, 2003, the Company had total assets denominated in South African Rand of R50.96 million.

The following is information concerning assets denominated in South African Rand and the foreign currency gains and losses recognized during the three months ended December 31, 2003:

                                                             FOREIGN CURRENCY
                                                             GAIN/(LOSS) FOR THE
                                                             THREE MONTHS ENDED
                                    DECEMBER 31, 2003        DECEMBER 31, 2003
                                    -----------------        -------------------
                                    IN RAND                  US DOLLARS
Cash                                   1,447,096             $   13,733
Notes Receivable, net of reserve      49,402,698                468,840
Other                                    115,189                 (8,518)
                                                             ----------
                                                             $  474,055

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange

SILVERSTAR HOLDINGS LTD - 10Q                                Filing Date 2/17/04
--------------------------------------------------------------------------------


Commission's ("SEC") rules and forms, and (2) that this information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

In July 2003, under the supervision and review of our Chief Executive Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

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

                           PART II - OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 18, 2003 the Company held its annual meeting of stockholders. At the annual meeting, the Company's stockholders elected five directors to serve until the next annual meeting and until their respective successors are elected and qualified. At the annual meeting, the Company's stockholders also approved and adopted a proposal to ratify the action of the Board of Directors in appointing Rachlin Cohen & Holtz LLP as the Company's independent public accountants for the fiscal year ending June 30, 2004. The votes for directors were as follows:

                                           Votes
                                 --------------------------
                                    For            Withheld
                                 ---------         --------
         Michael Levy            9,672,962         26,287
         Clive Kabatznik         9,672,962         26,287
         Cornelius J. Roodt      9,672,962         26,287
         Stanley Castleton       9,672,962         26,287
         Joseph Weil             9,672,962         26,287


The votes to approve and adopt a proposal to ratify the action of the Board of Directors in appointing Rachlin Cohen & Holtz LLP as the Company's independent public accountants for the fiscal year ending June 30, 2004 were as follows:

                                 For         Against      Abstain
                              ---------      -------      -------
                              9,684,312       6,787        9,050

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:


SILVERSTAR HOLDINGS LTD - 10Q                                Filing Date 2/17/04
--------------------------------------------------------------------------------


32.1 Certification pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. 1350 adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date: February 17, 2004

                                          SILVERSTAR HOLDINGS, LTD.


                                          /s/ Clive Kabatznik
                                          ------------------------
                                          Clive Kabatznik
                                          Chief Executive Officer, President and
                                          Chief Financial Officer