Form 10-Q
period 2004-03-31
SILVERSTAR HOLDINGS LTD
filed 2004-05-13
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

                  For the quarterly period ended March 31, 2004

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


     The number of shares of common stock outstanding as of April 27, 2004 was 8,623,372.

PART I - FINANCIAL INFORMATION


Item 1 Condensed Consolidated Balance Sheets at March 31, 2004 (Unaudited) and June 30, 2003

          Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended March 31, 2004 and 2003

          Condensed Consolidated Statements of Cash Flows (Unaudited) for nine months ended March 31, 2004 and 2003

          Notes to the Condensed Consolidated Financial Statements (Unaudited)

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3    Quantitative and Qualitative Disclosures About Market Risk

Item 4    Controls and Procedures

PART II - OTHER INFORMATION

Item 5    Submission of Matters to a Vote of Security Holders

Item 6    Exhibits 31, 32 and Reports on Form 8-K


SIGNATURES

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   MARCH 31,      JUNE 30,
                                                                     2004           2003
                                                                ------------    ------------
ASSETS
Current assets

      Cash and cash equivalents, includes restricted cash of
            $289,957 and $835,951 respectively (see Note 7)     $  1,519,706    $  1,617,629
      Accounts receivable, net                                         9,788          17,816
      Inventories                                                     27,734         168,113
      Current portion of notes receivable                            156,757         248,205
      Prepaid expenses and other current assets                       54,801         120,142
                                                                ------------    ------------
            Total current assets                                   1,768,786       2,171,905
Property, plant and equipment, net                                   105,203         140,301
Investments in affiliates                                            843,566         843,566
Long-term notes receivable                                         7,746,018       6,213,686
Goodwill                                                           2,947,824       2,947,824
Intangible assets, net                                                13,000          30,750
Deferred charges and other assets                                      2,985           6,130
                                                                ------------    ------------
Total assets                                                    $ 13,427,382    $ 12,354,162
                                                                ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Lines of credit                                           $    250,602    $    218,851
      Current portion of long term debt                               25,569          26,237
      Accounts payable                                               218,854         483,264
      Other provisions and accruals                                  253,049         415,399
      Deferred revenue                                             1,148,349         836,073
                                                                ------------    ------------
            Total current liabilities                              1,896,423       1,979,824
Long term debt                                                        17,612          33,884
Obligation Related to Acquisition of Student Sports                  315,405         315,405
                                                                ------------    ------------
Total liabilities                                                  2,229,440       2,329,113
                                                                ------------    ------------
Stockholders' equity:
Capital stock:
      Preferred stock, $0.01 par value; 5,000,000 shares
            authorized; no shares issued and outstanding                  --              --
      Common stock, class A, $0.01 par value; 50,000,000
            shares authorized; 7,683,924 and 7,503,924 shares
            issued and outstanding, respectively                      76,839          75,039
      Common stock, class B, $0.01 par value; 2,000,000
            shares authorized; 946,589 shares issued and
            outstanding                                                9,466           9,466
      Common stock, FSAH Class B, R0.001 par value;
            10,000,000 shares authorized; 2,671,087 shares
            issued and outstanding                                       600             600
Additional paid-in capital                                        63,813,361      63,512,472
Accumulated deficit                                              (52,702,324)    (53,572,528)
                                                                ------------    ------------
            Total stockholders' equity                            11,197,942      10,025,049
                                                                ------------    ------------
Total liabilities and stockholders' equity                      $ 13,427,382    $ 12,354,162
                                                                ============    ============


See notes to condensed consolidated financial statements.

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three Months Ended March 31,
                                              ----------------------------
                                                   2004           2003
                                              ------------    ------------
Revenues                                      $    357,545    $    653,023

Operating expenses:
      Cost of sales                                230,533         452,080
      Selling, general and administrative          506,050         602,674
      Amortization of intangible assets                500          16,750
      Depreciation                                   8,054          17,339
                                              ------------    ------------
                                                   745,137       1,088,843
                                              ------------    ------------
            Operating loss                        (387,592)       (435,820)

Other income (expense)                             (31,280)          2,064
Foreign currency gains                             365,268         411,400
Interest income                                    146,824         163,142
Interest expense                                    (4,625)         (3,257)
                                              ------------    ------------
Income from operations, before income taxes         88,595         137,529

Provision for income taxes                              --              --
                                              ------------    ------------
Income from continuing operations                   88,595         137,529

Loss from discontinued operations                       --         (58,723)
                                              ------------    ------------

Net Income                                    $     88,595    $     78,806
                                              ============    ============

Net income/(loss) per share:
      Basic:
      Continuing Operations                   $       0.01    $       0.02
      Discontinued Operations                           --           (0.01)
                                              ------------    ------------
      Net income                              $       0.01    $       0.01

                                              ============    ============

      Diluted:
      Continuing Operations                   $       0.01    $       0.02
      Discontinued Operations                           --           (0.01)
                                              ------------    ------------
      Net income                              $       0.01    $       0.01

                                              ============    ============
 Weighted average common stock outstanding:

      Basic                                      8,630,513       8,776,199
                                              ============    ============
      Diluted                                    9,042,236      10,509,053
                                              ============    ============

See notes to condensed consolidated financial statements.

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Nine Months Ended March 31,
                                                   ----------------------------
                                                       2004              2003
                                                   ------------    ------------
Revenues                                           $  1,833,236    $  2,325,863

Operating expenses:
      Cost of sales                                   1,153,299       1,516,702
      Selling, general and administrative             1,414,983       1,762,904
      Amortization of intangible assets                  17,750          50,250
      Depreciation                                       31,103          50,773
                                                   ------------    ------------
                                                      2,617,135       3,380,629
                                                   ------------    ------------
            Operating loss                             (783,899)     (1,054,766)

Other income                                             12,231           2,163
Foreign currency gains                                1,184,174       1,321,866
Interest income                                         478,028         465,811
Interest expense                                        (20,330)        (10,083)
                                                   ------------    ------------

Income from operations, before income taxes             870,204         724,991

Provision for income taxes                                   --              --
                                                   ------------    ------------

Income from continuing operations                       870,204         724,991

Loss from discontinued operations                      (664,550)
                                                   ------------    ------------

Net income                                         $    870,204    $     60,441
                                                   ============    ============
Net income per share:
      Basic:
      Continuing Operations                                 .10    $       0.08
      Discontinued Operations                                --           (0.07)
                                                   ------------    ------------
      Net income                                   $        .10    $       0.01

                                                   ============    ============

      Diluted:
      Continuing Operations                                 .10    $       0.07
      Discontinued Operations                                --           (0.06)
                                                   ------------    ------------
      Net income                                   $       0.10    $       0.01
                                                   ============    ============

Weighted average common stock outstanding:

     Basic                                            8,547,506       8,841,332
                                                   ============    ============

     Diluted                                          9,122,164      10,509,053
                                                   ============    ============


See notes to condensed consolidated financial statements.

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                      Nine Months Ended March 31,
                                                      -----------    -----------
                                                          2004          2003
                                                      -----------    -----------
Cash flow from operating activities:
      Net income from operations                      $   870,204    $   724,991
Adjustments to reconcile net income to net cash
      used in operating activities:
       Depreciation and amortization                       48,853        101,023
       Foreign currency gains                          (1,158,884)    (1,506,460)
       Loss on disposal of fixed assets                     3,796             --
       Non-cash interest income on notes receivable      (463,144)      (427,791)
       Changes in operating assets and liabilities         99,264        351,957
       Changes in other assets                              3,145         (1,275)
                                                      -----------    -----------
Net cash used in continuing operations                   (596,766)      (757,556)
Net cash used in discontinued operations                       --       (237,762)
                                                      -----------    -----------
Net cash used in operating activities                    (596,766)      (995,318)
                                                      -----------    -----------

Cash flows from investing activities:

      Acquisition of property, plant and equipment           (542)       (22,252)
      Proceeds from sale of fixed assets                    1,220             --
      Decrease in long-term notes receivable              180,665        246,047
                                                      -----------    -----------
Net cash provided by investing activities                 181,343        223,795
                                                      -----------    -----------
Cash flows from financing activities:

      Short term borrowings, net                           31,751         17,998
      Repayment of long - term debt                       (16,940)            --
      Repurchase of treasury shares                            --        (25,135)
      Issuance of common stock                            302,689             --
                                                      -----------    -----------
Net cash provided by (used in) financing activities       317,500         (7,137)
                                                      -----------    -----------

Net decrease in cash and cash equivalents                 (97,923)      (778,660)
Cash and cash equivalents, beginning of period          1,617,629      2,540,667
                                                      -----------    -----------
Cash and cash equivalents, end of period              $ 1,519,706    $ 1,762,007
                                                      ===========    ===========

Supplemental cash flow information:

Cash paid for interest                                $    20,330    $    10,083
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

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of March 31, 2004 and the results of operations and cash flows for the interim periods of the fiscal year ending June 30, 2004 ("fiscal 2004") and the fiscal year ended June 30, 2003 ("fiscal 2003") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2003. Certain amounts in the fiscal 2003 financial statements have been reclassified to conform to the fiscal 2004 presentation.

NET INCOME OR LOSS PER SHARE
Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding and dilutive potential common shares reflecting the dilutive effect of stock options, warrants, convertible debentures and shares to be issued in connection with the acquisition of Student Sports. Dilutive potential common shares, stock options, warrants and convertible debentures for all periods presented are computed utilizing the treasury stock method. The dilutive effect of shares to be issued in connection with the obligation related to the acquisition of Student Sports is computed using the average market price for the quarter.

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

If the Company used the fair value-based method of accounting to measure compensation expense for options granted at grant date as prescribed by SFAS No. 123, income/ (loss) per share from continuing operations would have been reduced to the pro forma amounts indicated below.

                                                 Three Months ended March 31,  Nine Months ended March 31,
                                                   -----------------------      ------------------------
                                                      2004         2003           2004           2003
                                                   ---------     ---------      ---------      ---------
Income from continuing operations as reported      $  88,595     $ 137,529      $ 870,204      $ 724,991
Less: Compensation expense for options
     Awards determined by the fair-value-based
     Method                                                0        (2,392)       (67,264)       (13,349)
                                                   ---------     ---------      ---------      ---------
Pro forma net income from continuing
Operations                                            88,595       135,137      $ 802,940      $ 711,642
                                                   =========     =========      =========      =========

Basic:
     As reported                                       $0.01         $0.02          $0.10          $0.08
     Pro forma                                         $0.01         $0.02          $0.09          $0.08

Assuming Full dilution :
     As reported                                       $0.01         $0.01          $0.10          $0.07
     Pro forma                                         $0.01         $0.01          $0.09          $0.07


On March 31, 2004, the Financial Accounting Standards Board (FASB) issued its Exposure Draft, "Share-Based Payment," which is a proposed amendment to FASB Statement No. 123, "Accounting for Stock-Based Compensation." The Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. FASB expects that a final standard would be effective for public companies for fiscal years beginning after December 15, 2004. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard is issued by the FASB that requires this accounting.

3.   INVESTMENT IN AFFILIATES

Magnolia Broadband is a development stage company established to develop and market wireless based chips primarily for the mobile handset market.

The Company initially invested in Magnolia based on the track record of Magnolia's founder, positive industry feedback together with the results of an independent study commissioned by the Company to evaluate Magnolia's basic technological premise and its market applications.

In assessing the fair value of our investment in Magnolia, we monitor their progress through monthly board meetings and additional formal and informal communications. Magnolia, since inception, has set technical goals and timelines, which were invariably met or surpassed. Furthermore, the company excelled in hiring high level technical staff with advanced degrees and experience in management of corporations such as Bell Labs, Motorola, and Anadigics. The willingness of highly qualified individuals to leave established corporations for a start-up opportunity provided validation for our belief in Magnolia's potential. This promise was further validated by the significant investments made by leading venture capital funds in April 2002 and July 2003, and by positive responses from potential customers, most notably SK Telecom and Sprint PCS.

Based on Magnolia's achievements, some of which are summarized above, the Company concluded that these positive accomplishments support the variables considered in developing the valuations for the private placement transactions which the Company used as a basis for concluding that its investment in Magnolia was not reflected at a value in excess of fair value on its financial statements.

The Company's ongoing monitoring and evaluation described above continues. Over the next twelve months, among other goals, Magnolia anticipates commercial production of its first Chipset product, as well as engineered samples of a second commercial Chipset product. Furthermore, it plans to have successfully completed pre-production of a first commercial design handset with a handset manufacturer. Additionally, a further engineering prototype handset is to be developed with a second handset manufacturer, as well as a commercial relationship with a handset manufacturer are anticipated over the next twelve months. The Company will continue to monitor Magnolias' progress and will evaluate the carrying value of its investment based upon these milestones being met.

4. INTANGIBLE ASSETS

The components of amortizable intangible assets as of March 31, 2004 and June 30, 2003 are as follows:

                            Cost as of              Accumulated Amortization
                        March 31, 2004            March 31,          June 30,
                     and June 30, 2003                2004              2003
                     -----------------                ----              ----
Customer Lists                $215,000            $202,000          $184,250
                               -------            --------          --------

                              $215,000            $202,000          $184,250
                              ========            ========          ========

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually.

Amortization expense for intangible assets for the first nine months of fiscal 2004 was $17,250. Estimated amortization expense for the rest of fiscal 2004 and for the succeeding four fiscal years after that is as follows:

      2004               1,000
      2005               2,000
      2006               2,000
      2007               2,000
      2008               2,000

The balance in goodwill is as follows:

                                                   Internet
                                                    Fantasy
                                                     Sports
                                                      Games
                                                 ----------
Balance at March 31, 2004 and June 30, 2003      $2,947,824
                                                 ==========

5.   CASH FLOWS

The changes in operating assets and liabilities consist of the following:


                                            Nine Months Ended March 31,
                                             ---------     ---------
                                                2004         2003
                                             ---------     ---------

Decrease in accounts receivable              $   8,028     $   9,856
Decrease in inventories                        140,379           680
(Increase) Decrease in prepaid expenses         65,341       (96,295)
and other current assets
Increase (Decrease) in accounts payable       (264,410)       58,660
Decrease in other provisions and accruals      149,926       379,056
                                             ---------     ---------
                                             $  99,264     $ 351,957
                                             =========     =========


6.   BUSINESS SEGMENTS

Through June 2003 the Company had two reportable segments, which included strategic business units that offered different products and services. These business units were managed separately as Student Sports which provided marketing services and Fantasy Sports which provides fantasy sports games. As the Company has changed it's focus, the Company sold Student Sports in June, 2003, which was reported as discontinued operations in our Annual Report as of June 30, 2003 on Form 10K. As a result, as of March 31, 2004, the Company operates in only one segment, consisting of fantasy sports games.


7.   DEBT

LINES OF CREDIT

In June 2002, Fantasy Sports obtained a secured line of credit facility for borrowings up to $1.0 million, which is fully secured by cash balances held in the Company's account. This facility is due on demand and has a fixed interest rate of 3.25%. The balance outstanding under this line of credit at March 31, 2003, was $250,602.


8.   GUARANTEE

The Company has guaranteed certain bank facilities of one of its former industrial subsidiaries in South Africa. At March 31, 2004, this guarantee stood at approximately $40,000 and was secured by like amounts of cash. As per previous disclosure, in January 2004, an unrelated South African third party, entered into an agreement to acquire the former subsidiary. This agreement reduced the Company's guarantee to approximately $47,000. As per the agreement, the remaining $40,000 guarantee will reduce on a monthly basis to zero through August 2004. The Company does not believe that it will be called upon to meet any portion of this remaining guarantee.

9.   DISCONTINUED OPERATIONS

STUDENT SPORTS, INC.
On June 10, 2003, the Company sold substantially all the assets and liabilities as of May 15, 2003 of Student Sports, a media company producing publications, television programs and various marketing initiatives for the high school sports market. The purchaser is an entity controlled by some, but not all of the stockholders from which the Company originally acquired Student Sports in September 2001. Those stockholders who participated in the repurchase agreed to surrender the right to receive shares of Company common stock which they received as contingent consideration in the Company's acquisition of Student Sports. As a result, an obligation to issue approximately 914,000 common shares, valued at approximately $492,000 has been included as a liability relieved in connection with the sale in the calculation of the loss associated with the disposition. The calculation of loss from disposition also includes the value of the Company common stock returned, as well as the cash paid. A summary of the calculation of the loss on disposition is approximately as follows:

         Cash received                              $    1,000
         Common stock returned                         231,000
         Liability to issue common stock relieved      492,000
                                                       -------
                  Total consideration                  724,000
         Net book value transferred                   (987,000)
                                                       -------
         Loss on disposition                          (263,000)
                                                       =======

In September 2001 when Student Sports was acquired, a commitment to issue up to 1,500,000 shares of Company common stock, at the lower of $3.00 per share or the market price of the stock, not to exceed $1,500,000 was entered into. The only contingency for the issuance of the shares was time. The shares were to be issued on March 31, 2004. Pursuant to EITF 97-15, the contingent consideration was recorded at the date of acquisition as a liability of $807,000, the 1,500,000 shares at 80% ($0.538per share) of the average market value for the 20 trading days prior to closing. The remaining liability to issue shares, included as a liability in the accompanying consolidated balance sheet ($315,404) represents the obligation to issue common shares to those rights holders who did not surrender their rights.

Those rights that were not surrendered entitle the holders to received Company common stock on March 31, 2004. The Company is currently negotiating with the remaining rights holders in an effort to reduce or eliminate the number of common shares that the Company must issue in connection with the contingent consideration in light of the poor performance of Student Sports.

Assets and liabilities associated with the discontinued operations of Student Sports are not presented in the accompanying consolidated condensed financial statements since the sale of the operations of Students Sports occurred prior to June 30, 2003.

The following summarizes the operating results of Student Sports, discontinued operations:

                                 Three Months        Nine Months
                                    Ended               Ended
                                   March 31,           March 31,
                                     2003                2003
                                 -----------         -----------

           Revenue               $   316,204         $ 1,077,486
                                 ===========         ===========
           Operating loss        $   (58,723)        $  (664,850)
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

On November 17, 2000, the Company acquired all of the assets and certain liabilities of Fantasy Sports (Fantasy) from GoRacing Interactive Services, Inc. Founded in 1993, Fantasy Sports specializes in Internet subscription based NASCAR, college football and other fantasy sports games.

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

The discontinued operations generated sales of $0 and approximately $316,000 for the quarters ended March 31, 2004, and 2003, and $0 and approximately $1,078,000 for the nine month period, respectively. Losses from discontinued operations were approximately $59,000 for the three months ended March 31, 2004 and approximately $665,000 for the nine month period in 2003.

Results of Operations

Fantasy Sports has seasonal trends that affect the revenues and results of its businesses. Fantasy Sports earns its revenues and recognizes most of its income during the June and September quarters. Therefore, the results for the December and March quarters are negatively affected by this seasonality.

Quarter ended March 31, 2004 as compared to quarter ended March 31, 2003

REVENUES
Revenues were $358,000 in the third quarter of fiscal 2004 as compared to $653,000, in the same period in the prior year. Revenues from operations of online games decreased primarily due to a decline in subscribers, sales of One Race events during the quarter. Additionally, fewer races were held in 2004 versus the comparable period in 2003 thereby shifting the timing for the recognition of revenues. Finally, a decrease of approximately $165,000 in sales of merchandise and apparel was recorded in 2004 versus 2003. Fantasy Sports stopped selling merchandise and apparel during the quarter ending December 31, 2003, as this was an unprofitable business.

COST OF SALES
Cost of sales were $231,000 in the third quarter of fiscal 2004, as compared to $452,000 in the same period of the prior year. The decrease is primarily a result of decreases in the cost of prize winner expenses, due to fewer races and subscribers, spersonnel and the cost of merchandise and apparel sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the quarter ended March 31, 2004 were $506,000 a decrease of approximately $97,000 over same period in the prior year. The decrease was caused by the continuing implementation of cost cutting measures primarily to payroll and related costs at the corporate and operating levels.

AMORTZATION AND DEPRECIATION
Amortization of intangible assets decreased $16,000 in the third quarter of fiscal 2004 as the result of one of two customer lists becoming fully amortized at September 30, 2003. Depreciation expense decreased approximately $9,000 in fiscal 2004 as compared to the prior year.

FOREIGN CURRENCY GAINS
Foreign currency gains are related to the assets remaining from the sale of discontinued South African operations. The foreign currency gains during the third quarter of fiscal 2004 were $ 365,000 as compared to gains of $411,000 in the third quarter of fiscal 2003. These gains and losses are a result of the fluctuations of the South African Rand against the US dollar. During the quarter ended March 31, 2004, the Rand appreciated approximately 5% against the US dollar, while it appreciated 7% in the corresponding period last year. These foreign currency gains are non-cash items until converted into US dollars, when any accumulated gains or losses will be converted into cash.

INTEREST INCOME
Interest income of $147,000 was recorded during the third quarter of fiscal 2004, as compared to interest income of $163,000 during the third quarter of fiscal 2003. The decrease in interest income in fiscal 2004 was primarily the result of lower interest rates in South Africa, thereby decreasing the interest income on our notes receivable.

PROVISION FOR INCOME TAXES
The Company is registered in Bermuda, where no tax laws are applicable. Three of the Company's subsidiaries are subject to US income taxes. Up to this date, none of them has had taxable income. They have incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET INCOME
The Company recognized net income of $89,000 during the third quarter of fiscal 2004 as compared to income of $79,000 during the same period in the prior year. The improvement in income over the prior year is due to the sale of Student Sports which generated losses in fiscal 2003 and a reduction of cost of sales at Fantasy Sports and a reduction in general and administrative expenses at both the operational and corporate levels. These gains were offset by the decrease in revenues, foreign currency gains and interest income in fiscal 2004 as compared to comparable period in the prior year.

Nine Months Ended March 31, 2004 as Compared to Nine Months Ended March 31, 2003

REVENUES
Revenues were $1,833,000 in the first nine months of fiscal 2004 as compared to $2,326,000 in the same period in the prior year. The decrease was primarily the result of Fantasy Sports decision to stop selling merchandise and apparel during the quarter ending December 31, 2003, as well as a decrease in subscribers.

COST OF SALES
Cost of sales were $1,153,000 in the first nine months of fiscal 2004 as compared to $1,517,000 in the same period of the prior year. The decrease is primarily a result of decreases in the cost of prizes awarded, fulfillment expenses , direct labor costs and the cost of merchandise and apparel sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the nine months ended March 31, 2004 were $1,415,000, a decrease of approximately $348,000 over same period in the prior year. The decrease was caused by the continuing implementation of cost cutting measures primarily to payroll and related costs at the corporate and operating levels.

AMORTZATION AND DEPRECIATION
Amortization of intangible assets decreased from $50,000 in the first nine months of fiscal 2003 to $18,000 in the same period of the current year as the result of one of two customer lists becoming fully amortized at September 30, 2003. Depreciation expense decreased to $31,000 in fiscal 2004 from $51,000 in the prior year.

FOREIGN CURRENCY GAINS
Foreign currency gains are related to the assets remaining from the sale of discontinued South African operations. The foreign currency gains during the first nine months of fiscal 2004 were $1,184,000 as compared to gains of $1,322,000 in the first nine months of fiscal 2003. These gains are the result of the fluctuations of the South African Rand against the US dollar. During the nine months ended March 31, 2004, the Rand appreciated approximately 15% against the US dollar, while it appreciated 23% in the corresponding period last year. These foreign currency gains are non cash items until converted into US dollars, when any accumulated gains or losses will be converted into cash.

INTEREST INCOME
Interest income of $478,000 was recorded during the first nine months of fiscal 2004, as compared to interest income of $466,000 during the same period in fiscal 2003.

PROVISION FOR INCOME TAXES
The Company is registered in Bermuda, where no tax laws are applicable. Three of the Company's subsidiaries are subject to income taxes. Up to this date, none of them has had taxable income. They have incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET INCOME (LOSS)
The Company recognized net income of $870,000 during the first nine months of fiscal 2004 as compared to a loss of $60,000 during the same period in the prior year. The improvement in income over the prior year is due to the sale of Student Sports which generated significant losses in fiscal 2003 and a reduction of cost of sales at Fantasy Sports and a reduction in general and administrative expenses at the both the operational and corporate levels. These gains were offset by the decrease in foreign currency gains of approximately $138,000.

Financial Condition, Liquidity and Capital Resources

Cash decreased by $98,000 from $1,618,000 at June 30, 2003 to $1,520,000 at
March 31, 2004. The decrease in cash is a result of the Company's operating losses, repayment of debt and other payables offset by the generation of cash through the issuance of shares in connection with the exercise of stock options, a partial recoupment of claims against Leisureplanet Holdings (LTD), (in administration) and the increased value of our cash being held in South Africa.

The Company has guaranteed certain bank facilities of one of its former industrial subsidiaries in South Africa. At March 31, 2004, this guarantee stood at approximately $40,000 and was secured by like amounts of cash. As per previous disclosure, in January 2004, an unrelated South African third party, entered into an agreement to acquire the former subsidiary. This agreement reduced the Company's guarantee to approximately $47,000. As per the agreement, the remaining $40,000 guarantee will reduce on a monthly basis to zero through August 2004. The Company does not believe that it will be called upon to meet any portion of this remaining guarantee.

Working capital decreased to ($128,000) at March 31, 2004 from $192,000 at June 30, 2003. This decrease is primarily the result of the seasonal increase in deferred revenue.

At March 31, 2004, the Company had borrowings of $294,000 that consisted of $251,000 of advances against lines of credit secured by like amounts of cash and $43,000 of equipment and vehicle loans.

The Company continues to reduce its expenses in order to preserve its cash balances and reduce its operational losses. As a result, we anticipate further reductions in the outflow of operating capital during the remainder of fiscal 2004. These factors, along with the current cash balances will allow the Company to meet its obligations for the foreseeable future.

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

Once the funds are collected in South African Rand, the Company expects to repatriate those funds to the United States. The Company believes that repatriation of the full amount is allowable under current South African foreign currency regulations. Over the last six years the Company has, from time to time, repatriated funds from South Africa without restriction. However, there can be no guarantee that the South African foreign currency regulations will not change in the future in a manner that might restrict the Company's ability to repatriate the remaining assets.

In the future the Company intends to add additional operating subsidiaries that will produce revenues and net profits. The Company may utilize a portion of the working capital in connection with the acquisition or establishment of those operations. The Company may also be required to secure additional debt or equity funding in connection with the funding of those future acquisitions. There is no assurance that the Company will be able to secure additional indebtedness or raise additional equity to finance future acquisitions on terms acceptable to management.

Future Commitments
Through March 31, 2004, Fantasy Sports had not generated significant operational profits. The Company anticipates that this situation will be rectified through a combination of expense reductions and increased revenues. However, there are no assurances that these changes will be successful. In the event that these plans are not successful, the Company may need to continue to support Fantasy Sport's operations.

Critical Accounting Policies
The following is a discussion of the accounting policies that the Company believes are critical to its operations:

Revenues
Revenues generated by Fantasy are seasonal from mid-February to the end of November. Fantasy collects its revenue at the beginning and mid-point of the season and recognizes this deferred revenue on a pro rata basis over the season.

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

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued its Exposure Draft, "Share-Based Payment," which is a proposed amendment to FASB Statement No. 123, "Accounting for Stock-Based Compensation." The Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. FASB expects that a final standard would be effective for public companies for fiscal years beginning after December 15, 2004. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard is issued by the FASB that requires this accounting. Proforma disclosures of quarterly earnings are included in Note 2 of this quarterly statement.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The Company does however recognize market risk from interest rate and foreign currency exchange exposure.

Interest rate risk
At March 31, 2004, the Company's cash resources earn interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. Any decrease in interest rates will have a negative effect on the Company's earnings. Using the March 31, 2004 balances and rates, it is estimated that a 1/2 of 1% increase in interest rates would increase interest expense by approximately $1,469. There is no assurance that interest rates will increase or decrease over the next fiscal year. The Company believes that any movement of interest rates as they relate to outstanding debt would be immaterial to the financial results of the Company.

Foreign currency risk
Certain of the Company's cash balances and the remaining proceeds from the sale of its South African subsidiaries are denominated in South African Rand. This exposes the Company to market risk with respect to fluctuations in the relative value of the South African Rand against the US Dollar. Due to the prohibitive cost of hedging these proceeds, the exposure has not been covered as yet. Should more favorable conditions arise, a suitable Rand hedge may be considered by management. For every 1% fluctuation in the Rand/US Dollar exchange rate, at quarter-end exchange rates, the Company could realize a gain or suffer a loss of approximately $77,400 based on the value of its assets retained in South Africa. At March 31, 2004, the Company had total assets denominated in South African Rand of R51.58 million.

The following is information concerning assets denominated in South African Rand and the foreign currency gains and losses recognized during the three months ended March 31, 2004:
                                                             Foreign Currency
                                                             Gain/(Loss) for the
                                                             Three Months Ended
                                       March 31, 2004        March 31, 2004
                                       --------------        --------
                                       in Rand               US Dollars

Cash                                    1,348,068            $    9,548
Notes Receivable, net of reserve       50,202,380               355,588
Other                                      32,794                   132
                                                             ----------
                                                             $  365,268
                                                             ==========

ITEM 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and (2) that this information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

As of March 31, 2004, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer/Chief Financial Officer, concluded that the company's disclosure controls and procedures were effective as of March 31, 2004 in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There were no changes in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

                           PART II - OTHER INFORMATION



ITEM 6:  Exhibits and Reports on Form 8-K

(a) Exhibits:

     31 Certification pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
     32 Certification pursuant to 18 U.S.C. 1350 adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

(b) Reports on Form 8-K:

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

      Date:  May 12, 2004


                  SILVERSTAR HOLDINGS, LTD.


                  /s/ Clive Kabatznik
                  --------------------------------------------------------------
                  Clive Kabatznik
                  Chief Executive Officer, President and Chief Financial Officer