Form 10-K
period 2004-06-30
SILVERSTAR HOLDINGS LTD
filed 2004-09-28
CIK 1003390

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2004

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

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
   -------------------                 -----------------------------------------
          None                                              None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                          -----------------------------
                                ("Common Stock")

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2) Yes         No   X
                                        -----      -----
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter.

The  aggregate   market  value  of  the   Registrant's   Common  Stock  held  by
non-affiliates of the Registrant as of September 13, 2004, was $6,106,357.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

As of September 13, 2004, there were 7,812,347 shares of the Registrant's Common Stock outstanding and 876,025 shares of the Registrant's Class B Common Stock outstanding.

                                    PART I.

Item 1.  Description of Business

We are a holding company that seeks to acquire businesses fitting a predefined investment strategy.

We are the parent company of Fantasy Sports, Inc., which operates the Fantasycup.com, fantasycup.org, fantasycup.net, and fantasystockcar.com, websites and specializes in subscription based NASCAR, college football and basketball and other fantasy sports games. We are also a minority shareholder in Magnolia Broadband Wireless, a startup company which is developing mobile wireless broadband products.

History

We were founded in September 1995 as a Bermuda corporation to pursue opportunities in South Africa as an emerging market. At that time, our business plan was to acquire, own and operate seasoned, closely held companies in South Africa with annual sales in the range of approximately $5 million to $50 million. In 1999, we shifted our focus to the Internet, technology and e-commerce sectors, and away from South Africa, by acquiring a majority stake in Leisureplanet.com, an Internet travel services company. In connection with the shift in our business plan, we changed our name to Leisureplanet Holdings, Ltd. In 2000, we disposed of our operations in South Africa, closed Leisureplanet.com and acquired 100% of Fantasy Sports, Inc. In 2001, we acquired 100% of Student Sports, Inc, which we sold in 2003. This was the only operating subsidiary in our marketing services segment. As a result of these changes and developments, we have reestablished our investment criteria. Currently, our strategy focuses on:

o Acquiring controlling stakes in small, high quality game related media and marketing businesses with strong management teams that are positioned to use technology and Internet related platforms to fuel above average growth.

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

DESCRIPTION OF OUR SUBSIDIARIES AND INVESTMENTS

Fantasy Sports, Inc.

Fantasy Sports, Inc. owns and operates one of America's oldest and largest subscription based NASCAR fantasy sports game. In addition, the company has developed, and offers, subscription based college football, basketball, and other motor sport fantasy games. All the company's games offer weekly and seasonal cash and merchandise prizes.

Currently, the Company has over 25,000 paid game plays for its Spring, Fall and One Race NASCAR challenges, as well as the fantasy college football and basketball challenges and our other games. Subscription revenues for our games and ancillary services account for over 90% of our total revenues. Our NASCAR games currently generate over 90% of our subscription revenues. Participants pay between $99.95 to $169.95 to play in our seasonal games, and a $25 fee to participate in our One Race and Tournament challenges. We offer two grand prizes of $25,000 each for our NASCAR challenges and a $10,000 prize for the college football challenge winner. The winners of our One Race and Tournament challenges receive $10,000. In addition, weekly prizes and bonus points are widely distributed.

Fantasy sports participation is rapidly becoming a significant component of sports related leisure time activity. The NASCAR niche is particularly appealing as growing public interest in the sport, as evidenced by increased attendance and TV ratings for all NASCAR events, particularly the Nextel Cup Series races, have made this one of America's most popular sports. This trend was strengthened in 2001 with the first national television network broadcast of the Nextel Cup Series. Fantasy Sports has been operating their NASCAR challenges since 1993 and is one of the leading companies in this market. Our websites offer up to the minute racing tips from Mark Garrow, the well-known broadcaster, which adds to the fun and excitement of playing the game. Contestants can visit the site and trade drivers up to the very last minute prior to a race, thereby offering the highest degree of interactive online participation.

Since 1997, Fantasy Sports has operated a full season college football challenge game, which accounts for approximately 5% of our subscription revenues at present. During 2001, we developed and deployed a tournament challenge college basketball game that generated over 2,000 paying customers in our last fiscal year. We developed a retail business that specialized in the sale of NASCAR related die-cast cars, apparel and other merchandise. This retail operation commenced business in May 2001 and accounted for approximately 22% of our overall revenues in fiscal 2003. Due to ongoing losses, this operation was closed during the second quarter of fiscal 2004. It accounted for approximately 7% of our overall revenues during the fiscal year ended 2004.

We have substantially reduced our overhead in order to maximize profitability at Fantasy Sports. This was primarily achieved by the reduction of marketing expenses and general and administrative overhead through the outsourcing of our hosting, programming and customer service functions to Stats, Inc.

We currently provide an in-house corporate game for the Dana Corporation, and are seeking further corporate sponsorships for our games in order to diversify the revenue streams so that we are not solely reliant on subscription fees for our games.

Due to the increased popularity of online Fantasy Sports, we have faced increased competition over the past few years from both large media companies, such as, ESPN.com, CBS Sportsline, FoxSports.com, and Nascar.com, as well as from numerous small companies such as, Fanball.com, CDM Sports, All-Star Stats and Sportsbuff. While we believe that we still are the largest subscription based NASCAR fantasy business, there is no assurance that we will be able to maintain this position against our competitors.

There has been increasing governmental scrutiny of online gambling operations, however, to the best of our knowledge, the online fantasy sports business has not been included in this category. Fantasy Sports games have traditionally been differentiated from gambling due to the element of skill involved, as well as the ability of participants to play through the US mail, without paying a fee. Although we have received legal comfort in this regard, there can be no guarantee that governmental regulations may not change or be applied to our business, in the future.

Magnolia Broadband Wireless

On April 14, 2000, we entered into a Securities Purchase Agreement with Magnolia Broadband, Inc. Magnolia is a start up company that is developing wireless broadband solutions for the mobile telecommunications industry. Mobile telecommunications has been and continues to be one of the fastest growing and most dynamic segments of the telecommunications industry. According to a recent Cahner's Instat Group report, semiconductor revenue for wireless handsets will reach more than $50B in 2004, driven by an expected sales volume of over 1.2 billion handsets that year.

Magnolia is developing technology to become one of the first companies to integrate smart antenna technologies into RF chip sets utilized in mobile phones. Their aim is to create chip sets that increase the capacity and coverage of existing networks at little additional cost.

Magnolia is a fabless semiconductor company building RF solutions by combining innovative Signal Processing technologies and novel Integrated Circuit solutions for the cellular industry. The combination of these innovations enables the wireless network operators to push out the Diversity Antenna capabilities to the edge of their networks, while enabling the handset manufacturers to offer these benefits economically.

We invested $2,500,000 in Magnolia and received shares of preferred stock in Magnolia. We also received board representation rights and registration rights. In October 2001, we invested a further $450,000 of a total $1,500,000 offering of Magnolia's Series A Preferred Stock. We co-invested along with Selway Partners, LLC, and CIP Capital, LP. In April and May 2002 Magnolia raised a further $7.5 million in an offering of Series B Preferred Stock. In June 2003 Magnolia raised a further $6 million dollars in an offering of Series C Preferred Stock. In April 2004, Magnolia raised a further $3 million in an offering of convertible notes. We did not participate in any of these rounds. Currently we own approximately 4% of Magnolia on a fully diluted basis including the exercise of all employee stock options. Due to recurring losses, our investment in Magnolia at June 30, 2004, which is now accounted for under the lower of cost or market method, was $831,066.

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

Employees

Silverstar Holdings through its US management subsidiaries employs two full time salaried employees. Fantasy Sports, Inc. currently employs two full time salaried employees and one hourly employee.

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

Fantasy Sports, Inc. has its principal executive offices at 867 Clare Lane, York, Pennsylvania, 17402. These offices are approximately 980 square feet. The lease expires on December 31, 2004. It is renewably annually and costs us approximately $8,580 per year.

Our United States management subsidiary, First South Africa Management Corp., a Delaware corporation incorporated in 1995, has its principal executive offices at 6100 Glades Road, Suite 305, Boca Raton, Florida 33434. The lease expires in February 2006 and costs us approximately $33,000 per year.

Item 3.  Legal Proceedings

None.

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

                                                      High             Low
                                                      ----             ---
Common Stock Fiscal 2003
1st Quarter........................................  $0.33            $0.10
2nd Quarter........................................  $0.27            $0.07
3rd Quarter........................................  $0.38            $0.06
4th Quarter........................................  $0.81            $0.10

Common Stock Fiscal 2004
1st Quarter........................................  $1.51            $0.38
2nd Quarter........................................  $2.69            $1.00
3rd Quarter........................................  $2.41            $1.31
4th Quarter........................................  $1.63            $0.86

The closing price of our common stock on September 13, 2004 was $0.80.

As of September 13, 2004, there were approximately 2,400 holders of our common stock, inclusive of holders whose shares were held by brokerage firms, depositaries and other institutional firms in "street name" for their customers.

We have never declared or paid any cash dividends on our common stock or our Class B common stock. We do not intend to declare or pay any dividends on our common stock or our Class B common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

Item 6   SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

Selected Consolidated Financial Information

Statement of Operations Data                                               Years ended June 30,
                                                     2000             2001             2002             2003             2004
Revenues                                         $         -     $  1,301,432     $  3,107,324     $  3,141,448     $  2,367,463
Total operating expenses                           2,491,128        4,362,413        5,295,375        4,456,082        3,239,802
Operating loss                                    (2,491,128)      (3,060,981)      (2,188,051)      (1,314,162)        (872,339)
Interest (expense)/income                         (1,363,360)         976,107          615,294          638,011          603,352
Foreign Currency Gain (loss)                         (80,702)      (1,042,474)      (1,345,348)       1,763,115        1,287,291
Income (Loss) from continuing operations
before
     income taxes                                 (4,232,603)      (5,010,726)      (2,964,039)       1,069,049        1,030,105
Net Income (Loss) from continuing operations      (4,233,222)      (5,010,726)      (2,964,039)       1,069,049        1,030,105
(Loss)/gain from discontinued operations         (34,429,264)               -         (824,761)        (736,947)               -
Loss on disposition                                        -       (2,389,383)               -         (262,754)         (27,582)
Extraordinary Item - gain on extinguishments
of debt                                                    -        2,142,949                -                -                -
Net (loss)/income                                (38,662,486)      (5,257,160)      (3,788,800)          69,348        1,002,523
Income (Loss) per share  - from continuing
     Operations                                       $(0.54)          $(0.57)          $(0.34)           $0.12            $0.12

Balance Sheet Data                                                            As of June 30,
                                                     2000             2001             2002             2003             2004
Total assets                                    $ 94,266,439     $ 15,931,857     $ 11,722,781     $ 12,354,162     $ 13,265,458
Long term liabilities                             15,473,769                -                -          349,289          234,192
Net working capital  (deficiency) (1)             31,414,757        4,253,001        2,345,828          192,081         (177,981)
Stockholders' equity                               5,595,870       13,578,710       10,212,073       10,025,049       11,422,107


(1) Net working capital (deficiency) is the net of current assets and current liabilities.

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

Results of Operations

Fiscal 2004 compared to Fiscal 2003

Revenues
Revenues were $2.37 million in fiscal 2004 as compared to $3.14 million in the prior year. The decrease was primarily the result of Fantasy Sports decision to discontinue selling die-cast collectibles and apparel during the quarter ended December 31, 2003. Sales of merchandise decreased from $0.81 million in fiscal 2003 to $0.17 million in fiscal 2004.

Cost of Sales
Cost of sales were $1.41 million in fiscal 2004 as compared to $2.01 million in the prior year. The decrease is primarily a result of decreases in the cost of prizes awarded, fulfillment expenses, direct labor costs and the cost of merchandise and apparel sold.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for fiscal 2004 were $1.78 million, a decrease of $0.54 million over the same period in the prior year. This decrease was caused by the implementation of cost cutting measures primarily to payroll and related costs at the corporate and operating levels.

Amortization and Depreciation
Amortization of intangible assets decreased to $0.02 million in fiscal 2004 from $0.07 million in fiscal 2003 as a result of a customer list becoming fully amortized at September 30, 2003. Depreciation expense was $0.04 million in fiscal 2004 as compared to $0.07 million in fiscal 2003.

Foreign Currency Gains
Foreign currency gains or losses are related to the financial assets remaining in the South African operations. The Foreign currency gains during fiscal 2004 were $1.29 million as compared to gains of $1.76 million in fiscal 2003. These gains are the result of fluctuations of the South African Rand against the US dollar. During the year ended June 30, 2004 the Rand appreciated approximately 17% against the U.S. dollar while it appreciated 26% in fiscal 2003.These foreign currency gains or losses are non-cash items until converted into US dollars, when any unrealized gains or losses will be converted to cash.

Interest Income
Interest income of $0.63 million was recorded during fiscal 2004 as compared to interest income of $0.65 million in fiscal 2003. Interest income is primarily earned on Notes Receivable from the sale of the Lifestyle business and is affected by the fluctuation of the South African Rand against the US dollar.

Interest Expense
Interest expense during fiscal 2004 was $0.025 million as compared to $0.012 million in the prior year. The increase in interest expense is attributable to interest charges incurred on short-term credit lines held by Fantasy Sports, Inc.

Provision for Income Taxes
The Company is registered in Bermuda, where no tax laws are applicable. Three of the Company's subsidiaries are subject to income taxes. Up to this date, none of them has had taxable income. They have incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

Discontinued Operations
Student Sports was sold in June 2003. The results for this business for both 2003 and 2002 have been included under Discontinued Operations in our financial statements. During fiscal 2004 the company recognized losses of $0.027 million on assets formerly used by Student Sports that were retained by the parent company when Student Sports was sold in 2003.

Net Income(Loss)
The Company has recognized income of $1.00 million during fiscal 2004 compared to income of $0.07 million during the prior year. Operating losses for fiscal 2004 were $0.87 million as compared to $1.31 million in Fiscal 2003. The improvement in income in fiscal 2004 was primarily the result of selling Student Sports which generated significant losses in fiscal 2003, a reduction of cost of sales at Fantasy Sports, and a reduction in general and administrative costs at both the operational and corporate levels. The current year includes non-cash foreign currency gains of approximately $1.29 million due to the appreciation of the South African Rand against the US dollar of approximately 17 %. During fiscal 2003 net income included non-cash foreign currency gains of $1.76 million due to the appreciation of the South African Rand against the US dollar of approximately 36%.

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

Interest Expense Interest expense during fiscal 2003 was $0.12 million as compared to a non-material amount in the prior year. The increase in interest expense is attributable to interest charges incurred on short-term credit lines and lease facilities held by the Company's subsidiaries.

Provision for Income Taxes
The Company is registered in Bermuda, where no tax laws are applicable. Three of the Company's subsidiaries are subject to income taxes. Up to this date, none of them has had taxable income. They have incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

Discontinued Operations
Student Sports was sold in June 2003. The results for this business for both 2003 and 2002 have been included under Discontinued Operations in our financial statements.

Net Income(Loss)
The Company has recognized income of $0.07 million during fiscal 2003 compared to a loss of $3.79 million during the prior year. The current year includes non-cash foreign currency gains of approximately

$1.76 million due to the appreciation of the South African Rand against the US dollar of approximately 36% during the year, offset by non cash charges of approximately $0.59 million related to the sale of Student Sports and the write down of intangible assets. The prior year loss included non-cash foreign currency losses of $1.35 million due to the devaluation of the South African Rand against the US dollar of approximately 29% during the year. The discontinued operations (Student Sports) generated net losses from operations of $0.74 million for fiscal 2003. Without these items, the net loss for fiscal 2003 would have been $0.43 million as compared to $1.61 million loss for fiscal 2002.

Financial condition, liquidity and capital resources

Cash decreased by $0.38 million from $1.62 million at June 30, 2003 to $1.24 million at June 30, 2004. The balance of the remaining cash is being held for working capital purposes. The Company expects this balance to be sufficient to fund its operations and the operations of its subsidiaries for the next twelve months. During the next twelve months, it also anticipates the commencement of repayment of notes receivable due to it from the sale of First Lifestyle Holdings in South Africa. However, repayment is contingent on the borrower's collection of junior debt.

Working capital decreased by $0.37 million from $0.19 million at June 30, 2003 to an ($0.18) million working capital deficiency at June 30, 2004. This decrease is primarily caused by the reduction in cash balances used to fund operations. Accrued interest earned during the year has been classified as part of the Long
- Term Notes Receivable.

At June 30, 2004, the Company had borrowings of $0.34 million, which consisted of $0.31 million advances against lines of credit, secured by the Company's cash and $0.03 million of equipment loans.

In the future the Company expects to meet its short and long term obligations in part through the collection of amounts due from outstanding notes receivable. Those notes, which are denominated in South African Rand, are to be collected once certain debt covenants have been satisfied in connection with senior debt to which repayment has been subordinated. The Company monitors the financial results of First Lifestyle Holdings on a quarterly and annual basis. It is the Company's opinion, based on reviews of audited financial statements, reviews of the debt covenant compliance calculations, reviews of budgets and inquiries of management of First Lifestyle Holdings, that First Lifestyle Holdings is generating sufficient cash flow from operations to meet its senior debt obligations and be in compliance with the senior debt covenants. The management of First Lifestyle Holdings estimates that repayments of the amounts due should begin in Fiscal 2005.

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

The following table is a summary of contractual obligations recorded as of June 30, 2004.

                                                       Payments due by period
                                                                                                More than
Contractual Obligations              Total    Less than 1 Year     1-3 years       3-5 years     5 years
Long-Term Debt Obligations         $ 35,516        $ 24,883        $ 10,633               -        -
Operating Lease Obligations         130,861          62,574          55,180          13,107        -
Purchase Obligations                265,000         180,000          85,000               -        -
Employment Contracts                236,250         236,250               -               -        -
                               --------------------------------------------------------------------------
Total                              $667,627        $503,707        $150,813        $ 13,107        -
                               ==========================================================================

Purchase Obligations

Purchase obligations include a contract between Fantasy Sports, Inc. and a media and marketing consultant for services provided through November 30, 2006. At a minimum the company is obligated to pay $60,000 per year which is reflected on the table of contractual obligations. If certain incentive or additional services are performed additional obligations accrue.

Purchase obligations also include a contract between Fantasy Sports, Inc. and another corporation to provide web site hosting and customer service functions through December 31, 2004. The company is obligated to pay $20,000 per month through December 31, 2004 which is reflected on the table of contractual obligations. Additional obligations could become payable under this contract if Fantasy Sports, Inc. achieves specific net profit benchmarks which are summarized below.

Potential Obligation

0% of net profits between $0 and $350,000
100% of net profits between $350,000 and $500,000
40% of net profits between $500,000 and $750,000
45% of net profits between $750,000 and $1,000,000
50% of net profits over $1,000,000

Employment Contracts

Pursuant to an employment agreement Mr. Clive Kabatznik will serve as Chief Executive Officer, President and Chief Financial Officer of the Company through March 31, 2005. Mr. Kabatznik is paid $315,000 on an annual basis.

Off-Balance Sheet Arrangements

The Company has guaranteed certain bank facilities of one of its former industrial subsidiaries in South Africa. In January 2004, an unrelated South African third party, entered into an agreement to acquire the former subsidiary. This agreement reduced the Company's guarantee to approximately $47,000, reducing monthly through August 31, 2004. At June 30, 2004, this guarantee stood at approximately $20,000 and was secured by like amounts of cash. As of August 31, 2004, this amount equaled $2,500 and will reduce to $0 by the end of September 2004. The Company does not believe that it will be called upon to meet any portion of this remaining guarantee.

In 2001, Fantasy Sports Inc. secured a revolving line of credit for up to $1 million from a bank. Fantasy has drawn and repaid on this line of credit from time to time. Any borrowings under this facility are guaranteed by the Company's cash on hand. As of June 30, 2004, Fantasy had an outstanding balance of approximately $305,160 secured by a like amount of the Company's cash. We anticipate that this line may fluctuate over the course of the current fiscal year. However, based on past experience and current anticipated cash flows, we believe that Fantasy will repay all amounts outstanding under this facility on or before March 31, 2005, however there can be no assurance that these amount will be repaid.

Goodwill Impairment Test

We acquired Fantasy Sports, Inc. in November 2000. At the time our strategy was to aggressively expand the business by increasing our marketing in the auto-racing segment and developing new games for other niche sports markets. To this end, we hired new staff and increased our marketing and development budgets as well. This strategy was not successful, primarily due to the economic slowdown and as a result, Fantasy has incurred losses since we made this acquisition. During the seven months ended June 30, 2001, Fantasy lost $1,320,000 and had negative cash flow of $268,000. For the twelve months ended June 30, 2002, Fantasy lost $1,135,000 with negative cash flow of $566,000. For the twelve months ended June 30, 2003, Fantasy lost $314,715 with negative cash flow of $185,860. For the twelve months ended June 30, 2004, Fantasy earned $52,785 with positive cash flow of $105,665.

Due to the accounting recognition of these losses, the carrying value of Fantasy has diminished since acquisition. On June 30, 2004, we performed an impairment test on the carrying value of Fantasy's goodwill. In accordance with SFAS 142, we compared the fair value of Fantasy (as a reporting unit) to the carrying value of Fantasy including goodwill. The methodology we used to determine fair value was to develop a ratio of revenue to market capitalization utilizing the Company and a comparable publicly traded company in the same industry. This ratio was then applied to Fantasy's revenue to determine fair value. The fair value exceeded Fantasy's carrying value, and therefore, no impairment of goodwill existed at June 30, 2004.

We will continue to monitor the carrying values of Fantasy and will use the same methodology on a consistent basis in the future. Should our efforts to stem the losses at Fantasy not succeed and losses and negative cash flow continue, we may be faced with goodwill impairment losses for Fantasy in the future.

Future Commitments

Through June 30, 2004,  Fantasy Sports Inc., the Company's  remaining  operating subsidiary, generated a small profit after substantial operating losses in previous years. The Company anticipates that this situation will be maintained and improved through a combination of expense reductions and increased revenues. However, there are no assurances that these changes will be successful. In the event that these plans are not successful, the Company may need to continue to support the operations of its subsidiary.

The Company intends to increase the profitability of its operating subsidiary and to preserve its cash balances to the best of its ability. The Company anticipates continued repayments from the notes receivable from the sale of certain of its South African subsidiaries.

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

Any movements of interest rates as they relate to outstanding debt would be immaterial to the financial results of the Company.

Interest rate risk

At June 30, 2004, the Company's cash resources earn interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. Any decrease in interest rates will have a negative effect on the Company's earnings. There is no assurance that interest rates will increase or decrease over the next fiscal year.

Foreign currency risk

Certain of the Company's cash balances and the remaining proceeds from the sale of its South African subsidiaries are denominated in South African Rand. This exposes the Company to market risk with respect to fluctuations in the relative value of the South African Rand against the US Dollar. Due to the prohibitive cost of hedging these proceeds, the exposure has not been covered as yet. Should more favorable conditions arise, a suitable Rand hedge may be considered by management. For every 1% increase or decline in the Rand/US Dollar exchange rate, at year-end exchange rates, the Company would gain or lose $1,594 on every R1,000,000 retained in South Africa. During fiscal 2004, the South African Rand has appreciated against the US dollar by approximately 17% from the rate at June 30, 2003. At June 30, 2004, the Company had assets denominated in South African Rand of 51.30 million.

The following is information concerning assets denominated in South African Rand and the foreign currency gains and losses recognized during fiscal 2004:

                                                        Foreign Currency
                               Balance              Gain/(Loss) for the Year
                         As of June 30, 2004          Ended June 30, 2004
                               In Rand                   In US Dollars

Cash                           324,573                   $     8,771
Notes Receivable            50,929,489                     1,376,343
Other                           45,916                      (19,928)

                  SILVERSTAR HOLDINGS LIMITED and Subsidiaries



                                TABLE OF CONTENTS
                                -----------------

                                                                 PAGE
                                                                 ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM           F-1


CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheets                                                 F-2

   Statements of Operations                                       F-3

   Statements of Stockholders' Equity                             F-4

   Statements of Cash Flows                                    F-5 - F-6

   Notes to Consolidated Financial Statements                 F-7 - F-29

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Silverstar Holdings Limited
Boca Raton, Florida


We have audited the accompanying consolidated balance sheets of Silverstar Holdings Limited and Subsidiaries (the Company) as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silverstar Holdings Limited and Subsidiaries at June 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years ended June 30, 2004, in conformity with accounting principles generally accepted in the United States.


                            RACHLIN COHEN & HOLTZ LLP


Fort Lauderdale, Florida
August 18, 2004

                  SILVERSTAR HOLDINGS LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2004 AND 2003

                                         ASSETS                                                2004             2003
                                                                                           ------------     ------------
Current Assets:
    Cash and cash
    equivalents
    (includes restricted cash of  $321,096 and $835,951 in 2004 and 2003, respectively)    $  1,235,310     $  1,617,629
    Accounts receivable, net                                                                      1,068           17,816
    Inventories                                                                                  19,379          168,113
    Current portion of long-term notes receivable                                               138,704          248,205
    Prepaid expenses and other current assets                                                    36,717          120,142
                                                                                           ------------     ------------
    Total Current Assets                                                                      1,431,178        2,171,905
                                                                                           ------------     ------------
Property, Plant and Equipment, net                                                               49,856          140,301
Investments in Non-Marketable Securities                                                        843,566          843,566
Long-Term Notes Receivable                                                                    7,977,549        6,213,686
Goodwill, net                                                                                 2,947,824        2,947,824
Intangible Assets, net                                                                           12,500           30,750
Deferred Charges and Other Assets                                                                 2,985            6,130
                                                                                           ------------     ------------
      Total Assets
                                                                                           $ 13,265,458     $ 12,354,162
                                                                                           ============     ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Bank overdraft                                                                         $          -     $        567
    Lines of credit                                                                             305,160          218,851
    Current portion of long-term debt                                                            24,883           26,237
    Accounts payable                                                                            226,830          482,697
    Accrued expenses                                                                            359,022          415,399
    Deferred revenue                                                                            693,264          836,073
                                                                                           ------------     ------------
      Total Current Liabilities                                                               1,609,159        1,979,824
                                                                                           ------------     ------------
Long-Term Debt                                                                                   10,633           33,884
Obligation to issue common stock                                                                223,559          315,405
                                                                                           ------------     ------------

      Total Liabilities                                                                       1,843,351        2,329,113
                                                                                           ------------     ------------
Commitments, Contingencies and Other Matters                                                          -                -

Stockholders' Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued and outstanding                                                                 -                -
Common stock, Class A, $0.01 par value, 23,000,000 shares authorized; 7,798,924 and
     7,503,924 shares issued and outstanding, respectively                                       77,989           75,039
Common stock, Class B, $0.01 par value; 2,000,000 shares authorized; 896,589 and
     946,589 shares issued and outstanding, respectively                                          8,966            9,466
Common stock, FSAH Class B $0.001 par value; 10,000,000 shares authorized; 2,671,087
     and 2,671,087 shares issued and outstanding, respectively                                      600              600
Additional paid-in capital                                                                   63,904,557       63,512,472
Accumulated deficit                                                                         (52,570,005)     (53,572,528)
                                                                                           ------------     ------------
Total Stockholders' Equity                                                                   11,422,107       10,025,049
                                                                                           ------------     ------------
Total Liabilities and Stockholders' Equity                                                 $ 13,265,458     $ 12,354,162
                                                                                           ============     ============

                 See notes to consolidated financial statements

                  SILVERSTAR HOLDINGS LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 2004, 2003 AND 2002

                                                                    2004           2003             2002
                                                                -----------     -----------     -----------
Revenues                                                        $ 2,367,463     $ 3,141,448     $ 3,107,324
                                                                -----------     -----------     -----------
Operating Expenses:
    Cost of sales                                                 1,405,728       2,005,598       1,879,967
    Selling, general and administrative                           1,776,619       2,315,056       3,272,286
    Amortization of intangibles                                      18,250          67,000          67,000
    Depreciation                                                     39,205          68,428          76,122
                                                                -----------     -----------     -----------
                                                                  3,239,802       4,456,082       5,295,375
                                                                -----------     -----------     -----------
Operating Loss                                                     (872,339)     (1,314,634)     (2,188,051)
Other (Expense) Income                                               11,801         (17,443)        (45,934)
Foreign Currency Gain ( Loss)                                     1,287,291       1,763,115      (1,345,348)
Interest Income                                                     628,737         650,329         627,019
Interest Expense                                                    (25,385)        (12,318)        (11,725)
                                                                -----------     -----------     -----------
Income (Loss) from Continuing Operations Before Income Taxes      1,030,105       1,069,049      (2,964,039)
Provision for Income Taxes                                                -               -               -
                                                                -----------     -----------     -----------
Income(Loss) From Continuing Operations                           1,030,105       1,069,049      (2,964,039)

Discontinued Operations:
    Loss from operations, net of income taxes of
      $0 and $0, respectively                                             -        (736,947)       (824,761)
    Loss on disposition, net of income taxes of $0 and $0,
      respectively                                                  (27,582)       (262,754)              -
                                                                -----------     -----------     -----------
Net Income (Loss)                                               $ 1,002,523     $    69,348     $(3,788,800)
                                                                ===========     ===========     ===========
Income (Loss) Per Share - Basic and Diluted:
    Continuing Operations                                       $      0.12     $      0.12     $     (0.34)
    Discontinued Operations                                           (0.00)          (0.11)          (0.09)
                                                                -----------     -----------     -----------
    Net Income (Loss)                                           $      0.12     $      0.01     $     (0.43)
                                                                ===========     ===========     ===========
Weighted Average Common Stock Outstanding:
    Basic and diluted                                             8,575,579       8,704,620       8,750,937
                                                                ===========     ===========     ===========


                 See notes to consolidated financial statements.

                  SILVERSTAR HOLDINGS LIMITED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
                     YEARS ENDED JUNE 30, 2004 2003 AND 2002

                                              Silverstar                            Silverstar
                                             Holdings Ltd.                         Holdings Ltd.
                                                Class A                               Class B
                                             Common Stock                          Common Stock
                                        Shares           Amount                Shares          Amount
                                      ---------       ------------            -------       ------------
 Year Ended June 30, 2002:
 Balance, June 30, 2001               7,178,310       $     71,783            946,589       $      9,466
                                      =========       ============            =======       ============

 Stock issued for acquisition           900,000              9,000                  -                  -
 Purchase and retirement of
  treasury stock                        (77,000)              (770)                 -                  -
 Net Loss                                     -                  -                  -                  -
                                      ---------       ------------            -------       ------------
 Balance, June 30, 2002               8,001,310       $     80,013            946,589       $      9,466
                                      =========       ============            =======       ============

 Year Ended June 30, 2003:

Purchase and retirement of
   Treasury stock                      (171,700)            (1,717)                 -                  -
 Stock redemtpion -(sale of
   subsidiary)                         (325,686)            (3,257)                 -                  -
  Net Income                                  -                  -                  -                  -


 Balance, June 30, 2003               7,503,924       $     75,039            946,589       $      9,466
                                      =========       ============            =======       ============

 Year Ended June 30, 2004:

 Stock issued                           245,000              2,450                  -                  -

  Conversion of shares                   50,000                500            (50,000)              (500)

  Net Income                                  -                  -                  -                  -


 Balance, June 30, 2004               7,798,924       $     77,989            896,589       $      8,966
                                      =========       ============            =======       ============

                                            First SA Holdings
                                                 Class B                  Additional
                                              Common Stock                  Paid-in          Accumulated
                                         Shares          Amount             Capital            Deficit             Total
                                       ---------       ------------      ------------       ------------       ------------
 Year Ended June 30, 2002:
 Balance, June 30, 2001                2,671,087       $        600      $ 63,349,937       $(49,853,076)      $ 13,578,710
                                       =========       ============      ============       ============       ============

 Stock issued for acquisition                  -                  -           475,200                  -            484,200
 Purchase and retirement of
  treasury stock                               -                  -           (61,267)                 -            (62,037)
 Net Loss                                      -                  -                 -         (3,788,800)        (3,788,800)
                                       ---------       ------------      ------------       ------------       ------------
 Balance, June 30, 2002                2,671,087       $        600      $ 63,763,870       $(53,641,876)      $ 10,212,073
                                       =========       ============      ============       ============       ============

 Year Ended June 30, 2003:

Purchase and retirement of
   Treasury stock                              -                  -           (23,418)                 -            (25,135)
 Stock redemtpion -(sale of
   subsidiary)                                                               (227,980)                 -          (231,237)
  Net Income                                   -                  -                 -             69,348             69,348


 Balance, June 30, 2003                2,671,087       $        600      $ 63,512,472       $(53,572,528)      $ 10,025,049
                                       =========       ============      ============       ============       ============

 Year Ended June 30, 2004:

 Stock issued                                  -                  -           392,085                  -            394,535

  Conversion of shares                         -                  -                 -                  -                  -

  Net Income                                   -                  -                 -          1,002,523          1,002,523


 Balance, June 30, 2004                2,671,087       $        600      $ 63,904,557       $(52,570,005)      $ 11,422,107
                                       =========       ============      ============       ============       ============

                  SILVERSTAR HOLDINGS LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED JUNE 30, 2004, 2003 AND 2002

                                                                                   2004             2003           2002
                                                                                -----------     -----------     -----------
Cash Flows from Operating Activities:
    Net income( loss) from continuing operations                                $ 1,002,523     $ 1,069,049     $(2,964,039)
    Provision for doubtful accounts                                                       -           3,365               -
    Depreciation and amortization                                                    57,455         135,428         143,132
    Foreign currency (gains) losses                                              (1,261,824)     (1,704,106)      1,212,220
    Non-cash interest income on notes receivable                                   (611,720)       (603,984)       (465,590)
    Changes in operating assets and liabilities, net                               (206,713)        193,261          (9,010)
    (Increase) Decrease in other assets                                               3,145          (2,274)        171,583
    Creation of debenture redemption reserve fund                                         -               -           4,248
    Loss on disposal of fixed assets                                                 51,065             182               -

        Net Cash Used in Continuing Operations                                     (966,069)       (909,079)     (1,907,456)
        Net Cash Used in Discontinued Operations                                          -        (247,000)     (1,003,650)
                                                                                -----------     -----------     -----------
        Net Cash Used in Operating Activities                                      (966,069)     (1,156,079)     (2,911,106)
                                                                                -----------     -----------     -----------

Cash Flows from Investing Activities:
    Acquisition of property, plant and equipment                                       (542)        (24,701)        (36,628)
    Proceeds on disposal of property, plant and equipment                             1,220               -               -
    Purchase price adjustments                                                            -               -         200,000
    Investment in affiliates                                                              -               -        (212,500)
    Decrease in long-term note receivable                                           218,679         115,308         428,607
    Acquisition of subsidiaries (net of cash of $0,
      $0 , $0 and 863,337)                                                                -               -        (120,711)
                                                                                -----------     -----------     -----------
        Net Cash  Provided by Investing Activities                                  219,357          90,607         258,768
                                                                                -----------     -----------     -----------

                  SILVERSTAR HOLDINGS LIMITED AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 2004, 2003 AND 2002

                                                                   2004             2003            2002
                                                               -----------     -----------     -----------
Cash Flows from Financing Activities:
    Short term borrowings, net                                 $    86,309     $   168,851     $   (42,887)
    Repayment of long-term debt                                    (24,605)         (1,282)       (366,084)
    Issuance of stock                                              302,689               -               -
    Treasury stock transactions                                          -         (25,135)        (62,037)
                                                               -----------     -----------     -----------
        Net Cash Provided by (Used in) Financing Activities        364,393         142,434        (471,008)
                                                               -----------     -----------     -----------

Net Decrease in Cash and Cash Equivalents                         (382,319)       (923,038)     (3,123,346)

Cash and Cash Equivalents, Beginning                             1,617,629       2,540,667       5,664,013
                                                               -----------     -----------     -----------

Cash and Cash Equivalents, Ending                              $ 1,235,310     $ 1,617,629     $ 2,540,667
                                                               ===========     ===========     ===========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the year for interest                     $    25,385     $    12,318     $     6,001
                                                               ===========     ===========     ===========

    Cash Paid during the year for income taxes                 $         -     $         -     $         -
                                                               ===========     ===========     ===========


                                See notes to consolidated financial statements.

                  SILVERSTAR HOLDINGS LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2004, 2003 AND 2002


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

The Company currently has both Class A and Class B common shares. Holders of Class A Common Stock have one vote per share on each matter submitted to a vote of the shareholders and a ratable right to the net assets of the Company upon liquidation. Holders of the Common Stock do not have preemptive rights to purchase additional shares of Common Stock or other subscription rights. The Common Stock carries no conversion rights and is not subject to redemption or to any sinking fund provisions. All shares of Common Stock are entitled to share equally in dividends from legally available resources as determined by the board of directors. Upon dissolution or liquidation of the Company, whether voluntary or involuntary, holders of the Common Stock, are entitled to receive assets of the Company available for distribution to the shareholders. As of September 13, 2004, the Company currently has 7,812,347 outstanding shares of Class A Common Stock, that are validly authorized and issued, fully paid and non-assessable.

Class B and Class A Common Stock are substantially identical except that the holders of Class B Common Stock have 5 votes per share on each matter considered by shareholders. Each share of Class B Common Stock is automatically converted into one share of Class A Common Stock upon sale or death of the shareholder. As of September 13, 2004, the Company currently has 876,025 outstanding shares of Class B Common Stock, that are validly authorized and issued, fully paid and non-assessable.

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

                The  Company  maintains  deposit  balances  at  U.S.   financial
                institutions that, from time to time, may exceed federally insured limits. At June 30, 2004, there were balances in excess of federally insured limits. The Company maintains its cash with high quality financial institutions, which the Company believes limits risk.

             Notes Receivable
                The Company's notes receivable are to be settled in South African Rand by South African companies. The Company's ability to collect on these notes may be affected by the financial condition of the debtor's economic conditions in South Africa and the value of the South African Rand, as compared to the U.S. dollar. In addition, the Company's ability to withdraw these funds from South Africa after collection is restricted and may be subject to approval by the South African government.

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

Software Developed for Internal Use

As a result of the acquisition of Fantasy in November 2000, the Company has adopted the provisions of AICPA Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed and Obtained for Internal Use". SOP 98-1 requires the capitalization of all internal and external costs incurred to develop internal use software during the application development stage. Fantasy operates its fantasy league through the use of software the company develops. Fantasy develops software to run its fantasy games; however, such costs were not significant during fiscal 2004, 2003 or 2002.

Goodwill

The Company tests goodwill for impairment in the fourth quarter for Fantasy Sports, Inc. The goodwill impairment test for subsequent acquisitions, if any, will be performed on the one year anniversary of the acquisition and in that period thereafter. The Company performs the impairment test in accordance with SFAS 142 "Goodwill and Other Intangible Assets." SFAS 142 requires that the fair value of the reporting unit be compared to the carrying value, including goodwill, as the first step in the impairment test. The Company determines fair value for Fantasy by developing a ratio of revenue to market capitalization utilizing the Company and comparable publicly traded companies in the same industry and applying this ratio to revenue of the reporting unit.

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

Revenue Recognition

Revenues generated by Fantasy are seasonal from mid-February to the end of November. Fantasy collects its revenue at the beginning and mid-point of the season and recognizes this deferred revenue pro rata over the season. Revenues from Student Sports is presented in Discontinued Operations.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs incurred for continuing operations for the years ended June 30, 2004, 2003 and 2002 were $291,200, $267,857 and $426,558, respectively. Advertising costs incurred for discontinued operations during the years ended June 30, 2003 and 2002 were $7,015 and $25,869.

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

                                                                 2004             2003              2002
                                                            -------------     -------------     -----------
         Income (loss) continuing operations as reported    $   1,030,105     $   1,069,049     $(2,964,039)
         Less: Compensation expense for options
              Awards determined by the fair-value -based
              Method                                              (88,888)          (15,472)       (868,002)
                                                            -------------     -------------     -----------
         Proforma net income/(loss) from continuing
         Operations                                         $     941,127     $   1,053,577     $(3,832,041)
                                                            =============     =============     ===========

         Basic:
              As reported                                   $        0.12     $        0.12     $     (0.39)
              Pro forma                                     $        0.11     $        0.12           (0.48)

         Assuming Full dilution :
              As reported                                   $        0.11     $        0.10            N/A
              Pro forma                                     $        0.10     $        0.10            N/A

The weighted average grant date fair value of options granted in 2004, 2003 and 2002 and the significant assumptions used in determining the underlying fair value of each option grant on the date of the grant utilizing the Black Scholes option pricing model were as follows:


                                                       2004             2003            2002
                                                       ----             ----            ----
         Weighted average grant-date fair value of
            options granted                           $1.44            $0.14          $0.48
         Assumptions:
            Risk free interest rate                     3.17%          3.14%      3.99 to 4.48%
            Expected life                              5 Years        5 Years        5 Years
            Expected volatility                         142%            127%           96%
            Expected dividend yield                     0.0%            0.0%          0.0%


Net  Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive potential common shares which includes the dilutive effect of stock options, warrants, convertible debentures and shares to be issued in connection with the acquisition of Student Sports (see Note 3). Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. The dilutive effect of shares to be issued in connection with the acquisition of Student Sports is computed using the average market price for the quarter. The diluted share base for the year ended June 30, 2002 excludes shares of 1,737,910. These shares are excluded due to their anti-dilutive effect as a result of the Company's loss from continuing operations during 2002 .

Recently Issued Accounting Standards

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

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 requires a variable interest entity (VIE) to be consolidated by a company that is considered to be the primary beneficiary of that VIE. In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," ("FIN 46-R) to address certain FIN 46 implementation issues. FIN 46 and FIN 46-R apply immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a VIE that is acquired before February 1, 2003. The adoption of FIN 46 and FIN 46-R does not have a material impact on our financial statements.

During May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity". SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not to have a material impact on our operating results or financial position.

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

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of SFAS 123. The standard provides additional transition guidance for companies that elect to voluntarily adopt the accounting provisions of SFAS 123, Accounting for Stock-Based Compensation. SFAS 148 does not change the provisions of SFAS 123 that permits entities to continue to apply the intrinsic value method of APB 25, Accounting for Stock Issued to Employees. As Silverstar Holdings continues to follow APB 25, its accounting for stock-based compensation did not change as a result of SFAS 148. SFAS 148 does require certain new disclosures in both annual and interim financial statements. The required annual disclosures are effective immediately and have been included in the Company's consolidated financial statements. The new interim disclosure provisions will be effective in the first quarter of fiscal 2004.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclose Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 was effective for interim or annual periods ending after December 15, 2002. The adoption of FIN 45 had no material effect on the financial statements.

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

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The statement requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 was effective for the Company's financial statements beginning July 1, 2002. The adoption of this statement did not have a significant impact on the results of operations or financial position of the Company.

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

Based on the initial impairment test on July 1, 2001, it was determined that none of the goodwill recorded was impaired. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses. The Company performed the impairment test on goodwill of Fantasy Sports as of June 30, 2004, 2003 and 2002 and determined that goodwill was not impaired.

In connection with adopting SFAS 142, the useful lives and the classification of identifiable intangible assets was reassessed and it was determined that they continue to be appropriate. For the components of amortized intangible assets, see Note 9.

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

         Acquisition cost                                       $1,414,858
                                                                ==========

         Net assets acquired:
            Current assets, primarily accounts receivable      $   255,426
            Fixed assets                                            41,410
            Intangible assets                                    1,341,038
                                                                ----------
                  Total assets                                   1,637,874
                                                                ----------
            Current liabilities                                    208,720
            Long-term debt                                          14,296
                                                                ----------
                  Total liabilities                                223,016
                                                                ----------
                                                                $1,414,858
                                                                ==========

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


                                                                           Year  Ended
                                                                          June 30, 2002
                                                                          -----------
         Revenue                                                          $ 4,597,144
                                                                          ===========
         Loss before discontinued operations and extraordinary item        (4,073,069)
         Discontinued operations                                                    -
         Extraordinary item                                                         -
                                                                          -----------
         Net loss                                                         $(4,073,069)
                                                                          ===========

         Loss per share - basic and diluted:
            Loss before discontinued operations and extraordinary item    $     (0.37)
            Discontinued operations                                                 -
            Extraordinary item                                                      -
                                                                          -----------
            Net loss                                                      $     (0.37)
                                                                          ===========

NOTE 4.  ACCOUNTS RECEIVABLE

                                                                     2004                 2003
                                                                    -------              -------
        Accounts receivable                                          $1,068              $17,816
        Less allowance for doubtful accounts                              -                    -
                                                                    -------              -------
                                                                     $1,068              $17,816
                                                                    =======             ========

NOTE 5.  INVENTORIES

Inventories consist of finished goods of $19,379 and $168,113 at June 30, 2004 and 2003, respectively.

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

                                            2004        2003
                                          --------    --------

         Leasehold improvements               $  -    $ 24,736
         Plant and equipment               204,447     336,229
         Motor vehicles                     34,912      34,912
                                          --------    --------
                                           239,359     395,877
         Less accumulated depreciation     189,503     255,576
                                          --------    --------
                                          $ 49,856    $140,301
                                          ========    ========

Depreciation expense was $39,205 and $94,680 and $91,657 for the years ended June 30, 2004, 2003, and 2002, respectively. Of this depreciation expense, $0, $26,252 and $15,525, respectively, was included in discontinued operations.

NOTE 7.  INVESTMENTS IN NON-MARKETABLE SECURITIES


A summary of the investments in affiliates on the consolidated financial statements is presented below:

                                                     Effective   As of and for the Year Ended
                                                     Percentage  ---------------------------
                                                     Ownership   June 30, 2004 June 30, 2003
                                                     ---------   ------------- -------------
           Investments In and Receivables From
              Unconsolidated Affiliates:
                 Magnolia Broadband                   5 and 13          831,066       831,066
                 Other                                                   12,500        12,500
                                                                 --------------    ----------
                                                                       $843,566      $843,566
                                                                 ==============  ============
           Share of losses of unconsolidated
           affiliates:
              Magnolia Broadband                      5 and 13                -             -
                                                                 -------------- -------------
                                                                 $         -     $          -
                                                                 ==============  ============

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

On March 21, 2002, Magnolia entered into an agreement whereby it raised $6 million from three institutional investors. The agreement called for an immediate infusion of $3 million, with an additional $3 million committed, but contingent on Magnolia reaching defined technical milestones. As a result of this agreement, the Company exchanged its existing shares in Magnolia for new Series A Preferred shares and has converted the October 2001 loan into these new Series A Preferred shares as well. The Company's ownership percentage was reduced to approximately 13% and further reduced when the second tranche of financing was realized. In July 2003, Magnolia closed on a $6 million Series C financing round, half of which was funded on closing with the other half dependant on the achievement of certain technical milestones. In December 2003, Magnolia received the second half of this financing round. On a fully diluted basis, the Company's percentage in Magnolia was reduced to approximately

5%. In April, 2004, Magnolia received a further $3 million from its existing venture capital investors in the form of a convertible note, convertible into Series C Preferred Shares. Magnolia will need to obtain additional funding to fund its future operations until it achieves revenues and profitability. While Magnolia has successfully raised capital in the past, there is no assurance that it will be able to do so in the future.

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

In performing our analysis of the possible impairment of our investment in Magnolia as of June 30, 2002, 2003 and 2004, we considered our investment in Magnolia in total in accordance with paragraph 19(h) of APB No. 18. In performing our analysis for 2002, we obtained the financial statements of Magnolia to determine their historical cash flow requirements to assist us in evaluating future cash flow needs. We noted that Magnolia had received $3,000,000 in funding in March 2002. Given the available cash at June 30, 2002, we determined that Magnolia would be able to operate through January or February of 2003 without additional funding. However, per Magnolia's agreement with the investor, the investor was required to fund Magnolia with another $3,000,000 if certain defined technical milestones were reached in December 2002. Based on information provided by Magnolia, we felt comfortable that the milestone in December 2002 would be reached. As a result, we concluded that our investment in Magnolia at June 30, 2002 was not impaired pursuant to the criteria in APB 18 paragraph 19(h). Subsequently, Magnolia did meet the milestone and the $3,000,000 in additional funding was received.

Furthermore, to determine that our investment in Magnolia was carried at the lower of cost or market on June 30, 2002, the Company computed the value of its holdings in Magnolia Broadband by multiplying the number of shares it owned by the March 21, 2002 private placement price. This resulted in a fair value that was greater than the carrying value of our investment.

In performing our analysis for 2003, we looked to the $6 million in financing Magnolia received in July 2003 from a Series C Preferred Stock Purchase Agreement with existing investors. Under this agreement, Magnolia will receive additional funds from further sales of Series C Preferred Stock to these investors if certain operational milestones are met. The Company determined that based on the $6 million funding received from Magnolia in July 2003 and the progress Magnolia had made in developing its technology and meeting milestones, the Company's investment in Magnolia is not considered impaired at June 30, 2003. We again computed the fair value of our holdings in Magnolia Broadband by multiplying the number of shares we owned by the July 2003 private placement price, which resulted in a fair value that was greater than the carrying value of our investment.

Furthermore, in performing our analysis for 2004, we looked to the $6 million in financing Magnolia received in July 2003 from a Series C Preferred Stock Purchase Agreement with existing investors, as well as the convertible notes received by Magnolia in April 2004. The Company determined that based on the $6 million funding received from Magnolia in July 2003 and the terms of the notes, as well as the progress Magnolia had made in developing its technology and meeting milestones, as described above, the Company's investment in Magnolia is not considered impaired at June 30, 2004. We again computed the fair value of our holdings in Magnolia Broadband by multiplying the number of shares we owned by the July 2003 private placement price, as well as the conversion price of the April 2004 Convertible Note, which resulted in a fair value that was greater than the carrying value of our investment.

NOTE 8.  LONG-TERM NOTES RECEIVABLE

In connection with the sale of Lifestyle, which was completed in November 2000, as well as the earlier sale of two other subsidiaries, the Company received as partial consideration three notes receivable denominated in South African Rand. These notes are subject to foreign currency risk and a portion of one is subject to certain performance requirements of the debtor. Two of the notes require monthly payments ranging from R50,000 ($7,000) to R189,000 ($25,000). The Company has received all scheduled payments with respect to the first of these notes, including interest in a timely fashion. The second note has a balance of approximately $60,000 outstanding. This note had been repaid, on a monthly basis, and in a timely fashion for over three years. During the last six months some payments have been deferred, however, we continue to accrue interest and anticipate that the note, plus all interest, will be reapid in full, during fiscal 2005. The third note was for R52 million ($8 million) of which R20 million ($3.1 million) (plus accrued interest) has been treated as contingent consideration to be recorded when collected as it is secured only by the debtor's stock in Lifestyle and therefore collection is not assured. R31.4 million ($4.8 million) of the third note, is payable as the borrower collects on junior debt. Collections of junior debt will be first charged against accrued interest with the excess applied to the receivable balance not to exceed tranches of R500,000. Management does not expect to begin receiving payments on these notes until the third quarter of fiscal 2005. These notes bear interest at rates as defined (at June 30, 2004 the rate was 8.0%).

With respect to the Lifestyle note, the Company's South African subsidiary, First South African Holdings (Pty) Ltd (FSAH) received a note receivable, in the face amount of $8,000,000 from Salwin Investments (Pty) Ltd, a special purpose company, owned by First Lifestyle Holdings management. The purpose of the transaction was to enable the management of First Lifestyle Holdings (five executive directors) to acquire shares in First Lifestyle Holdings Limited. This note is payable on the following basis:

         (a) If Salwin receives any payment from First Lifestyle for junior debt, such amounts will be used to pay accrued interest on the Note, and any balance will be applied to reduce capital in tranches of R500,000.


         (b) The shareholders of Salwin can inject funds into the company in order to reduce the debt, without penalty.


         (c) Should Salwin dispose of its shares in and claims against First Lifestyle, the proceeds will be used to settle the Note. If there is any shortfall in the proceeds, such amount will be written off.


         (d) Any outstanding liability will irrevocably terminate on the 20th anniversary of the Note.


The repayment by First Lifestyle of the junior debt owed to Salwin will at all times be subject to the senior debt covenants that govern the relationship between First Lifestyle and its bankers. As of June 30, 2004, the Company had not received any payment from Salwin for either principal or interest. However, the Company has continued to accrue interest on the original R31.4 million ($4.8 million) portion of the Note that it recorded upon the sale of First Lifestyle Holdings.

The Company monitors the financial results of First Lifestyle Holdings on a quarterly and annual basis. It is the Company's opinion that First Lifestyle is generating sufficient cash flow to meet its senior debt obligations and senior bank covenants. As First Lifestyle meets its bank covenants, the Company anticipates receiving repayment of interest and principal on its notes. Management of First Lifestyle has estimated that repayments should begin in Fiscal 2005.

Having acquired, owned and operated the South African businesses, the Company is well acquainted with the First Lifestyle Group, its management and its assets. The cash flow generated by First Lifestyle has enabled it to pay down over half its senior debt. It has met two of the three senior bank covenants governing the repayment of its junior debt. It is the Company's belief that such repayments of junior debt will commence in fiscal 2005. Additionally, the management of Lifestyle cannot realize value for their shares in Lifestyle prior to the full payment of the Salwin note. Based on these factors, the Company, has therefore concluded that its note receivable from Salwin will be collected first via the payment of Lifestyle junior debt and thereafter by Lifestyle's management in order to secure free access to their shares in Lifestyle currently encumbered by the Salwin note agreement. The timing of full payment on the loan is undetermined.

The Company has continued to accrue interest on the Salwin Note based on its calculation as to the realizable value of the underlying collateral for the Note. This analysis includes both objective valuation calculations, as well as more subjective criteria as to the likelihood of Salwin shareholders accessing liquidity for their Lifestyle shares in the medium term. There can be no guarantee that our analysis is correct or that the realizable value will remain sufficient to cover the full amount of the Note. Should future circumstances dictate a reevaluation of our assumptions, we may cease accruing interest on the Note or may impair its carrying value.

The Company is currently in negotiations with the Salwin shareholders for early redemption of a portion of the Note. There is no guarantee that these discussions will result in any accelerated payments.

These notes bear interest at rates based on lower of the South African Bankers Acceptance rate or 12% (at June 30, 2004 the rate was 8%). Notes receivable include accrued interest of approximately $3,706,466.

                                         June 30,
                                    2004          2003
                                 ----------    ----------
         Balance                 $8,116,253    $6,461,891
         Less current portion       138,704       248,205
                                 ----------    ----------
         Long-term portion       $7,977,549    $6,213,686
                                 ==========    ==========

NOTE 9.  INTANGIBLE ASSETS

The components of amortized intangible assets as of June 30, 2004 and 2003 is as follows:

                                                Gross Carrying      Accumulated
                                                    Amount         Amortization
        Balance at June 30, 2004:
        Customer lists                             $215,000          $202,500
                                                   ========          ========

        Balance at June 30, 2003
        Customer lists                             $215,000          $184,250
                                                   ========          ========

Amortization expense for intangible assets was $18,250, $112,938 and $106,375, for the years ended June 30, 2004, 2003, and 2002, respectively. Of this amortization expense, $0, $45,938 and $15,525, respectively, was included in discontinued operations.

 Estimated amortization expense for the five succeeding fiscal years is as follows:

             2005                         $2,000
             2006                         $2,000
             2007                         $2,000
             2008                         $2,000
             2009                         $2,000

NOTE 10. ACCRUED LIABILITIES

                                                                 June 30,
                                                             2004        2003
                                                           --------    --------
       Accrued prize winner cash and merchandise awards    $170,222    $195,498
       Payroll and related payroll expenses                  14,698      52,220
       Other                                                174,102     167,681
                                                           --------    --------
                                                           $359,022    $415,399
                                                           ========    ========

NOTE 11. DEBT

Lines of Credit

In June 2002, Fantasy Sports obtained a secured line of credit facility for borrowings up to $1.0 million, which is fully secured against cash balances held in the Company's account. This facility is due on demand and has an interest rate of 3.0% . The balance outstanding under this line of credit at June 30, 2004 was $305,160.

Long term debt

                                       2004        2003
                                      -------    -------

         Vehicle loans                $16,276    $21,598
         Capital lease obligations     19,240     38,523
                                      -------    -------
                                       35,516     60,121
         Less current portion          24,883     26,237
                                      -------    -------
         Long-term debt, net          $10,633    $33,884
                                      =======    =======

Scheduled debt maturities for the next five fiscal years are $24,883 in fiscal 2005, $5,983 in fiscal 2006 and $4,650 in fiscal 2007 .

NOTE 12. INCOME TAXES

The components of the Company's provision for income taxes were as follows:


                                    2004        2003      2002
                                  --------     -----      -----
          Current:
             Federal             $       -    $    -     $    -
             State                       -         -          -
                                  --------     -----      -----
                                         -         -          -
                                  --------     -----      -----
          Deferred:
             Federal                     -         -          -
             State                       -         -          -
                                  --------     -----      -----
                                         -         -          -
                                  --------     -----      -----
                                  $      -     $   -      $   -
                                  ========     =====      =====

A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:

                                                                       2004             2003             2002
                                                                  -------------    -------------    -------------
          Tax benefit at the statutory rate of 34%                     $340,858          $23,578      $(1,288,192)
          Tax effect on Income (loss) of non-US
             Operations                                                (324,908)        (120,201)         612,297
          State income taxes, net of federal income tax                   1,446           (8,526)         (59,638)
          Travel and entertainment                                          447            7,407            4,376
          Valuation allowance                                           (17,843)          97,742          731,157
                                                                  -------------    -------------    -------------
                                                                  $           -    $           -    $           -
                                                                  =============    =============    =============

At June 30, 2004, the Company has available a U.S. net operating loss carryforward of approximately $4,643,076 which expires through 2023.

In addition to the net operating loss carryforward, the Company had deferred tax assets which relate primarily to amortization of goodwill recorded at different rates for tax and book purposes, deferred revenue that is deferred for book purposes but is recognized when received for tax purposes, and accrued prize winnings which is accrued for book purposes but deductible when paid for tax purposes. As of June 30, 2004 and 2003, a valuation allowance has been established against the deferred tax asset since the Company believes it is more likely than not that that the amounts will not be realized.

The components of the deferred tax assets (liabilities) were as follows at June 30, 2004 and 2003:

           Current:                           2004                 2003
                                          --------------      --------------
              Net operating loss              $1,717,938          $1,265,986
              Accrued prize winnings              57,062              66,377
              Accrued pit points                   5,920               5,920
              Deferred revenue                   256,508             309,360
                                          --------------      --------------
                                               2,037,428           1,647,643
           Long-term:
              Amortization of goodwill          (161,007)           (111,032)
              Depreciation                         8,261              21,368
                                          --------------      --------------
                                                (152,746)            (89,664)
                                               1,884,682           1,557,979
           Total valuation allowance          (1,884,682)         (1,557,979)
                                          --------------      --------------
           Deferred tax asset             $            -      $            -
                                          ==============      ==============

The Silverstar Holdings Limited is a Bermuda registered corporation where there are no income tax laws applicable.

FSAH, a South African registered corporation, incurred no income tax charges in fiscal year 2004 and 2003.

First South Africa Management Corp. Fantasy Sports, Inc. and Student Sports, Inc., are U.S. registered corporations and did not incur any income tax provision for 2004, 2003 and 2002.

NOTE 13.   DISCONTINUED OPERATIONS


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


         Cash received                               $   1,000
         Common stock returned                         231,000
         Liability to issue common stock relieved      492,000
                                                     ---------
            Total consideration                        724,000
         Net book value transferred                   (987,000)
                                                     ---------
         Loss on disposition                         $(263,000)
                                                     =========

In September 2001 when Student Sports was acquired, a commitment to issue up to 1,500,000 shares of Company common stock, at the lower of $3.00 per share or the market price of the stock, not to exceed $1,500,000 was entered into. The only contingency for the issuance of the shares was time. The shares were to be issued on March 31, 2004. Pursuant to EITF 97-15, the contingent consideration was recorded at the date of acquisition as a liability of $807,000, the 1,500,000 shares at 80% ($0.538 per share) of the average market value for the 20 trading days prior to closing. The remaining liability to issue shares, included as a liability in the accompanying consolidated balance sheet ($223,559) represents the obligation to issue common shares to those rights holders who did not surrender their rights.

Those rights that were not surrendered entitle the holders to receive Company common stock on March 31, 2004. The Company is currently negotiating with the remaining rights holders in an effort to reduce or eliminate the number of common shares that the Company must issue in connection with the contingent consideration in light of the poor performance of Student Sports.

In accordance with accounting principles generally accepted in the United States of America, the operating results and net assets related to Student Sports, Inc. have been included in discontinued operations in the company's consolidated statements of operations and consolidated balance sheets.

The following summarizes the operating results of Student Sports, discontinued operations:


                             Eleven Months   Nine Months
                                Ended           Ended
                                May 15,        June 30,
                                 2003            2002
                             ------------    -----------
         Revenue             $  1,285,065    $ 1,121,101
                             ============    ===========
         Operating loss      $   (736,947)   $  (824,761)
                             ============    ===========
         Loss on disposal    $   (262,754)   $         -
                             ============    ===========


                  Calculation of Loss on Sale of Student Sports

         Book value of assets transferred                        $ 1,487,245
         Cost of shares issued at acquisition                        175,220

         Liabilities transferred                                    (501,660)
         Liability to issue shares relieved, at cost                (666,814)
         Common shares returned at fair value on date of sale       (231,237)
                                                                 -----------

               Loss on disposition                               $   262,754
                                                                 ===========

NOTE 14: CASH FLOWS

Changes in operating assets and liabilities consist of the following:

                                                                        2004             2003             2002
                                                                  -----------     -----------     -----------
           Decrease (Increase) in accounts receivable             $    16,748     $     5,413     $   (25,594)
           Decrease (Increase) in inventories                         148,734         (46,483)        256,091
           Decrease (Increase) in prepaid expenses and current         83,425         (20,010)         56,812
           assets
           Increase (Decrease) in overdraft                              (567)            567
           (Decrease) increase in accounts payable                   (255,867)        222,480        (180,786)
           (Decrease) increase in accrued expenses                   (199,186)         31,294        (115,533)
           Decrease in other taxes payable                                  -               -               -
           Decrease in income taxes payable                                 -               -               -
                                                                  -----------     -----------     -----------
                                                                  $  (206,713)    $   193,261     $    (9,010)
                                                                  ===========     ===========     ===========

          Netcash  provided  used  in  discontinued
           Operations  consists  of  the following:
                Net loss of discontinued operations               $         -     $  (999,700)    $  (824,761)
                Impairment of intangible assets                             -         322,000               -
                Depreciation and amortization                               -          72,190          54,900
                Bad debts expense                                           -           3,700          16,429
                Changes in operating accounts                               -         113,481        (174,377)
                 Loss on Disposal of Fixed Assets                           -           6,502               -
                Acquisition of property plant and equipment                 -         (21,207)        (64,149)
                Short - term borrowings -net                                -          96,045          53,955
                Repayment of long term debt                                 -         (14,812)         (7,013)
                Proceeds from equipment loans                               -         322,000          51,175
               Cash (included in)  from net assets  from
                 discontinued operations                                    -               -        (109,809)
                Net loss on sale of assets                                  -         174,801               -
                                                                  -----------     -----------     -----------
                                                                  $         -     ($  247,000)    ($1,003,650)
                                                                  -----------     -----------     -----------

         Non-cash investing and financing activities:
            Conversion of Class B shares to common
            Shares                                                $       500     $         -     $         -
                                                                  ===========     ===========     ===========
            Retirement of treasury shares                         $         -     $    25,135     $    62,037
                                                                  ===========     ===========     ===========
            Financing of vehicle purchase                         $         -     $    22,800     $         -
                                                                  ===========     ===========     ===========

NOTE 15.  BUSINESS SEGMENT INFORMATION

During fiscal years 2003 had two reportable segments, which included strategic business units that offered different products and services. These business units were managed separately as Student Sports provided marketing services and Fantasy Sports provides entertainment services. As the company has changed it's focus, the Company sold Student Sports which is therefore being reported as discontinued operations. As a result, continuing operations reflects that the company operated in only one segment, consisting of fantasy sports games.


NOTE 16. STOCK OPTION PLAN

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

The Company, through June 30, 2004, has granted options to purchase 981,666 shares of common stock under the Plan, of which 145,000 options have been exercised and 50,000 options expired unexercised.

                                                   Shares            Weighted
                                                 Subject to          Average
                                                   Options        Exercise Price
                                                 Outstanding        Per Option
                                                ------------        ----------

          Balance at June 30, 2001               1,743,331            3.62

          Granted - non-plan options                50,000            0.80
          Granted - plan options                    85,002            0.42
          Expired - plan options                   (65,000)           4.71
                                                ----------
          Balance at June 30, 2002               1,813,333            3.35

          Granted - plan options                    45,000            0.16
          Expired - plan options                   (30,000)           6.00
          Terminated - non- plan options          (365,000)           2.58
                                                ----------
          Balance at June 30, 2003               1,463,333            3.39
                                                 ---------

          Granted - plan options                    60,000            1.61
          Expired - plan options                  (145,000)           0.79
          Expired - non-plan options               (35,000)           0.35
          Terminated - non- plan options          (130,000)           3.77
          Terminated - plan options                (20,000)           2.19
                                                ----------
          Balance at June 30, 2004               1,193,333            3.68
                                                 ---------


Significant option groups outstanding at June 30, 2004 and related weighted average exercise price and weighted average remaining life are as follows:

                 Options Outstanding and Exercisable
           --------------------------------------------------------------------
                                                  Weighted         Weighted
                 Range of                         Average           Average
                 Exercise                         Exercise         Remaining
                  Prices           Shares          Price        Life (in Years)
           --------------------- ----------- --------------- ------------------
             Less than $1.00       140,000        $0.46            1.95
              $1.00 to $2.19       130,000         1.28            3.67
              $3.75 to $4.88       683,333         4.32            1.16
              $5.00 to $6.00       240,000         5.02            1.47

The Company has also issued options during 2001 to an employee to acquire 4.45 shares of Fantasy common stock for $47,191 per share. These options vested immediately and had a life of three years. The fair value of this option utilizing the Black Scholes option pricing model amounted to $6,451 per share. The assumptions used in this model were as follows: risk-free interest rate 4.96%; expected life 3 years; expected volatility 0.0%; and expected dividend yield of 0.0%. This option expired during the first quarter of fiscal 2004.

NOTE 17.  WARRANTS OUTSTANDING

In consideration for the capital raising activities undertaken during 2000, the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $0.01 per share.

In accordance with the terms of an agreement entered into with Infospace, the Company undertook to issue warrants over 720,000 shares of common stock valued at $5.00 per share. Infospace was to provide services to the Leisureplanet.com subsidiary in exchange for the Company increasing its holding in Leisureplanet.com equal to the value placed on the warrants. These warrants have an exercise price of $0.01 per share. As of June 30, 2000, 480,000 of these warrants have vested and 240,000 were issued. Since the operations of Leisureplanet.com were closed and the Infospace services ceased, no further options have been issued. As of June 30, 2004, all the Infospace options have expired, unexercised.

Also during fiscal 2001, Fantasy issued warrants to acquire 4.68 shares of Fantasy common stock with an exercise price of $47,191 per share to TWI Interactive, Inc, (see Note 21).

These warrants were issued in connection with a contract to perform consulting services. Compensation recorded pursuant to that contract includes the fair value of these warrants. These warrants vest immediately and have a life of four years. The fair value of these warrants, which was determined utilizing the Back-Scholes pricing model, amounted to approximately $8,400 per share, a total of approximately $39,300. The assumptions used in this model were as follows: risk free interest rate 4.96%; expected life 4 years; expected volatility 0.0%; and expected dividend yield 0.0%.

Warrants outstanding at June 30, 2004 were as follows:

         Silverstar Holdings, Ltd.

                                            Number of    Exercise      Expiration
                      Warrant                Warrants     Price           Date                Entitlement
                      -------                --------     -----           ----                -----------
         Debenture Warrants 2001              52,189      $6.00      July 31, 2007    One share of common stock

         Capital Raising Warrants            150,000      $6.00      July 31, 2007    One share of common stock

         Infospace Warrants                  240,000      $0.01      June 30, 2004    One share of common stock

         Fantasy Sports, Inc.

                                            Number of    Exercise     Expiration
                      Warrant                Warrants     Price          Date                Entitlement
                      -------                --------     -----          ----                -----------

         TWI Interactive, Inc.                 4.68      $47,191     June 1, 2005     One share of common stock

NOTE 18.  FIRST SOUTH AFRICAN HOLDINGS ESCROW AGREEMENT

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


NOTE 19. COMMITMENTS, CONTINGENCIES AND OTHER  MATTERS

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

Management believes that its present financial resources are sufficient to meet its obligations for the ensuing twelve months. In addition to unrestricted cash of approximately $0.93 million at June 30, 2004, the Company expects to begin collecting on an outstanding note receivable due from the sale of First Lifestyle Holdings, which will provide additional resources. Additionally, the Company believes it would be able to raise debt or equity capital should the need arise.

Management believes that the actions presently being taken by the Company will achieve profitability and improve liquidity. However, there can be no assurance that management's plans will be successful or that the Company will be profitable in the future.

Leases

The Company leases office facilities and various equipment under non-cancelable operating leases expiring through January 2006. Office facility and equipment rent expense included in continuing operations for the years ended June 30, 2004, 2003 and 2002 was approximately $95,000, $137,000 and $133,000, respectively.

Approximate future minimum lease payments under non-cancelable office and equipment lease agreements are as follows:

               Year ending June 30:
                  2005                                            62,574
                  2006                                            42,073
                  2007                                            13,107
                  2008                                            13,107
                  2009                                                 -
                                                                =========
                                                                $130,861
                                                                =========

Litigation

The Company, from time to time, is involved in various litigation arising in the ordinary course of business. Based on currently available information, management believes that there are no pending claims that will have a material adverse effect on the Companies' operating results or financial position.

Employment Agreements

Silverstar Holdings Ltd.

On April 12, 2000, the Company's Board of Directors approved an Amended and Restated Employment Agreement (the "Employment Agreement") with the Chief Executive Officer (CEO), who will serve as President and Chief Financial Officer of the Company beginning as of February 1, 2000 and continuing through and until March 31, 2005. As compensation for his services, the CEO will receive an annual base salary of $300,000 (with five percent increases each year), and an annual bonus of five percent of net realized capital gains upon the sale, liquidation or distribution by the Company of any Portfolio Company (as defined in the Employment Agreement). A Portfolio Company does not include any of the South African entities previously owned by the Company. In the event of a Change in Control (as defined in the Employment Agreement), the CEO may also be entitled to a payment of five percent of any net unrealized capital gains on any Portfolio Company, which gains may, at the option of the Company, be paid in cash, stock of the Portfolio Company or any combination of the foregoing.

Fantasy Sports, Inc.

On November 30, 2000, Fantasy entered into Employment Agreement (the "Employment Agreement") with an individual to serve as the Chief Executive Officer of Fantasy beginning as of November 30, 2000 and continuing through and until November 30, 2003. As compensation for his services, the CEO received an annual base salary. In addition, the CEO received a three-year option to acquire 5% of Fantasy's outstanding shares as of November 16, 2000, at a price equal to that paid by Silverstar Holdings upon acquisition of the assets of Fantasy. A similarly priced performance-based three-year option to acquire a further 2.5% of the outstanding shares of Fantasy as of November 16, 2000 was issued to the

CEO. This performance-based option will vest on the earlier of Fantasy achieving an aggregate EBITDA of $4 million for calendar years 2001 and 2002 or an aggregate EBITDA of $9 million for calendar years 2001, 2002 and 2003. This employment agreement terminated on November 30, 2003 with no performance based compensation being realized. The agreement was not renewed. All of the options expired unexercised.

Guarantees

The Company has guaranteed certain bank facilities of one of its former industrial subsidiaries in South Africa. As per previous disclosure, in January 2004, an unrelated South African third party, entered into an agreement to acquire the former subsidiary. This agreement reduced the Company's guarantee to approximately $47,000, reducing monthly through August 31, 2004. At June 30, 2004, this guarantee stood at approximately $20,000 and was secured by like amounts of cash. The Company does not believe that it will be called upon to meet any portion of this remaining guarantee.

Other

South African Secondary Tax on Companies at 12.5 percent is payable on all dividends declared out of distributable reserves of South African companies. There were no dividends of this nature declared in 2004, 2003 or 2002.

During 2004, the Company entered into various contracts with web based and non-web based companies whereby these companies will direct their customers to the Fantasycup.com website. For those customers that register for the fantasy league through the website, the Company will pay commissions ranging from 12% to 50% of net revenues depending on the terms of each individual agreement. The term of these agreements are for one year and are renewed annually unless terminated by either party.

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

On October 7, 2002, Fantasy Sports entered into an agreement with Sports Team Analysis and Tracking Systems of Missouri, Inc. ("STATS"). This agreement subsequently modified on July 21, 2003, calls for STATS to provide hosting, programming, customer service and marketing services for Fantasy Sports. In consideration for these services, Fantasy pays STATS an amount of $20,000 per month, plus a share of net profits above $350,000 per annum. This agreement expires on December 31, 2004.

NOTE 20.  QUARTERLY INFORMATION (UNAUDITED)

                                                                         Quarters Ended
                                                -----------------------------------------------------------------
                                              September 30,  December 31,   March 31,      June 30,
                                                   2003         2003          2004           2004         Total
                                                ---------     ---------     ---------     ---------     ---------
         Revenues                              $  886,895    $  588,796    $  357,545    $  534,227    $2,367,463
         Income  from continuing operations       434,529       347,080        88,595       159,901     1,030,015
         Net income                               434,529       347,080        88,595       132,319     1,002,523
         Net  income per share - basic and
            diluted                                  0.05          0.04          0.01          0.02          0.12
         Weighted average common stock
            outstanding - basic and diluted     8,482,469     8,582,839     8,630,513     8,659,799     8,575,579

During Fiscal 2004, the Company issued 180,000 shares of Common Stock, pursuant to the Exercise of Stock Options. The price received for such option ranged from $0.16 to $1.03. Total consideration received by the Company was $126,450.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

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

Prior to the filing date of this annual report, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

ITEM 9B. Other Information

None.

PART III.

Item 10. Directors and Executive Officers

Directors and Executive Officers

Our directors and our executive officers and the executive officers of our subsidiaries, their ages and present position are as follows:

                    Name                       Age                             Positions
                    ----                       ---                             ---------
     Michael Levy......................         58         Chairman of the Board
     Clive Kabatznik...................         47         Vice Chairman of the Board, Chief Executive Officer,
                                                           President and Chief Financial Officer
     Cornelius J. Roodt................         45         Director
     Joseph Weil.......................         49         Director
     John Grippo.......................         48         Director

Michael Levy is our co-founder and has served as Chairman of our Board of Directors since our inception in 1995. Since 1987, Mr. Levy has been the Chief Executive Officer and Chairman of the Board of Arpac L.P., a Chicago-based manufacturer of plastic packaging machinery.

Clive Kabatznik is our co-founder and has served as a director and our President since inception in 1995 and as our Vice Chairman, Chief Executive Officer and Chief Financial Officer since October 1995. Mr. Kabatznik has served as President of Colonial Capital, Inc. a Miami-based investment banking company that specializes in advising middle market companies in areas concerning mergers, acquisitions, private and public agency funding and debt placements.

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

Joseph Weil has served as a member of our Board of Directors since 2002 and has served as the President and Chief Executive Officer of Joseph Weil & Sons, Inc. since 1985. Joseph Weil & Sons is an independent wholesale distributor of paper products, packaging supplies and equipment, sanitary products, janitorial supplies and equipment, as well as food service products and office equipment. He also serves as an active member of many business associations including Afflink Worldwide Trade Group, which he serves as Chairman of the Board of Directors. Since 1996, he has also served as an Executive Board Member of the Greater Illinois chapter of the National Multiple Sclerosis Society.

John Grippo, has served as a member of our Board of Directors since 2004 and has been the president of his own financial management practice, John Grippo, Inc. since 2000. His firm provides services as Chief Financial Officer to small to mid-sized public and private companies and also provides other related accounting and consulting services. Prior to that, Mr. Grippo served as for ten years as a Chief Financial Officer to companies in the housewares, electric vehicles and financial services industries. He worked for five years as an auditor with Arthur Andersen, LLP, followed by seven years in various accounting positions in the financial services industry. He is a member of the New York Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

All of our directors hold office until their respective successors are elected, or until death, resignation or removal. Officers hold office until the meeting of the Board of Directors following each Annual Meeting of Stockholders and until their successors have been chosen and qualified.

Audit Committee of the Board of Directors

Our Board of Directors has a separate audit committee,. The audit committee is composed of Michael Levy, John Grippo and Cornelius J. Roodt, each of whom are independent directors as defined in Rule 10A-3 of the Securities Exchange Act of 1934. The Board of Directors has determined that Mr. Roodt meets the standards of an audit committee "financial expert" as defined by the Sarbanes Oxley Act of 2002.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission and furnish copies of those reports to us. Based solely on a review of the copies of the reports furnished to us to date, or written representations that no reports were required, we believe that all reports required to be filed by such persons with respect to our fiscal year ended June 30, 2004 were timely made.

Code of Ethics

The Company's Board of Directors adopted a Code of Ethics which applies to all of the Company's directors, executive officers and employees. A copy of the Code of Ethics is available upon request to the Company's counsel at Jenkens & Gilchrist Parker Chapin, LLP, Chrysler Building, 405 Lexington Avenue, 9th Floor, New York, NY 10174.

Item 11.      Executive Compensation

The following summary compensation table sets forth the aggregate compensation we paid or accrued to our Chief Executive Officer during the fiscal years ended June 30, 2002, June 30, 2003 and June 30, 2004. Apart from our Chief Executive Officer, whose annual salary is $315,000, none of our executive officers of any of our subsidiaries received compensation in excess of $100,000 during the fiscal year ended June 30, 2004.

                           Summary Compensation Table

--------------------------------------------------------------------------------------------------------------------------
                                            Annual Compensation                                 Long Term Compensation
                                           --------------------                           --------------------------------
Name and                     Fiscal        Salary         Bonus         Other Annual       Restricted       Securities
Principal Position           Year                                       Compensation      Stock Awards      Underlying
                             Ended                                                                         Stock Options
                            June 30,
-----------------------------------------------------  -------------------------------------------------  ----------------
                                              $             $
Clive Kabatznik,              2004           315,000          0                ---              ---            5,000
President and Chief           2003           315,000          0                ---              ---            5,000
Executive Officer             2002           315,000          0                ---              ---            5,000

The options granted to Mr. Kabatznik during fiscal year ended June 30, 2004 represent:

         o ... an option granted under our 1995 Stock Option Plan to purchase 5,000 shares of our common stock, which is currently exercisable at an exercise price of $1.61 per share;


The options granted to Mr. Kabatznik during fiscal year ended June 30, 2003 represent:

         o ... an option granted under our 1995 Stock Option Plan to purchase 5,000 shares of our common stock, which is currently exercisable at an exercise price of $0.16 per share;


The options granted to Mr. Kabatznik during fiscal year ended June 30, 2002 represent:

         o ... an option granted under our 1995 Stock Option Plan to purchase 5,000 shares of our common stock, which is currently exercisable at an exercise price of $0.42 per share;

Options Granted in Fiscal 2004

         The following table sets forth the details of options to purchase common stock we granted to our executive officers during fiscal year ended June 30, 2004, including the potential realized value over the 5 year term of the option based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock. Each option is immediately exercisable.

                                                     Options Granted
                                                     ---------------
                                                                                                   Potential Realizable
                              Number of      Percent of Total       Per       Expiration Date     Value at Assumed Annual
Name                         Securities             to             Share                             Rate of Stock Price
                             Underlying        Employees in       Exercise                             Appreciation
                               Options         Fiscal Year         Price                             For Option Term
---------------------------------------------------------------------------------------------------------------------------
                                                                                                       5%            10%
                                                                                                       --            ---
Clive Kabatznik                     5,000                 100%        $1.61    December 18,         $10,250         $13,000
                                                                                   2008

Aggregated  Option  Exercises  In Last  Fiscal Year And Fiscal  Year-End  Option
Values

         During the fiscal year ended June 30, 2004 no options were exercised by our executive officers. The following table sets forth the number of shares of our common stock underlying unexercised stock options granted by us to our executive officers and the value of those options at June 30, 2004. The value of each option is based on the positive difference, if any, of the closing bid price for our common stock on the Nasdaq National Market on June 30, 2004 or $0.72, over the exercise price of the option.

                                  Number of Securities Underlying       Value of Unexercised In the Money
                                      Unexercised Options at               Options at Fiscal Year-End
                                          Fiscal Year-End
                                ------------------------------------  --------------------------------------
Name of Executive Officer         Exercisable       Unexercisable       Exercisable       Unexercisable
------------------------------- ----------------- ------------------  ---------------- ---------------------
Clive Kabatznik                      475,000                  -            $3,600           $-

Director Compensation

Except for Mr. Levy, our directors do not receive fixed compensation for their services as directors other than options to purchase 10,000 shares of our common stock granted to each non-employee director and options to purchase 5,000 shares of our common stock granted to each director who is an employee, in each case under our 1995 Stock Option Plan. Mr. Levy receives an annual consulting fee of $60,000 and options to purchase 10,000 shares of our common stock per year, solely in connection with his service as a member of our Board of Directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties.

Employment Agreements

On April 12, 2000, the Company's Board of Directors approved an Amended and Restated Employment Agreement with Clive Kabatznik (the "Employment Agreement"). Pursuant to the Employment Agreement, Mr. Kabatznik will serve as the Chief Executive Officer, President and Chief Financial Officer of the Company beginning as of April 1, 2000 and continuing through and until March 31, 2005. As compensation for his services, Mr. Kabatznik will receive an annual base salary of $300,000 (with five percent increases each year), and an annual bonus of five percent of net realized capital gains upon the sale, liquidation or distribution by the Company of any Portfolio Company (as defined in the Employment Agreement). A Portfolio Company does not include any of the South African entities currently owned by the Company. In the event of a Change in Control (as defined in the Employment Agreement), Mr. Kabatznik may also be entitled to a payment of five percent of any net unrealized capital gains on any Portfolio Company, which gains may, at the option of the Company, be paid in cash, stock of the Portfolio Company or any combination of the foregoing.

On November 30, 2000, Fantasy Sports Inc. entered into Employment Agreement with Gregory S. Liegey (the "Employment Agreement"). Pursuant to the Employment Agreement, Mr. Liegey served as the Chief Executive Officer, of Fantasy Sports Inc. beginning as of November 30, 2000 and continuing through and until November 30, 2003. This agreement was not renewed upon its termination.

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

Through September 28, 2004, we have granted options to purchase 310,000 shares of our common stock under our 1995 Stock Option Plan, 150,000 of which have been exercised.

Non-Plan Stock Options

We have granted non-plan stock options to purchase 575,000 shares of our common stock at a weighted exercise price of $4.40 per share and 433,333 options at a weighted exercise price of $4.10 per share which expired unexercised in August 2004.

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

                                      Amount and Nature of Beneficial
                                                 Ownership (1)
                                       --------------------------------            Percentage      Percentage of
         Name and Address of            Common Stock       Class B                      of            Voting
         Beneficial Shareholder                            Common                  Ownership          Power
                                                          Stock (2)                   (1)(3)           (1)(3)
         ----------------------------- --------------- ----------------- ------ -- ------------- -------------------
         Michael Levy                     96,000(4)       686,025(5)                   9.0%            28.9%
         9511 West River Street
         Schiller Park, IL 60176

         Clive Kabatznik                 654,400(6)        190,000                     9.7%            13.2%
         6100 Glades Road
         Suite 305
         Boca Raton, FL 33434

         Cornelius J. Roodt              115,000(7)           0                        1.3%             0.9%
         P.O. Box 4001
         Kempton Park
         South Africa

         American Stock Transfer         88,907(8)        95,888(8)                    2.1%             4.7%
            & Trust Company

                                      Amount and Nature of Beneficial
                                                 Ownership (1)
                                       --------------------------------            Percentage      Percentage of
         Name and Address of            Common Stock       Class B                      of            Voting
         Beneficial Shareholder                            Common                  Ownership          Power
                                                          Stock (2)                   (1)(3)           (1)(3)
         ----------------------------- --------------- ----------------- ------ -- ------------- -------------------
         6201 15th Avenue
         Brooklyn, New York 11219

         Joseph Weil                     10,000(9)            0                         *                *
         6100 Glades Road
         Suite 305
         Boca Raton, Florida 33434

         John Grippo                     25,000(10)           0                         *                *
         6100 Glades Road
         Suite 305
         Boca Raton, Florida 33434

         All executive officers and     989,307(11)        876,025                    21.4%            44.0%
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

(4) Includes 50,000 shares of our common stock issuable upon exercise of options that are immediately exercisable.

(5) Includes (i) 590,137 shares of our Class B common stock and (ii) 95,888 shares of our Class B common stock issued to the American Stock Transfer & Trust Company pursuant to the terms of an escrow agreement, which shares correspond to a like number of shares of First South African Holdings (Pty.) Ltd. Class B stock. American Stock Transfer & Trust Company has granted to Mr. Levy a proxy to vote each of such shares of our Class B common stock.

(6) Includes 475,000 shares of our common stock issuable upon exercise of options that are immediately exercisable.

(7) Includes 115,000 shares of our common stock issuable upon exercise of options that are immediately exercisable.

(8) Based solely upon information contained in a Schedule 13G, Amendment No. 1, dated 12/31/99 filed with the Securities and Exchange Commission. All shares are held as escrow agent pursuant to various escrow agreements. American Stock Transfer & Trust Company holds a proxy to vote the shares of common stock. Michael Levy holds a proxy to vote the shares of Class B Common Stock.

(9) Includes 10,000 shares of our common stock issuable upon the exercise of options that are immediately exercisable.

(10) Includes 25,000 shares issuable upon exercise of options that are immediately exercisable.

(11) Includes 675,000 shares issuable upon exercise of options that are immediately exercisable.


Equity Compensation Plan Information

The following table contains a summary of the number of shares of Common Stock of the Company to be issued upon the exercise of options, warrants and rights outstanding at June 30, 2004, the weighted average exercise price of those outstanding options, warrants and rights, and the number of additional shares of Common Stock remaining available for future issuance under the plans as at June 30, 2004.

                      Equity Compensation Plan Information

------------------------------- ---------------------------- ---------------------------- ----------------------------
Plan Category                   Number of securities to be   Weighted average exercise    Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options,         options, warrants and        further issuance
                                warrants and rights          rights
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans
approved by shareholders*                 310,000                       $1.32                       390,000
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plan not              575,000                       $4.40                         NA
approved by shareholders**
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plan not              433,333***                    $4.10                         NA
approved by shareholders**
------------------------------- ---------------------------- ---------------------------- ----------------------------

*    See Description Note 16 to the Financial Statements
**   These options were granted pursuant to various employment agreements
***  These Options expired Unexercised on August 16th, 2004

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Principal  Accountant Fees and Services

         Audit Fees

         Audit fees billed to the Company by Rachlin Cohen & Holtz LLP for its audit of the Company's financial statements and for its review of the financial statements included in the Company's Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission for 2004 and 2003 totaled $44,061 and $67,832, respectively.

         Tax Fees

         Tax fees billed to the Company by Rachlin Cohen & Holtz LLP for its tax returns for the fiscal year 2004 and 2003 were $0, and $ 4,000, respectively.

         Other Fees

         No other fees were billed to the Company by Rachlin Cohen & Holtz LLP for all other non-audit or tax services rendered to the Company for the fiscal year 2004 and 2003, respectively.

         Audit Committee Pre-Approval Policies

         The Audit Committee has adopted a procedure under which all fees charged by Rachlin Cohen & Holtz LLP must be pre-approved by the Audit Committee, subject to certain permitted statutory de minimus exceptions.

                                     Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     EXHIBIT INDEX



  Exhibit Number       Description

         3.1      Memorandum of Association of the Registrant(2)
         3.2      Bye-Laws of the Registrant(2)
         4.3 Indenture dated April 25, 1997 between the Registrant and American Stock Transfer & Trust Company(1)
         4.6      Stock Option Agreement(3)
         10.2     Form of FSAH Escrow Agreement(2)
         10.3 Form of First Amended and Restated Employment Agreement of Clive Kabatznik(2)
         10.4     Form of FSAM Management Agreement(2)
         10.5     Form of Consulting Agreement with Michael Levy(2)
         10.6     1995 Stock Option Plan(2)
         10.7 Asset purchase agreement by and among First South Africa Holdings PTY Ltd. and minority shareholders of First Lifestyle Holdings, Ltd., Ethos Private Equity, Cornelius Roodt and certain other purchasers and the Company, dated as of September 24, 2000(4)
         10.8 Fantasy Sports Asset Acquisition Agreement dated as of November 17, 2000(5)
         10.9 Agreement between Sports Team Analysis and Tracking Systems of Missouri, Inc. and Fantasy Sports Enterprises dated October 7, 2002(6)
         10.10 Amendment to Agreement dated July 21, 2003 between Fantasy Sports Enterprises, Inc. and Sports Team Analysis and Tracking Systems of Missouri, Inc.(6)
         21.1     Subsidiaries of the Registrant(6)
         23.1     Consent of Rachlin Cohen and Holtz(6)
         31.1 Certificate Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(6)
         32.1 Certification Pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)
----------
(1) Incorporated by reference is the Registrant's Current Report on Form 8-K, Exhibit 4.1 (filed on September 10, 1997).
(2) Incorporated by reference is the Registrant's Registration Statement on Form S-1 (No. 33-99180) (filed on November 9, 1995), as amended on Form S-1/A No. 1, Form S-1/A No. 2, Form S-1/A No. 3 (filed on December 27, 1995, January 16, 1996 and January 24, 1996, respectively) and Form 10-Q for the fiscal quarter ended March 31, 2000.
(3) Incorporated by reference is the Registrant's Registration Statement on Form S-1 (No. 333-33561) (filed on August 13, 1997), as amended on Form S-1/A No. 1, Form S-1/A No. 2 and For S-1/A No. 3 (filed on December 9, 1997 , January 22, 1998 and February 11, 1998, respectively).
(4) Incorporated by reference to the Company's current report on Form 8-K filed with the Commission on October 12, 2000.
(5) Incorporated by reference to the Company's current report on Form 8-K filed with the Commission on December 1, 2000.
(6)      Filed herewith.

         1.  Financial Statements

         The following financial statements are included as required to be filed by Item 8:

Silverstar Holdings, Ltd.

         Report of independent Certified Public Accountant
         Consolidated Balance Sheets at June 30, 2004 and 2003
         Consolidated Statements of Operations for the years ended June 30, 2004, 2003 and 2002
         Consolidated Statements of Cash Flows for the years ended June 30, 2004, 2003 and 2002
         Consolidated Statement of Consolidated statements of stockholders' equity and Comprehensive loss for the years ended June 30, 2002, 2003 and 2004
         Notes to the Consolidated Financial Statements for the years ended June 30, 2004, 2003, and 2002

         2.  Financial Statement Schedules:

         All schedules have been omitted since the required information is included in the consolidated financial statements or notes thereto.

(b)     Reports on Form 8-K

        None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boca Raton, State of Florida, on the 28th day of September, 2004.

                                     SILVERSTAR HOLDINGS, LTD.


                                     BY:/s/ Clive Kabatznik
                                        ----------------------------------------
                                        Clive Kabatznik
                                        President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature                          Title                                        Date

/s/ Michael Levy                   Chairman of the Board of Directors           September 28, 2004
------------------------------
Michael Levy


/s/ Clive Kabatznik                President, Vice Chairman, Chief              September 28, 2004
------------------------------     Executive Officer, Chief
Clive Kabatznik                    Financial Officer, Director and
                                   Controller


/s/ Cornelius Roodt                Director                                     September 28, 2004
------------------------------
Cornelius Roodt


/s/ Joseph Weil                    Director                                     September 28, 2004
------------------------------
Joseph Weil


/s/ John Grippo                    Director                                     September 28, 2004
------------------------------
John Grippo

                                  EXHIBIT INDEX


  EXHIBIT NUMBER      DESCRIPTION
  --------------      -----------

         3.1          Memorandum of Association of the Registrant(2)
         3.2          Bye-Laws of the Registrant(2)
         4.3 Indenture dated April 25, 1997 between the Registrant and American Stock Transfer & Trust Company(1)
         4.6          Stock Option Agreement(3)
         10.2         Form of FSAH Escrow Agreement(2)
         10.3         Form of First Amended and Restated Employment Agreement
                      of Clive Kabatznik(2)
         10.4         Form of FSAM Management Agreement(2)
         10.5         Form of Consulting Agreement with Michael Levy(2)
         10.6         1995 Stock Option Plan(2)
         10.7 Asset purchase agreement by and among First South Africa Holdings PTY Ltd. and minority shareholders of First Lifestyle Holdings, Ltd., Ethos Private Equity, Cornelius Roodt and certain other purchasers and the Company, dated as of September 24, 2000(4)
         10.8 Fantasy Sports Asset Acquisition Agreement dated as of November 17, 2000(5)
         10.9 Agreement between Sports Team Analysis and Tracking Systems of Missouri, Inc. and Fantasy Sports Enterprises dated October 7, 2002(6)
         10.10 Amendment to Agreement dated July 21, 2003 between Fantasy Sports Enterprises, Inc. and Sports Team Analysis and Tracking Systems of Missouri, Inc.(6)
         21.1         Subsidiaries of the Registrant(6)
         23.1         Consent of Rachlin Cohen and Holtz(6)
         31.1 Certificate Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(6)
         32.1 Certification Pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)
---------------
(1) Incorporated by reference is the Registrant's Current Report on Form 8-K, Exhibit 4.1 (filed on September 10, 1997).
(2) Incorporated by reference is the Registrant's Registration Statement on Form S-1 (No. 33-99180) (filed on November 9, 1995), as amended on Form S-1/A No. 1, Form S-1/A No. 2, Form S-1/A No. 3 (filed on December 27, 1995, January 16, 1996 and January 24, 1996, respectively) and Form 10-Q for the fiscal quarter ended March 31, 2000.
(3) Incorporated by reference is the Registrant's Registration Statement on Form S-1 (No. 333-33561) (filed on August 13, 1997), as amended on Form S-1/A No. 1, Form S-1/A No. 2 and For S-1/A No. 3 (filed on December 9, 1997 , January 22, 1998 and February 11, 1998, respectively).
(4) Incorporated by reference to the Company's current report on Form 8-K filed with the Commission on October 12, 2000.
(5) Incorporated by reference to the Company's current report on Form 8-K filed with the Commission on December 1, 2000.
(6)      Filed herewith.