Form 10-Q
period 2004-09-30
SILVERSTAR HOLDINGS LTD
filed 2004-11-15
CIK 1003390

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
      subject to such filing requirements for the past 90 days. Yes  X   No
                                                                    ---     ---

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
       Yes                No     X
           --------          ---------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                                     ---    ---

APPLICABLE ONLY TO CORPORATE ISSUERS:


      The number of shares of common stock outstanding as of November 15, 2004 was 8,688,372.

PART I - FINANCIAL INFORMATION

Item 1 Condensed Consolidated Balance Sheets at September 30, 2004 (Unaudited) and June 30, 2004

                  Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2004 and 2003

                  Condensed Consolidated Statements of Cash Flows (Unaudited) for three months ended September 30, 2004 and 2003

                  Notes to the Condensed Consolidated Financial Statements (Unaudited)

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3            Quantitative and Qualitative Disclosures About Market Risk

Item 4            Controls and Procedures

PART II - OTHER INFORMATION

Item 6            Exhibits

SIGNATURES

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         September 30,        June  30,
                                         ASSETS                                               2004               2004
                                                                                          ------------       ------------
Current Assets:
    Cash and cash equivalents, includes restricted cash of
               $332,193 and $321,096 respectively (see Note 7)                            $  1,087,496       $  1,235,310
    Accounts receivable, net                                                                       570              1,068
    Inventories                                                                                 12,860             19,379
    Current portion of long-term notes receivable                                              120,642            138,704
    Prepaid expenses and other current assets                                                  186,599             36,717
                                                                                          ------------       ------------
       Total Current Assets                                                                  1,408,167          1,431,178
                                                                                          ------------       ------------
Property, Plant and Equipment, net                                                              45,509             49,856
Investments in Non-Marketable Securities                                                       843,566            843,566
Long-Term Notes Receivable                                                                   7,884,908          7,977,549
Goodwill, net                                                                                2,947,824          2,947,824
Intangible Assets, net                                                                          12,000             12,500
Deferred Charges and Other Assets                                                                2,985              2,985
                                                                                          ------------       ------------

      Total Assets                                                                        $ 13,144,959       $ 13,265,458
                                                                                          ============       ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Lines of credit                                                                       $    332,193       $    305,160
    Current portion of long-term debt                                                           20,004             24,883
    Accounts payable                                                                           212,918            226,830
    Accrued expenses                                                                           347,550            359,022
    Deferred revenue                                                                           442,575            693,264
                                                                                          ------------       ------------

      Total Current Liabilities                                                              1,355,240          1,609,159
Long-Term Debt                                                                                   9,170             10,633
Obligation to issue common stock                                                               223,559            223,559
                                                                                          ------------       ------------

      Total Liabilities                                                                      1,587,969          1,843,351
                                                                                          ------------       ------------
Commitments, Contingencies and Other Matters                                                         -                  -

Stockholders' Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued and outstanding                                                                -                  -
Common stock, Class A, $0.01 par value, 23,000,000 shares authorized; 7,798,924 and
     7,798,924 shares issued and outstanding, respectively                                      77,989             77,989
Common stock, Class B, $0.01 par value; 2,000,000 shares authorized; 896,589 and
     896,589 shares issued and outstanding, respectively                                         8,966              8,966
Common stock, FSAH Class B $0.001 par value; 10,000,000 shares authorized; 2,671,087
     and 2,671,087 shares issued and outstanding, respectively                                     600                600
Additional paid-in capital                                                                  63,914,157         63,904,557
Accumulated deficit                                                                        (52,444,722)       (52,570,005)
                                                                                          ------------       ------------
Total Stockholders' Equity                                                                  11,556,990         11,422,107
                                                                                          ------------       ------------
Total Liabilities and Stockholders' Equity                                                $ 13,144,959       $ 13,265,458
                                                                                          ============       ============

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               Three Months Ended September 30,
                                                -----------------------------
                                                    2004              2003
                                                -----------       -----------

Revenues                                        $   610,335       $   886,895

Operating expenses:
     Cost of sales                                  280,820           477,535
     Selling, general and administrative            287,244           463,996
     Amortization of intangible assets                  500            16,750
     Depreciation                                     4,274            11,514
                                                -----------       -----------
                                                    572,838           969,795
                                                -----------       -----------
         Operating income (loss)                     37,497           (82,900)

Other income                                        165,155             1,237
Foreign currency gains (losses)                    (229,213)          344,851
Interest income                                     157,404           178,382
Interest expense                                     (5,560)           (7,041)
                                                -----------       -----------

Income before income taxes                          125,283           434,529

Provision for income taxes                               --                --
                                                -----------       -----------

Net income                                      $   125,283       $   434,529
                                                ===========       ===========

Income per share
     Basic                                            $0.01             $0.05
                                                ===========       ===========
     Diluted                                          $0.01             $0.05
                                                ===========       ===========

Weighted average common stock outstanding:
     Basic                                        8,695,513         8,482,469
                                                ===========       ===========
     Diluted                                      8,754,270         9,293,770
                                                ===========       ===========

See notes to condensed consolidated financial statements.

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                          Three Months Ended September 30,
                                                           -----------------------------
                                                               2004              2003
                                                           -----------       -----------
Cash flow from operating activities:
     Net income from operations                            $   125,283       $   434,529
Adjustments to reconcile net income to net cash
     used in operating activities:
         Depreciation and amortization                           4,774            28,104
         Warrants issued for services                            9,600                 -
         Foreign currency gains (losses)                       (82,560)         (338,894)
         Non-cash interest income on notes receivable          154,803          (172,905)
         Changes in operating assets and liabilities          (418,938)         (284,417)
                                                           -----------       -----------
Net cash used in operating activities                         (207,038)         (333,583)

Cash flows from investing activities:
       Decrease in long-term notes receivable                   38,533            98,156
                                                           -----------       -----------
Net cash provided by investing activities                       38,533            98,156
                                                           -----------       -----------

Cash flows from financing activities:
     Short term borrowings, net                                 27,033           136,545
     Repayment of long term debt                                (6,342)           (6,871)
     Issuance of Stock                                               -            12,100
                                                           -----------       -----------
Net cash provided by financing activities                       20,691           141,774
                                                           -----------       -----------

Net decrease in cash and cash equivalents                     (147,814)          (93,653)
Cash and cash equivalents, beginning of period               1,235,310         1,617,629
                                                           -----------       -----------
Cash and cash equivalents, end of period                   $ 1,087,496       $ 1,523,976
                                                           ===========       ===========

Supplemental cash flow information:
Cash paid for interest                                     $     5,560       $     7,041
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

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of September 30, 2004 and the results of operations and cash flows for the interim periods of the fiscal year ending June 30, 2005 ("fiscal 2005") and the fiscal year ended June 30, 2004 ("fiscal 2004") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2004. Certain amounts in the fiscal 2004 financial statements have been reclassified to conform to the fiscal 2005 presentation.


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

                                                           Three Months ended September 30,
                                                              ------------------------
                                                                 2004           2003
                                                              ---------      ---------
         Income as reported                                   $ 125,283      $ 434,529
         Less: Compensation expense for options
              Awards determined by the fair-value -based
              Method                                                  -         (2,392)
                                                              ---------      ---------

         Proforma net income                                  $ 125,283      $ 432,137
                                                              =========      =========

         Basic:
              As reported                                         $0.01          $0.05
              Pro forma                                           $0.01          $0.05

         Assuming Full dilution:
              As reported                                         $0.01          $0.05
              Pro forma                                           $0.01          $0.05

In July 2004, 180,000 warrants to purchase one share of Class A common stock at $0.81 per share were granted to a consultant for services to be rendered. These warrants were valued at $115,210 using a Black-Scholes pricing model with the following assumptions: expected volatility of 142%; a risk-free interest rate of 3.19% and an expected life of three years. These warrants vest ratably over the three-year period of the agreement. An expense has been recognized for the fair value of these warrants granted to such non-employees in the amounts of $9,600 for the first quarter of fiscal year 2005.

In October 2004, the FASB concluded that Statement 123R, " Share-Based Payment," which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The proposed standard would require companies to expense the fair value of all stock options that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. The Company does not intend to adopt a fair value based method of accounting for stock based employee compensation until a final standard is issued by the FASB that requires this accounting.

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

In assessing the fair value of our investment in Magnolia, we monitor their progress through monthly board meetings and additional formal and informal communications. Magnolia, since inception, has set technical goals and timelines, which were invariably met or surpassed. Furthermore, the company excelled in hiring high level technical staff with advanced degrees and experience in management of corporations such as Lucent, Quallcom, Bell Labs, Motorola, and Anadigics. The willingness of highly qualified individuals to leave established corporations for a start-up opportunity provided validation for our belief in Magnolia's potential. This promise was further validated by the significant investments made by leading venture capital funds in April 2002, July 2003 and September 2004, and by positive responses from potential customers, most notably SK Telecom and Sprint PCS.

Based on Magnolia's achievements, some of which are summarized above, the Company concluded that these positive accomplishments support the variables considered in developing the valuations for the private placement transactions which the Company used as a basis for concluding that its investment in Magnolia was not reflected at a value in excess of fair value on its financial statements.

The Company's ongoing monitoring and evaluation described above continues. Over the next twelve months, among other goals, Magnolia anticipates commercial production of its first two Chipset products, Furthermore, it plans to have successfully completed pre-production of commercial design handsets with a number of handset manufacturers. Commercial relationships with a handset manufacturers are also anticipated over the next twelve months. The Company will continue to monitor Magnolias' progress and will evaluate the carrying value of its investment based upon these milestones being met.

4.    INTANGIBLE ASSETS

The components of amortizable intangible assets as of September 30, 2004 and June30, 2004 are as follows:

                            Cost as of              Accumulated Amortization
                    September 30, 2004        September 30,          June 30,
                     and June 30, 2004                2004              2004
                     -----------------            --------         ---------
Customer Lists                $215,000            $202,500         $ 202,000
                              --------            --------          --------

                              $215,000            $202,500          $202,000
                              ========            ========          ========

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually.

Amortization expense for intangible assets for the first three months of fiscal 2005 was $500. Estimated amortization expense for the rest of fiscal 2005 and for the succeeding four fiscal years after that is as follows:

         2005           2,000
         2006           2,000
         2007           2,000
         2008           2,000
         2009           2,000

The balance in goodwill is as follows:

                                                     Internet
                                                      Fantasy
                                                       Sports
                                                        Games
                                                   ----------
Balance at September 30, 2004 and June 30, 2004    $2,947,824
                                                   ==========

5.    CASH FLOWS

The changes in operating assets and liabilities consist of the following:

                                                                   Three Months Ended September 30,
                                                                      -------------------------
                                                                         2004            2003
                                                                      ---------       ---------
(Increase) decrease in accounts receivable                            $     498       $  (8,268)
Decrease in inventories                                                   6,519          47,721
Increase (decrease) in prepaid expenses and other current assets       (149,882)         21,975
Increase (decrease) in accounts payable                                 (13,912)         49,166
Decrease in other provisions and accruals                              (262,161)       (395,011)
                                                                      ---------       ---------
                                                                      $(418,938)      $(284,417)
                                                                      =========       =========

6.    BUSINESS SEGMENTS

Through June 2003 the Company had two reportable segments, which included strategic business units that offered different products and services. These business units were managed separately as Student Sports provided marketing services and Fantasy Sports provides entertainment services. As the company has changed its focus, the Company sold Student Sports in June, 2003, and reported it as discontinued operations in our Annual Report as of June 30, 2003 on Form 10K. As a result, as of September 30, 2003, the company operates in only one segment, consisting of fantasy sports games.

7.    DEBT

LINES OF CREDIT
In June 2002, Fantasy Sports obtained a secured line of credit facility for borrowings up to $1.0 million, which is fully secured against cash balances held in the Company's account. This facility is due on demand and has an interest rate of 3.25%. The balance outstanding under this line of credit at September 30, 2004, was $332,193.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Background and History
We were founded in September 1995 as a Bermuda corporation to pursue opportunities in South Africa as an emerging market. At that time, our business plan was to acquire, own and operate seasoned, closely held companies in South Africa with annual sales in the range of approximately $5 million to $50 million. In 1999, we shifted our focus to the Internet, technology and e-commerce sectors, and away from South Africa, by acquiring a majority stake in Leisureplanet.com, an Internet travel services company. In connection with the shift in our business plan, we changed our name to Leisureplanet Holdings, Ltd. In 2000, we disposed of our operations in South Africa, closed Leisureplanet.com and acquired 100% of Fantasy Sports, Inc. In 2001, we acquired 100% of Student Sports, Inc, which we sold in 2003. This was the only operating subsidiary in our marketing services segment. As a result of these changes and developments, we have reestablished our investment criteria. Currently, our strategy focuses on:

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

Quarter ended September 30, 2004 as compared to quarter ended September 30, 2003

Revenues
Revenues were $610,000 in the first quarter of fiscal 2005 as compared to $887,000 in the same period in the prior year for total decrease of $277,000. Part of this decrease is the result of the company's decision to close its unprofitable merchandise and apparel division during the quarter ended December 31, 2003. Sales for this division for the quarter ended September 30, 2003 totaled $125,000. The company also chose for strategic reasons not to offer three games during the quarter ended September 30, 2004 which were offered during the quarter ending September 30, 2003. Revenues from these games for the quarter ended September 30, 2003 totaled $56,000. Due to changes in the Nextel Cup Schedule the company recognized revenue from twelve Nextel Cup races during the quarter ended September 30, 2004, while in 2003 revenue was recognized from thirteen races.

Cost of Sales
Cost of sales were $281,000, or 46.1% in the first quarter fiscal 2005, as compared to $478,000 or 53.9%, in the same period of the prior year. The decrease is primarily a result of reduction of merchandise cost of sales and decreases in payroll expenses related to the operation of our online games.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter ended September 30, 2004 were $287,000 a decrease of approximately $177,000 over the same period in the prior year. Significant reductions in management payroll and benefits substantially contributed to the overall decrease.

Amortization and Depreciation
Amortization of intangible assets decreased $16,000 in the first fiscal quarter of fiscal 2005 as a result of one of two customer lists becoming fully amortized at September 30, 2004. Depreciation expense was approximately $4,000 in the quarter ended September 30, 2004 a decrease of approximately $7,000 to the comparative prior period.

Other Income
Other income for the 3 months ended September 30, 2004 includes approximately $164,000 relating to a one-time recovery from a bankruptcy proceeding.

Foreign Currency Gains and Losses
Foreign currency gains or losses are related to the assets remaining from the sale of discontinued South African operations. The foreign currency loss during the first quarter of fiscal 2005 was $229,000 as compared to a $345,000 gain in the first quarter of fiscal 2004. These gains and losses are a result of the fluctuations of the South African Rand against the US dollar. During the quarter ended September 30, 2004, the Rand depreciated approximately 3% against the US dollar, while it appreciated approximately 5% in the corresponding period last year. These foreign currency gains are non cash items until converted into US dollars, when any accumulated gains or losses will be converted into cash.

Interest Income
Interest income of $157,000 was recorded during the first quarter of fiscal 2005, as compared to interest income of $178,000 during the first quarter of fiscal 2004. The decrease in interest income in fiscal 2005 was primarily the result of the depreciation of the South African Rand against the US dollar.

Provision for Income Taxes
The Company is registered in Bermuda, where no tax laws are applicable. Three of the Company's subsidiaries are subject to US income taxes. Prior to this date, they have incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

Net Income (loss)
The Company recognized net income of $125,000 during the first quarter of fiscal 2005 as compared to $435,000 during the corresponding period last year. The reduction in income over the prior year is primarily the result of fluctuations in the exchange rate of the South African Rand against the US dollar which resulted in losses of $229,000 during the first fiscal quarter of 2005 as compared to gains of $345,000 during the first fiscal quarter of 2004. Operating income increased $120,000 from a loss of $83,000 for the quarter ended September 30, 2003 to a gain of $37,000 for the quarter ended September 30, 2004. The improvement in operating income was primarily caused by decreases in cost of sales and selling, general, and administrative expenses at Fantasy Sports.

Financial Condition, Liquidity and Capital Resources
Cash decreased by $148,000 from $1,235,000 at June 30, 2004 to $1,087,000 at
September 30, 2004. The decrease in cash is a result of the payment of operating expenses of the company in excess of revenues collected. Remaining cash is being held for working capital purposes and to fund potential investments.

Working capital increased $231,000 from a deficit of $178,000 at June 30, 2004 to $53,000 at September 30, 2004. This increase is primarily the result of the seasonal decrease in deferred revenue.

At September 30, 2004, the Company had borrowings of $361,000 which consisted of $332,000 of advances against lines of credit secured by like amounts of cash and $29,000 of equipment and vehicle loans.

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

Critical Accounting Policies
The following is a discussion of the accounting policies that the Company believes are critical to its operations:

Revenues
Revenues generated by Fantasy Sports are seasonal from mid-February to the end of November. Fantasy Sports collects its revenue at the beginning and mid-point of the season and recognizes this deferred revenue pro rata over the season.

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

Interest rate risk
At September 30, 2004, the Company's cash resources earn interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. Any decrease in interest rates will have a negative effect on the Company's earnings. Using the September 30, 2004 balances and rates, it is estimated that a 1/2 of 1% increase in interest rates would increase interest expense by approximately $1,807. There is no assurance that interest rates will increase or decrease over the next fiscal year. The Company believes that any movement of interest rates as they relate to outstanding debt would be immaterial to the financial results of the Company.

Foreign currency risk
Certain of the Company's cash balances and the remaining proceeds from the sale of its South African subsidiaries are denominated in South African Rand. This exposes the Company to market risk with respect to fluctuations in the relative value of the South African Rand against the US Dollar. Due to the prohibitive cost of hedging these proceeds, the exposure has not been covered as yet. Should more favorable conditions arise, a suitable Rand hedge may be considered by management. For every 1% fluctuation in the Rand/US Dollar exchange rate, at quarter-end exchange rates, the Company could realize a gain or suffer a loss of approximately $80,500 based on the value of its assets retained in South Africa. At September 30, 2004, the Company had assets denominated in South African Rand of 51.96 million.

The following is information concerning assets denominated in South African Rand and the foreign currency gains and losses recognized during the three months ended September 30, 2004.

                                                      Foreign Currency
                                                    Gain/(Loss) for the
                                 Balance                Three Months
                            As of September 30,       Ended September 30,
                                  2004                      2004
                               ----------                ----------
                                In Rand                 In US Dollars

         Cash                     249,820                $   (1,116)
         Notes Receivable      51,683,829                  (230,917)
         Other                     23,507                     2,820
                               ----------                ----------
                                                         $ (229,213)
                                                         ==========

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

Prior to the filing date of this quarterly report, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

In addition, there have been no significant changes in our internal controls and procedures or in other factors that could significantly affect those controls since our evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

                           PART II - OTHER INFORMATION

ITEM 6:  Exhibits

31.1  Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date: November 15, 2004

                  SILVERSTAR HOLDINGS, LTD.


                  /s/ Clive Kabatznik
                  -------------------------------
                  Clive Kabatznik
                  Chief Executive Officer, President and Chief Financial Officer