Form 10-Q
period 2004-12-31
SILVERSTAR HOLDINGS LTD
filed 2005-02-14
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

                For the quarterly period ended December 31, 2004

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

        Registrant's Telephone Number, Including Area Code: 809-295-1422
        ----------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.


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

     The number of shares of common stock outstanding as of February 3, 2005 was 8,703,372

PART I - FINANCIAL INFORMATION

Item 1 Condensed Consolidated Balance Sheets at December 31, 2004 (Unaudited) and June 30, 2004

          Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended December 31, 2004 and 2003

          Condensed Consolidated Statements of Cash Flows (Unaudited) for six months ended December 31, 2004 and 2003

          Notes to the Condensed Consolidated Financial Statements (Unaudited)

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3    Quantitative and Qualitative Disclosures About Market Risk

Item 4    Controls and Procedures

PART II - OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K



SIGNATURES

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,      June 30,
                                         ASSETS                                               2004             2004
                                                                                          ------------     ------------
                                                                                          (unaudited)
Current Assets:
    Cash and cash equivalents, includes restricted cash of
               $424,360 and $321,096 respectively (see Note 7)                            $  6,166,305     $  1,235,310
    Accounts receivable                                                                          2,341            1,068
    Inventories                                                                                  8,814           19,379
    Current portion of long-term notes receivable                                              144,205          138,704
    Prepaid expenses and other current assets                                                   33,747           36,717
                                                                                          ------------     ------------
       Total Current Assets                                                                  6,355,412        1,431,178
Property, Plant and Equipment, net                                                              41,537           49,856
Investments in Non-Marketable Securities                                                       843,566          843,566
Long-Term Notes Receivable                                                                   3,621,559        7,977,549
Goodwill, net                                                                                2,947,824        2,947,824
Intangible Assets, net                                                                          11,500           12,500
Deferred Charges and Other Assets                                                                2,985            2,985
                                                                                          ------------     ------------
                                                                                          $ 13,824,383     $ 13,265,458
                                                                                          ============     ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Lines of credit                                                                       $    424,360     $    305,160
    Current portion of long-term debt                                                           18,539           24,883
    Accounts payable                                                                           152,645          226,830
    Accrued expenses                                                                           298,214          359,022
    Deferred revenue
                                                                                               347,458          693,264
      Total Current Liabilities                                                              1,241,216        1,609,159
Long-Term Debt                                                                                   5,811           10,633
Obligation to issue common stock                                                               223,559          223,559
                                                                                          ------------     ------------

      Total Liabilities                                                                      1,470,586        1,843,351
                                                                                          ------------     ------------
Commitments, Contingencies and Other Matters                                                         -                -

Stockholders' Equity:

Capital stock:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     No shares issued and outstanding                                                                                 -
  Common stock, Class A, $0.01 par value, 23,000,000 shares authorized; 7,798,924 and
     7,798,924 shares issued and outstanding, respectively                                      77,989           77,989
  Common stock, Class B, $0.01 par value; 2,000,000 shares authorized; 896,589 and
     896,589 shares issued and outstanding, respectively                                         8,966            8,966
  Common stock, FSAH Class B $0.001 par value; 10,000,000 shares authorized; 2,671,087
     and 2,671,087 shares issued and outstanding, respectively                                     600              600
Additional paid-in capital                                                                  63,923,757       63,904,557
Accumulated deficit                                                                        (51,657,515)     (52,570,005)
                                                                                          ------------     ------------
Total Stockholders' Equity                                                                  12,353,797       11,422,107
                                                                                          ------------     ------------
Total Liabilities and Stockholders' Equity                                                $ 13,824,383     $ 13,265,458
                                                                                          ============     ============


See notes to condensed consolidated financial statements.

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended December 31,
                                                ---------------------------
                                                   2004             2003
                                                -----------     -----------

Revenues                                        $   505,300     $   588,796
                                                -----------     -----------
Operating Expenses:

   Cost of sales                                    285,030         445,231
   Selling, general and administrative              358,642         444,937
   Amortization of intangibles                          500             500
   Depreciation                                       4,283          11,535
                                                -----------     -----------
                                                    648,455         902,203

Operating Loss                                     (143,155)       (313,407)

Other Income                                            741          42,274
Foreign Currency Gain                               769,543         474,055
Interest Income                                     165,393         152,822
Interest Expense                                     (5,315)         (8,664)
                                                -----------     -----------

Income  from Operations, before Income Taxes        787,207         347,080

Provision for Income Taxes                                -               -
                                                -----------     -----------

Net Income                                      $   787,207     $   347,080
                                                ===========     ===========

Net Income Per Share:

   Basic                                        $      0.09     $      0.04
                                                ===========     ===========
   Diluted                                      $      0.09     $      0.04
                                                ===========     ===========

Weighted Average Common Stock Outstanding:

   Basic                                          8,695,513       8,529,535
                                                ===========     ===========
   Diluted                                        9,037,886       8,967,652
                                                ===========     ===========


See notes to condensed consolidated financial statements.

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Six Months Ended December 31,
                                              ---------------------------
                                                  2004            2003
                                              -----------     -----------
Revenues                                      $ 1,115,635     $ 1,475,691
                                              -----------     -----------
Operating Expenses:
    Cost of sales                                 565,850         922,766
    Selling, general and administrative           645,886         908,933
    Amortization of intangibles                     1,000          17,250
    Depreciation                                    8,557          23,049
                                              -----------     -----------
                                                1,221,293       1,871,998

Operating Loss                                   (105,658)       (396,307)

Other Income                                      165,896          43,511
Foreign Currency Gains                            540,330         818,906
Interest Income                                   322,797         331,204
Interest Expense                                  (10,875)        (15,705)
                                              -----------     -----------
 Income before income taxes                       912,490         781,609

Provision for Income Taxes                              -               -
                                              -----------     -----------
Income from Continuing Operations                 912,490         781,609

Net income                                    $   912,490     $   781,609
                                              ===========     ===========

Income per share:

    Basic                                     $      0.10     $      0.09
                                              ===========     ===========
    Diluted                                   $      0.10     $      0.09
                                              ===========     ===========

Weighted Average Common Stock Outstanding:

    Basic                                       8,695,513       8,506,002
                                              ===========     ===========
    Diluted                                     9,019,116       9,162,128
                                              ===========     ===========

See notes to consolidated financial statements.

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                       Six Months Ended December 31,
                                                        ---------------------------
                                                           2004             2003
                                                        -----------     -----------
Cash Flows from Operating Activities:
    Net income from operations                          $   912,490     $   781,609
Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation and amortization                             9,557          40,299
       Warrants issued for services                          19,200               -
       Increase in allowance for bad debt                         -           2,500
    Foreign currency gains                                 (700,077)       (802,642)
    Gain on disposal of fixed assets                              -            (278)
    Non-cash interest income on notes receivable           (306,540)       (321,002)
    Changes in operating assets and liabilities, net       (468,537)       (314,759)
    Changes in other assets                                       -          (1,430)
                                                        -----------     -----------
Net cash used in operating activities                      (533,907)       (615,703)
                                                        -----------     -----------

Cash Flows from Investing Activities:

    Proceeds from sale fixed assets                               -             600
    Decrease in long-term note receivable                 5,356,868         158,214
                                                        -----------     -----------
Net cash provided by investing activities                 5,356,868         158,814
                                                        -----------     -----------

Cash flows from financing activities:

        Short term borrowings, net                          119,200         229,273
        Repayment of long term debt                         (11,166)        (12,575)
        Issuance of common stock                            302,689
                                                        -----------     -----------

                                                                        -----------
Net Cash  Provided by Financing Activities                  108,034         519,387
                                                        -----------     -----------

Net increase (decrease) in cash and cash equivalents      4,930,995          62,498
Cash and cash equivalents, beginning of period            1,235,310       1,617,629
                                                        -----------     -----------
Cash and cash equivalents, end of period                $ 6,166,305     $ 1,680,127
                                                        ===========     ===========

Supplemental cash flow information:

        Cash paid for interest                          $    10,875     $    15,705
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

We are the parent company of Fantasy Sports, Inc., which operates the fantasycup.com, fantasycup.org, fantasycup.net, fantasystockcar.com, and fantasynhra.com websites and specializes in subscription based NASCAR, college football and basketball and other fantasy sports games. We are also a shareholder in Magnolia Broadband Wireless, a startup company that is developing mobile wireless broadband products.

2.   BASIS OF PREPARATION

The unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries in which it has a majority voting interest. Investments in affiliates are accounted for under the equity or cost method of accounting. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of December 31, 2004 and the results of operations and cash flows for the interim periods of the fiscal year ending June 30, 2005 ("fiscal 2005") and the fiscal year ended June 30, 2004 ("fiscal 2004") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2004.

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

If the Company used the fair value-based method of accounting to measure compensation expense for options granted at grant date as prescribed by SFAS No. 123, income (loss) per share from continuing operations would have been reduced to the proforma amounts indicated below.

                                                             Six Months ended December 31,
                                                             ---------------------------
                                                                 2004            2003
                                                             -----------     -----------
          Income from continuing operations as reported      $   912,490     $   781,609
          Less: Compensation expense for options
               Awards determined by the fair-value -based
               Method                                            (68,437)        (67,264)
                                                             -----------     -----------
          Proforma net income from continuing
          Operations                                         $   844,053     $   714,345
                                                             ===========     ===========

          Basic:

               As reported                                   $   0.10        $    0.09
               Pro forma                                     $   0.10        $    0.08

          Assuming Full dilution :

               As reported                                   $   0.10        $    0.09
               Pro forma                                     $   0.09        $    0.08

In July 2004, 180,000 warrants to purchase one share of Class A common stock at an exercise price of $0.81 per share were granted to a consultant for services to be rendered. These warrants were valued at $115,210 using a Black-Scholes pricing model with the following assumptions: expected volatility of 142%; a risk-free interest rate of 3.19% and an expected life of three years. These warrants vest ratably over the three-year period of the agreement. An expense has been recognized for the fair value of these warrants granted to such non-employees in the amounts of $19,200 for the first six months of fiscal year 2005.

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

3.   INVESTMENTS

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

In assessing the fair value of our investment in Magnolia, we monitor its progress through monthly board meetings and additional formal and informal communications. Magnolia, since inception, has set technical goals and timelines, which were invariably met or surpassed. Furthermore, the company excelled in hiring high level technical staff with advanced degrees and experience in management of corporations such as Lucent, Qualcom, Bell Labs, Motorola, and Anadigics. The willingness of highly qualified individuals to leave established corporations for a start-up opportunity provided validation for our belief in Magnolia's potential. This promise was further validated by the significant investments made by leading venture capital funds in April 2002 , July 2003, September 2004, and by Intel Capital in December 2004. Additionally, Magnolia is making significant progress with potential customers and distributors, most notably SK Telecom, Sprint PCS and Uniquest.

Based on Magnolia's achievements, some of which are summarized above, the Company concluded that these positive accomplishments support the variables considered in developing the valuations for the private placement transactions which the Company used as a basis for concluding that its investment in Magnolia was not reflected at a value in excess of fair value on its financial statements.

4.   NOTES RECEIVABLE

In connection with the sale of Lifestyle, which was completed in November 2000, as well as the earlier sale of two other subsidiaries, the Company received as partial consideration three notes receivable denominated in South African Rand.

These notes bear interest at rates based on the lower of the South African Bankers Acceptance rate or 12% (at December 31, 2004 the rate was 7%) and are subject to foreign currency risk. The largest of these notes is an obligation from Salwin Investments Pty. Ltd. (Salwin). It has no fixed repayment terms and if not paid by November 2020, it will be cancelled. After a partial prepayment of R31.5 million received in December 2004, the note has a remaining face value of R18 million (approximately $3million).

Salwin's sole asset is a 17.54% share of the total outstanding common stock of First Lifestyle Holdings. Any dividends or other monies generated from the sale of these shares are contractually pledged towards repayment of the note. Furthermore these shares cannot be transferred or otherwise be redeemed until the earlier of the repayment of the note or November 2020. Salwin has no other obligations.

5.    INTANGIBLE ASSETS

The components of amortizable intangible assets as of December 31, 2004 and June 30, 2004 are as follows:

                            Cost as of              Accumulated Amortization
                     December 31, 2004        December 31,          June 30,
                     and June 30, 2004                2004              2004
                     -----------------                ----              ----
Customer Lists                $215,000            $203,500          $202,500
                               -------            --------          --------

                              $215,000            $203,500          $202,500
                              ========            ========          ========

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually.

Amortization expense for intangible assets for the first six months of fiscal 2005 was $1,000. Estimated amortization expense for the rest of fiscal 2005 and for the succeeding four fiscal years thereafter is as follows:

      2005               1,000
      2006               2,000
      2007               2,000
      2008               2,000
      2009               2,000

The balance in goodwill is as follows:

                                                   Internet
                                                    Fantasy
                                                     Sports
                                                      Games
                                                 ----------
Balance at December 31, 2004 and June 30, 2004   $2,947,824
                                                 ==========


6.   CASH FLOWS

The changes in operating assets and liabilities consist of the following:

                                                                                  Six Months Ended December 31,
                                                                                        2004         2003
------------------------------------------------------------------------------------------------------------
Increase (Decrease) in accounts receivable                                           $  (1,273)    $ (20,347)
------------------------------------------------------------------------------------------------------------
Increase (Decrease)  in inventories                                                     10,565       136,471
------------------------------------------------------------------------------------------------------------
Increase (Decrease)  in prepaid expenses and other current assets                        2,970        62,268
------------------------------------------------------------------------------------------------------------
Increase (Decrease) in accounts payable                                                (74,185)       16,535
------------------------------------------------------------------------------------------------------------
Increase (Decrease)  in other provisions and accruals                                 (406,614)     (509,687)
                                                                                                   ---------
------------------------------------------------------------------------------------------------------------
                                                                                     $(468,537)    $(314,759)
                                                                                     =========     =========
------------------------------------------------------------------------------------------------------------

7.   BUSINESS SEGMENTS

Through June 2003, the Company had two reportable segments, which included strategic business units that offered different products and services. These business units were managed separately as Student Sports which provided marketing services and Fantasy Sports which provides entertainment services. As the Company has changed its focus, the Company sold Student Sports in June, 2003, which was reported as discontinued operations in our Annual Report on Form 10K for the year ended June 30, 2003. As a result, from June 30, 2003, the Company operates in only one segment, consisting of fantasy sports games.

8.   DEBT

LINES OF CREDIT

In June 2002, Fantasy Sports obtained a secured line of credit facility for borrowings up to $1.0 million, which is fully secured by cash balances held in the Company's account. This facility is due on demand and has a floating interest rate currently at 4.25%. The balance outstanding under this line of credit at December 31, 2004, was $424,360.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Background and History

We were founded in September 1995, as a Bermuda corporation to pursue opportunities in South Africa as an emerging market. At that time, our business plan was to acquire, own and operate seasoned, closely held companies in South Africa with annual sales in the range of approximately $5 million to $50 million. In 1999, we shifted our focus to the Internet, technology and e-commerce sectors, and away from South Africa, by acquiring a majority stake in Leisureplanet.com, an Internet travel services company. In connection with the shift in our business plan, we changed our name to Leisureplanet Holdings, Ltd. In 2000, we disposed of our operations in South Africa, closed Leisureplanet.com and acquired 100% of Fantasy Sports, Inc. In 2001, we acquired 100% of Student Sports, Inc, which we sold in 2003. This was the only operating subsidiary in our marketing services segment. As a result of these changes and developments, we have reestablished our investment criteria. Currently, our strategy focuses on:

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

Results of Operations

Fantasy Sports has seasonal trends that affect the revenues and results of its businesses. Fantasy Sports accrues its revenues and recognizes most of its income during the quarters ending June 30 and September 30. Therefore, the results for the quarters ending December 31 and March 31 are negatively affected by this seasonality.

Quarter ended December 31, 2004 as compared to quarter ended December 31, 2003

REVENUES

Revenues were $505,000 in the second quarter of fiscal 2005, as compared to $589,000 in the same period in the prior year for a total decrease of $84,000. Decreases in merchandise and apparel sales accounted for $52,000 of this total as Fantasy Sports stopped selling merchandise and apparel during the quarter ending December 31, 2003.

COST OF SALES

Cost of sales were $285,000 in the second quarter of fiscal 2005, as compared to $445,000 in the same period of the prior year. The decrease is primarily a result of decreases in the cost of prize fulfillment expenses, and the cost of merchandise and apparel sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended December 31, 2004 were $359,000 a decrease of approximately $86,000 over the same period in the prior year. A decrease of $113,000 was the result of continuing implementation of cost cutting measures primarily to payroll and related costs at Fantasy Sports offset by a one time increase of $27,000 in administrative and professional expenses primarily incurred by South African operations.

AMORTIZATION AND DEPRECIATION

Amortization of intangible assets was $500 in the second quarter of fiscal 2005 and 2004. Depreciation expense decreased approximately $7,000 in the second quarter of fiscal 2005, as compared to the prior year.

FOREIGN CURRENCY GAINS

Foreign currency gains are related to the assets remaining from the sale of our discontinued South African operations. The foreign currency gains during the second quarter of fiscal 2005 were $770,000 as compared to gains of $474,000 in the second quarter of fiscal 2004. These gains are a result of the fluctuations of the South African Rand against the US dollar. During the quarter ended December 31, 2004, the Rand appreciated approximately 12% against the US dollar, while it appreciated 6% in the corresponding period last year. These foreign currency gains are non-cash items until converted into US dollars, when any accumulated gains or losses will be converted into cash. During the quarter ended December 31, 2004, the Company received approximately R31 million (South African Rand) as partial payment of notes owed by Salwin Pty, Ltd. As a result of this prepayment the Company realized a gain on this portion of the South African Notes receivable. The Company still carries approximately $3.5 million in notes receivable and cash denominated in South African Rand.

INTEREST INCOME

Interest income of $165,000 was recorded during the second quarter of fiscal 2005, as compared to interest income of $153,000 during the second quarter of fiscal 2004. The increase in interest income in fiscal 2005 was primarily the result of a higher comparative rate of appreciation of the South African Rand against the US dollar. This increase was offset by a lower principal balance on the notes receivable of the South African operations during fiscal 2005 which causes interest to be computed on lower balances.

PROVISION FOR INCOME TAXES

The Company is registered in Bermuda, where no tax laws are applicable. Three of the Company's subsidiaries are subject to US income taxes. Up to this date, none of them has had taxable income. They have incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET INCOME

The Company recognized net income of $787,000 during the second quarter of fiscal 2005, as compared to income of $347,000 during the same period in the prior year. These gains were primarily due to the increase in foreign currency gains recognized which was $770,000 in the second quarter of fiscal 2005, as compared to $474,000 during the same period in the prior fiscal year as well as improved profitability at Fantasy Sports. This subsidiary earned $100,000 during the quarter ended December 31, 2004, as compared to losses of $99,000 during the same period in the prior fiscal year.

Six Months Ended December 31, 2004 as Compared to Six Months Ended December 31, 2003

REVENUES

Revenues were $1,116,000 in the first six months of fiscal 2005, as compared to $1,476,000 in the same period in the prior year. The decrease was primarily the result of Fantasy Sports decision to stop selling merchandise and apparel during the quarter ending December 31, 2003.

COST OF SALES

Cost of sales were $566,000 in the first six months of fiscal 2005, as compared to $923,000 in the same period of the prior year. The decrease is primarily a result of decreases in the cost of prize fulfillment, direct labor costs and the cost of merchandise and apparel sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the six months ended December 31, 2004 were $646,000, a decrease of approximately $263,000 over same period in the prior year. The decrease was caused by the continuing implementation of cost cutting measures primarily to payroll and related costs at the corporate and operating levels.

AMORTZATION AND DEPRECIATION

Amortization of intangible assets decreased from $17,000 in the first six months of fiscal 2004, to $1,000 in the same period of the current year as the result of one of two customer lists becoming fully amortized at September 30, 2003. Depreciation expense decreased to $9,000 in fiscal 2005, from $23,000 in the prior year.

OTHER INCOME

Other income for the six months ended December 31, 2004 includes approximately $164,000 relating to a one-time recovery from a bankruptcy proceeding.

FOREIGN CURRENCY GAINS

Foreign currency gains are related to the assets remaining from the sale of discontinued South African operations. The foreign currency gains during the first six months of fiscal 2005 were $540,000 as compared to gains of $819,000 in the first six months of fiscal 2004. These gains are the result of the fluctuations of the South African Rand against the US dollar. During the six months ended December 31, 2004, the Rand appreciated approximately 10% against the US dollar, while it appreciated 11% in the corresponding period last year. These foreign currency gains are non cash items until converted into US dollars, when any accumulated gains or losses will be converted into cash. During the six months ended December 31, 2004, the Company received approximately R31 million (South African Rand) as partial payment of notes owed by Salwin Pty, Ltd. As a result of this the Company realized gains on this prepayment amount.

INTEREST INCOME

Interest income of $323,000 was recorded during the first six months of fiscal 2005, as compared to interest income of $331,000 during the same period in fiscal 2004. The decrease in interest income in fiscal 2005 was primarily the result of less interest income earned on Notes Receivable from the sale of the South African operations.

PROVISION FOR INCOME TAXES

The Company is registered in Bermuda, where no tax laws are applicable. Three of the Company's subsidiaries are subject to income taxes. Up to this date, none of them has had taxable income. They have incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET INCOME (LOSS)

The Company recognized net income of $912,000 during the first six months of fiscal 2005, as compared to income of $782,000 during the same period in the prior year. These gains were primarily due to improved profitability at Fantasy Sports. This subsidiary earned $347,000 during the six month period ending December 31, 2004, as compared to $9,000 during the same period in the prior fiscal year.

Financial Condition, Liquidity and Capital Resources

Cash increased by $4,931,000 from $1,235,000 at June 30, 2004, to $6,166,000 at
December 31, 2004. The increase in cash is a result of the prepayment of approximately R31 million of the note receivable from Salwin Pty, Ltd., a $164,000 recovery of bad debt and an increase in the Company's operating income.

Working capital increased $5,292,000 from a deficit of $178,000 at June 30, 2004, to $5,114,000 at December 31, 2004. This increase is primarily the result of our increased cash balances and the seasonal decrease in deferred revenue.

At December 31, 2004, the Company had borrowings of $449,000 which consisted of $425,000 of advances against lines of credit secured by like amounts of cash and $24,000 of equipment and vehicle loans.

In the future, the Company expects to meet its short and long term obligations in part through cash balances and the collection of amounts due from outstanding notes receivable. Currently, the Company carries approximately $3.5 million in notes receivable denominated in South African Rand. The largest of these Notes, is a Note from Salwin Investments Pty. Ltd. After a partial prepayment of R31.5 million received in December 2004, the Salwin note has a remaining face value of R18 million (approximately $3 million).

This note is secured by approximately 18% of the shares in First Lifestyle Holdings, it has no fixed repayment terms and if not paid by November 2020, it will be cancelled. The Company monitors the financial results of First Lifestyle Holdings on a quarterly and annual basis. It is the Company's opinion, based on reviews of audited financial statements, interim management accounts, reviews of budgets and projections and inquiries of management of First Lifestyle Holdings, that the 18% shareholding of First Lifestyle Holdings has sufficient value to justify the carrying value of the Salwin note.

Once note payments are collected in South African Rand, the Company expects to repatriate those funds to the United States. The Company believes that repatriation of the full amount is allowable under current South African foreign currency regulations. Over the last six years, including a substantial repatriation during the past 90 days, the Company has, from time to time, repatriated funds from South Africa without restriction. However, there can be no guarantee that the South African foreign currency regulations will not change in the future in a manner that might restrict the Company's ability to repatriate the remaining assets.

Critical Accounting Policies

The following is a discussion of the accounting policies that the Company believes are critical to its operations:

Revenues

Revenues generated by Fantasy Sports are seasonal from mid-February to the end of November. Fantasy Sports collects its revenue at the beginning and mid-point of the season and recognizes this deferred revenue pro rata over the season.

Goodwill

The Company adopted SFAS 142 during fiscal 2002 and no longer amortizes goodwill. The Company tests goodwill for impairment in the fourth quarter for Fantasy Sports, Inc. The goodwill impairment test for subsequent acquisitions will be performed on the one-year anniversary of the acquisition and in that period thereafter. The Company performs the impairment test in accordance with SFAS 142 "Goodwill and Other Intangible Assets." SFAS 142 requires that the fair value of the reporting unit be compared to the carrying value, including goodwill, as the first step in the impairment test. The Company determines fair value for Fantasy by developing a ratio of revenue to market capitalization of utilizing the Company and comparable publicly traded companies in the same industry and applying this ratio to revenues of the reporting unit.

In determining the value for Fantasy Sports, the Company considered several valuation methodologies before deciding to utilize the revenue to market capitalization model. The Company concluded that a market value as a measure of value would be less speculative and more reliable than estimating future cash flows for a business that was newly acquired, not currently profitable and in a state of redesign with respect to its business model.

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

Interest rate risk

The Company's cash resources earn interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. Any decrease in interest rates will have a negative effect on the Company's earnings. Using the December 31, 2004 balances and rates, it is estimated that a 1/2 of 1% increase in interest rates would increase interest expense by approximately $2,224. There is no assurance that interest rates will increase or decrease over the next fiscal year. The Company believes that any movement of interest rates as they relate to outstanding debt would be immaterial to the financial results of the Company.

Foreign currency risk

Certain of the Company's cash balances and the remaining proceeds from the sale of its South African subsidiaries are denominated in South African Rand. This exposes the Company to market risk with respect to fluctuations in the relative value of the South African Rand against the US Dollar. Due to the prohibitive cost of hedging these proceeds, the exposure has not been covered as yet. Should more favorable conditions arise, a suitable Rand hedge may be considered by management. For every 1% fluctuation in the Rand/US Dollar exchange rate, at quarter-end exchange rates, the Company could realize a gain or suffer a loss of approximately $1,764 per every 1,000,000 of its assets denominated in South Africa Rand. Subsequent to the end of the quarter the Company entered into contracts to convert R 30.57 million to US dollars at a rate of approximately
6.06 to the U.S. Dollar, as a result these funds have been recorded in U.S Dollars at the contracted conversion rate. The remaining assets denominated in South African Rand at December 31, 2004 totaled R22.08 million and consist primarily of notes receivable as detailed below. Since the Company now holds significantly smaller South African Rand denominated assets, the effect of currency fluctuations on our future income statements will be proportionately lower.

The following is information concerning assets denominated in South African Rand and the foreign currency gains and losses recognized during the six months ended December 31, 2004.


                                        Foreign Currency
                   Balance              Gain for the Six
                 As of December 31,       Months Ended
                        2004            December 31, 2004
                      In Rand            In US Dollars
                    -----------           -----------
                    R   701,100           $    17,157
Cash

Notes Receivable     21,353,391               522,557
Other                    25,174                   616
                    -----------           -----------
                    R22,079,665           $   540,330
                    ===========           ===========


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

(a) Exhibits:

31.1      Certification pursuant to Section 302 of the Sarbanes Oxley Act of
          2002.

32.1 Certification pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Reports on Form 8-K:

          (1) Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 11, 2004.

          (2) Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2004.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date: February 14, 2005


                  SILVERSTAR HOLDINGS, LTD.


                  /s/ Clive Kabatznik
                  ------------------------------------------
                  Clive Kabatznik
                  Chief Executive Officer, President and Chief Financial Officer