Form 10-Q
period 2005-03-31
SILVERSTAR HOLDINGS LTD
filed 2005-05-16
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

  -------------------------------------------------------------------------
  Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.


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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares of common stock outstanding as of April 26, 2005 was 9,068,069.

PART I - FINANCIAL INFORMATION

ITEM 1            Financial Statements

                  Condensed Consolidated Balance Sheets at March 31, 2005 (Unaudited) and June 30, 2004

                  Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended March 31, 2005 and 2004

                  Condensed Consolidated Statements of Cash Flows (Unaudited) for nine months ended March 31, 2005 and 2004

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

PART II - OTHER INFORMATION

ITEM 6            Exhibits



SIGNATURES

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                               MARCH 31,           JUNE 30,
                                                                                   2005               2004
                                                                           ------------       ------------
ASSETS
Current assets

      Cash and cash equivalents, includes restricted cash of
            $0 and $321,096 respectively (see Note 8)                      $  5,677,721       $  1,235,310
      Accounts receivable, net                                                        -              1,068
      Inventories                                                                   640             19,379
      Current portion of notes receivable                                       123,594            138,704
      Prepaid expenses and other current assets                                  60,455             36,717
      Option contract (see Note: 4)                                             269,876                  -
                                                                           ------------       ------------
            Total current assets                                              6,132,286          1,431,178
Property, plant and equipment, net                                               37,029             49,856
Investments in non-marketable securities                                        843,566            843,566
Acquisition expenses - Strategy First                                           124,307                  -
Long-term notes receivable                                                    3,289,993          7,977,549
Goodwill                                                                      2,947,824          2,947,824
Intangible assets, net                                                           11,000             12,500
Deferred charges and other assets                                                 2,985              2,985
                                                                           ------------       ------------
Total assets                                                               $ 13,388,990       $ 13,265,458
                                                                           ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

      Lines of credit                                                    $            -       $    305,160
      Current portion of long term debt                                           5,897             24,883
      Accounts payable                                                           63,872            226,830
      Other provisions and accruals                                             305,469            359,022
      Deferred revenue                                                        1,082,265            693,264
                                                                           ------------       ------------
            Total current liabilities                                         1,457,503          1,609,159
Long term debt                                                                    6,179             10,633
Obligation Related to Acquisition of Student Sports                             223,559            223,559
                                                                           ------------       ------------
Total liabilities                                                          $  1,687,241       $  1,843,351
                                                                           ------------       ------------
Stockholders' equity:
Capital stock:

      Preferred stock, $0.01 par value; 5,000,000 shares
       authorized; no shares issued and outstanding                                  --                 --
      Common stock, class A, $0.01 par value; 50,000,000
            shares authorized; 7,794,624 and 7,798,924 shares
            issued and outstanding, respectively                                 77,946             77,989
      Common stock, class B, $0.01 par value; 2,000,000
            shares authorized; 896,589 shares issued and                          8,966              8,966
            outstanding
      Common stock, FSAH Class B, R0.001 par value; 10,000,000 shares
            authorized; 2,671,087 shares issued and outstanding                     600                600

Additional paid-in capital                                                   63,918,601         63,904,557
Accumulated deficit                                                         (52,304,364)       (52,570,005)
                                                                           ------------       ------------
            Total stockholders' equity                                       11,701,749         11,422,107
                                                                           ------------       ------------
Total liabilities and stockholders' equity                                 $ 13,388,990       $ 13,265,458
                                                                           ============       ============

See notes to condensed consolidated financial statements.

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended March 31,
                                                          2005               2004
                                                       -----------       -----------
Revenues                                               $   249,851       $   357,545
                                                       -----------       -----------

Operating expenses:

      Cost of sales                                        172,900           230,533
      Selling, general and administrative                  513,113           506,050
      Amortization of intangible assets                        500               500
      Depreciation                                           4,277             8,054
                                                       -----------       -----------
                                                           690,790           745,137
                                                       -----------       -----------
            Operating loss                                (440,939)         (387,592)

Other expense                                               (5,578)          (31,280)
Foreign currency gains (losses)                           (318,702)          365,268
Interest income                                            124,699           146,824
Interest expense                                            (6,329)           (4,625)
                                                       -----------       -----------
Income(Loss) from operations, before income taxes         (646,849)           88,595

Provision for income taxes                                      --                --
                                                       -----------       -----------

Net Income(Loss)                                       $  (646,849)      $    88,595
                                                       ===========       ===========

Net income/(loss) per share:


      Basic:                                           $      (.07)      $      0.01
                                                       ===========       ===========

      Diluted:                                         $      (.07)      $      0.01
                                                       ===========       ===========

 Weighted average common stock outstanding:

      Basic                                              8,703,081         8,630,513
                                                       ===========       ===========
      Diluted                                            8,703,081         9,042,236
                                                       ===========       ===========

See notes to condensed consolidated financial statements.

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Nine Months Ended March 31,
                                                     2005              2004
                                                 -----------       -----------

Revenues                                         $ 1,365,486       $ 1,833,236
                                                 -----------       -----------

Operating expenses:
      Cost of sales                                  738,750         1,153,299
      Selling, general and administrative          1,158,999         1,414,983
      Amortization of intangible assets                1,500            17,750
      Depreciation                                    12,834            31,103
                                                 -----------       -----------
                                                   1,912,083         2,617,135
                                                 -----------       -----------
            Operating loss                          (546,597)         (783,899)

Other income                                         160,318            12,231
Foreign currency gains                               221,628         1,184,174
Interest income                                      447,496           478,028
Interest expense                                     (17,204)          (20,330)
                                                 -----------       -----------

Income from operations, before income taxes          265,641           870,204

Provision for Income Taxes                                --                --
                                                 -----------       -----------

Net income                                       $   265,641       $   870,204
                                                 ===========       ===========
Net income per share:

      Basic:                                     $      0.03       $      0.10
                                                 ===========       ===========

      Diluted                                    $      0.03       $      0.10
                                                 ===========       ===========

Weighted average common stock outstanding:

     Basic                                         8,698,036         8,547,506
                                                 ===========       ===========

     Diluted                                       9,046,257         9,122,164
                                                 ===========       ===========

See notes to condensed consolidated financial statements.

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                            Nine Months Ended March 31,
                                                              2005              2004
                                                          -----------       -----------
Cash flow from operating activities:
      Net income from operations                          $   265,641       $   870,204
Adjustments to reconcile net income to net cash
      used in operating activities:
       Depreciation and amortization                           14,334            48,853
       Foreign currency gains                                (396,490)       (1,158,884)
       Warrants issued for services                            28,800                 -
       Loss on disposal of fixed assets                                           3,796
       Non-cash interest income on notes receivable          (372,109)         (463,144)
       Changes in operating assets and liabilities            168,559            99,264
       Changes in other assets                                      -             3,145
                                                          -----------       -----------
Net cash used in continuing operations                       (291,265)         (596,766)
                                                          -----------       -----------
Cash flows from investing activities:

      Acquisition of property, plant and equipment                  -              (542)
      Proceeds from sale of fixed assets                            -             1,220
      Decrease in long-term notes receivable                5,391,639           180,665
      Investment in Strategy First                           (124,307)                -
      FNB Option Premium                                     (190,257)                -
                                                          -----------       -----------
Net cash provided by investing activities                   5,077,075           181,343
                                                          -----------       -----------
Cash flows from financing activities:

      Short term borrowings,(repayments) net                 (305,160)           31,751
      Repayment of long - term debt                           (23,439)          (16,940)
      Repurchase of treasury shares                           (21,450)               --
      Issuance of common stock                                  6,650           302,689
                                                          -----------       -----------
Net cash provided by (used in) financing activities          (343,399)          317,500
                                                          -----------       -----------

Net increase (decrease) in cash and cash equivalents        4,442,411           (97,923)
Cash and cash equivalents, beginning of period              1,235,310         1,617,629
                                                          -----------       -----------
Cash and cash equivalents, end of period                  $ 5,677,721       $ 1,519,706
                                                          ===========       ===========

Supplemental cash flow information:

Cash paid for interest                                    $    17,204       $    20,330
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

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of March 31, 2005 and the results of operations and cash flows for the interim periods of the fiscal year ending June 30, 2005 ("fiscal 2005") and the fiscal year ended June 30, 2004 ("fiscal 2004") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2004. Certain amounts in the fiscal 2004 financial statements have been reclassified to conform to the fiscal 2005 presentation.

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

                                                          Three Months ended March 31,       Nine Months ended March 31,

                                                             2005              2004                  2005              2004
                                                          -----------       ----------      -----------       -----------
Income (Loss) from continuing operations as reported      $  (646,849)      $   88,595      $   265,641       $   870,204
Less:  Total stock based employee compensation
     expense determined by the fair-value based
     method                                                   (14,113)               0          (82,550)          (67,264)
                                                          -----------       ----------      -----------       -----------

Pro forma net income from continuing
Operations

                                                          $  (660,962)          88,595      $   183,091           802,940
                                                          ===========       ==========      ===========       ===========
Basic:

     As reported                                               $(0.07)           $0.01            $0.03             $0.10
     Pro forma                                                  (0.08)            0.01             0.02              0.09

Assuming Full dilution :

     As reported                                                (0.07)            0.01             0.03              0.10
     Pro forma                                                  (0.08)            0.01             0.02              0.09


In July 2004, 180,000 warrants to purchase one share of Class A common stock at an exercise price of $0.81 per share were granted to a consultant for services to be rendered. These warrants were valued at $115,210 using a Black-Scholes pricing model with the following assumptions: expected volatility of 142%; a risk-free interest rate of 3.19% and an expected life of three years. These warrants vest ratably over the three-year period of the agreement. An expense has been recognized for the fair value of these warrants granted to such non-employees in the amounts of $28,800 for the first nine months of fiscal year 2005.

During the nine months ended March 31, 2005 90,000 options to purchase one share of Class A common stock were awarded to Board Members. 75,000 options at $1.06 per share were awarded in December of 2004 and 15,000 options at $1.10 per share were awarded in March 2005. The options expire if not exercised within 5 years of issuance.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This standard replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board (`PB') Opinion No. 25, "Accounting for Stock Issued to Employees." The standard requires companies to expense the fair value of stock option on the grant date and is effective for annual periods beginning after June 15, 2005. In accordance with the revised statement, the expense attributable to stock options granted or vested subsequent to July 1, 2005, will be required to be recognized by the Company.

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

In assessing the fair value of our investment in Magnolia, we monitor its progress through monthly board meetings and additional formal and informal communications. Magnolia, since inception, has set technical goals and timelines, which were invariably met or surpassed. Furthermore, the company excelled in hiring high level technical staff with advanced degrees and experience in management of corporations such as Lucent, Quallcom, Bell Labs, Motorola, and Anadigics. The willingness of highly qualified individuals to leave established corporations for a start-up opportunity provided validation for our belief in Magnolia's potential. This promise was further validated by the significant investments made by leading venture capital funds in April 2002 , July 2003, September 2004 and by Intel Capital in December 2004. Additionally, Magnolia is making significant progress with potential customers and distributors, most notably SK Telecom, Sprint PCS and Uniquest.

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

These notes bear interest at rates based on the lower of the South African Bankers Acceptance rate or 12% (at March 31, 2005 the rate was 7.5%) and were subject to foreign currency risk during the quarter ended March 31, 2005.

The largest of these notes is an obligation from Salwin Investments Pty. Ltd. (Salwin). It has no fixed repayment terms and if not paid by November 2020, it will be cancelled. After a partial prepayment of R31.5 million received in December 2004, the note has a remaining face value of R18 million (approximately $3 million).

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

On March 9, 2005, the Company acquired a twelve-month Rand put/US dollar call option, at a strike price of R6.25 to the US dollar. During its term, this option serves as a hedge against the depreciation of the SA Rand versus the US dollar. The cost of the option was approximately $200,000 and its price was marked to market at the close of business on March 31, 2005. The Company will continue to record the market value of this option as of the end of its subsequent reporting periods.

------------------------------ -------------------------------- --------------------------------- --------------------------------
Option Contract                Cost at 03-09-05                 Fair Value at 03-31-05            Unrealized Gain
------------------------------ -------------------------------- --------------------------------- --------------------------------
South African Rand             R 1,200,500                      R 1,702,891                       R 502,391
------------------------------ -------------------------------- --------------------------------- --------------------------------
US Dollars                     $ 190,257                        $269,876                          $79,619
------------------------------ -------------------------------- --------------------------------- --------------------------------

5.   INTANGIBLE ASSETS

The components of amortizable intangible assets as of March 31, 2005 and June 30, 2004 are as follows:

                            Cost as of            Accumulated Amortization
                        March 31, 2005          March 31,          June 30,
                     and June 30, 2004              2005              2004
                     -----------------          --------         ---------
Customer Lists               $ 215,000          $ 204,000        $ 202,500
                             ---------          ---------        ---------



Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually.

Amortization expense for intangible assets for the first nine months of fiscal 2005 was $1,500. Estimated amortization expense for the rest of fiscal 2005 and for the succeeding four fiscal years after that is as follows:

      2005                 500
      2006               2,000
      2007               2,000
      2008               2,000
      2009               2,000
      Thereafter         2,500

6.    CASH FLOWS

The changes in operating assets and liabilities consist of the following:

                                               Nine Months Ended March 31,
                                                  2005           2004
                                               ---------       ---------

Decrease in accounts receivable                $   1,068       $   8,028
Decrease in inventories                           18,739         140,379
(Increase) Decrease in prepaid expenses          (23,738)         65,341
and other current assets
Decrease in accounts payable                    (162,958)       (264,410)
Decrease in other provisions and accruals        335,448         149,926
                                               ---------       ---------
                                               $ 168,559       $  99,264
                                               =========       =========


7.   BUSINESS SEGMENTS

As of March 31, 2005, the Company, through its wholly owned subsidiary, Fantasy Sports, Inc., operated in one segment - online, fee-based fantasy sports games.

8.    SUBSEQUENT EVENTS

On April 21, 2005, the Company acquired all the outstanding shares of Strategy First, Inc., a developer and worldwide publisher of entertainment software for the PC, a Canadian company.

The acquisition was made through a plan of arrangement in the Montreal Superior Court, under the terms of the approved plan of arrangement; the Company distributed approximately $600,000 in cash, as well as approximately 365,000 shares of Common Stock and 200,000 three year warrants to acquire Common Stock at $2.50 per share to Strategy First's creditors.

The plan of arrangement calls for further contingent consideration, based on Strategy First's future performance of up to a maximum of approximately $160,000 in cash and $500,000 in the Company's Common Stock.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background and History

We were founded in September 1995, as a Bermuda corporation to pursue opportunities in South Africa as an emerging market. At that time, our business plan was to acquire, own and operate seasoned, closely held companies in South Africa with annual sales in the range of approximately $5 million to $50 million. In 1999, we shifted our focus to the Internet, technology and e-commerce sectors, and away from South Africa, by acquiring a majority stake in Leisureplanet.com, an Internet travel services company. In connection with the shift in our business plan, we changed our name to Leisureplanet Holdings, Ltd. In 2000, we disposed of our operations in South Africa, closed Leisureplanet.com and acquired 100% of Fantasy Sports, Inc. In 2001, we acquired 100% of Student Sports, Inc, which we sold in 2003. This was the only operating subsidiary in our marketing services segment. As a result of these changes and developments, we have reestablished our investment criteria. Currently, our strategy focuses on:

      o Acquiring controlling stakes in small, high quality, fee-based, electronic game related businesses with strong management teams that are positioned to use technology and Internet related platforms to fuel above average growth.

      o Our investments must show an ability to contribute, in the short to medium term, to earnings per share through operating profit or capital appreciation.

      o We aim to add value to our investments by operating in partnership with committed, incentivized, entrepreneurial management who show the vision and ability to grow their businesses into industry or niche leaders.

Results of Operations

Fantasy Sports has seasonal trends that affect the revenues and results of its businesses. Fantasy Sports defers its revenues and recognizes most of its income during the quarters ending June 30 and September 30. Additionally, Fantasy incurs most of its advertising expenses during the quarter ending March 31. Therefore, the operating results for the quarters ending December 31 and more particularly, March 31 are negatively affected by this seasonality.

QUARTER ENDED MARCH 31, 2005 AS COMPARED TO QUARTER ENDED MARCH 31, 2004

REVENUES
Revenues were $250,000 in the third quarter of fiscal 2005 as compared to $358,000, in the same period in the prior year. Revenues from operations of online games decreased primarily as a result of fewer races being held in 2005 versus the comparable period in 2004 thereby shifting the timing for the recognition of revenues.

COST OF SALES
Cost of sales were $173,000 in the third quarter of fiscal 2005, as compared to $231,000 in the same period of the prior year. The decrease is a result of a total lower cost of prizes awarded, and fulfillment expenses, primarily due to fewer races in the quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the quarter ended March 31, 2005 were $513,000 an increase of approximately $7,000 over same period in the prior year.

AMORTZATION AND DEPRECIATION
Amortization of intangible assets was $500 in the third quarter of fiscal 2005 and 2004. Depreciation expense decreased approximately $4,000 in fiscal 2005 as compared to the prior year.

FOREIGN CURRENCY GAINS (LOSSES)
Foreign currency gains (losses) are related to the assets remaining from the sale of our discontinued South African operations. The foreign currency losses during the third quarter of fiscal 2005 were ($319,000) as compared to gains of $365,000 in the third quarter of fiscal 2004. These gains (losses) are a result of the fluctuations of the South African Rand against the US dollar. During the quarter ended March 31, 2005, the Rand depreciated approximately 11 % against the US dollar, while it appreciated 5% in the corresponding period last year. In 2005, the increase in the market value of Rand put/US dollar call option partially offset the foreign currency losses. These foreign currency gains (losses) are non-cash items until converted into US dollars, when any accumulated gains or losses will be converted into cash.

INTEREST INCOME
Interest income of $125,000 was recorded during the third quarter of fiscal 2005, as compared to interest income of $147,000 during the third quarter of fiscal 2004. The decrease in interest income in fiscal 2005 was primarily the result of the lower principal balances on the notes receivable of the South African operations.

PROVISION FOR INCOME TAXES
The Company is registered in Bermuda, where no tax laws are applicable. Three of the Company's subsidiaries are subject to US income taxes. Up to this date, none of them has had taxable income. They have incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET INCOME (LOSS)
The Company recognized net losses of $647,000, during the third quarter of fiscal 2005 as compared to income of $89,000 during the same period in the prior year for an overall decrease in net income of $736,000. Increases in foreign currency losses were $684,000 and accounted for the majority of the decrease in net income from the prior year.

NINE MONTHS ENDED MARCH 31, 2005 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2004

REVENUES
Revenues were $1,365,000 in the first nine months of fiscal 2005 as compared to $1,833,000 in the same period in the prior year. The decrease is the result of Fantasy Sport's decision to stop selling merchandise and apparel during the quarter ended December 31, 2003, the focus on operating profitable games in 2005, the result of fewer races held in 2005 thereby shifting the timing for the recognition of revenues, as well as a decrease in the number of subscribers.

COST OF SALES
Cost of sales were $739,000 in the first nine months of fiscal 2005 as compared to $1,153,000 in the same period of the prior year. The decrease is primarily a result of decreases in the cost of prizes awarded, fulfillment expenses , direct labor costs and the cost of merchandise and apparel sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the nine months ended March 31, 2005 were $1,159,000, a decrease of approximately $256,000 over same period in the prior year. The decrease was caused by the continuing implementation of cost cutting measures primarily in payroll and related costs at Fantasy Sports.

AMORTZATION AND DEPRECIATION
Amortization of intangible assets decreased from $18,000 in the first nine months of fiscal 2004 to $2,000 in the same period of the current year as the result of one of two customer lists becoming fully amortized at September 30, 2003. Depreciation expense decreased to $13,000 in fiscal 2005 from $31,000 in the prior year.

FOREIGN CURRENCY GAINS
Foreign currency gains are related to the assets remaining from the sale of discontinued South African operations. The foreign currency gains during the first nine months of fiscal 2005 were $222,000 as compared to gains of $1,184,000 in the first nine months of fiscal 2004. These gains are the result of the fluctuations of the South African Rand against the US dollar. During the nine months ended March 31, 2005, the Rand depreciated approximately 1% against the US dollar, while it appreciated 15% in the corresponding period last year. In 2005, the increase in the market value of Rand put/US dollar call option partially offset the foreign currency losses. These foreign currency gains are non cash items until converted into US dollars, when any accumulated gains or losses will be converted into cash. During the nine months ended March 31, 2005, the Company received approximately R31 million (South African Rand) as partial payment of notes owed by Salwin Pty, Ltd. As a result of this the Company realized gains on this prepayment amount when it was converted into US dollars.

INTEREST INCOME
Interest income of $447,000 was recorded during the first nine months of fiscal 2005, as compared to interest income of $478,000 during the same period in fiscal 2004. The decrease in interest income in fiscal 2005 was primarily the result of the lower principal balances on the notes receivable of the South African operations.

PROVISION FOR INCOME TAXES
The Company is registered in Bermuda, where no tax laws are applicable. Three of the Company's subsidiaries are subject to income taxes. Up to this date, none of them has had taxable income. They have incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET INCOME (LOSS)
The Company recognized net income of $266,000 during the first nine months of fiscal 2005 as compared to net income of $870,000 during the same period in the prior year for an overall decrease in net income of $604,000. Operating losses decreased $237,000 from ($784,000) in 2004 to ($547,000) in 2005, however the decrease in foreign currency gains of 962,000 for the nine months ended March 31 ,2005 as compared to the nine month period ending March 31, 2004 more than offset the improvements in operations.

Financial Condition, Liquidity and Capital Resources

Cash increased by $4,443,000 from $1,235,000 at June 30, 2004, to $5,678,000 at
March 31, 2005. The increase in cash is a result of the prepayment of approximately R31 million of the note receivable from Salwin Pty, Ltd., a $164,000 recovery of bad debt.

Working capital increased $4,853,000 from a deficit of $178,000 at June 30, 2004, to $4,675,000 at March 31, 2005. This increase is primarily the result of our increased cash balances and the payoff of our line of credit.

The Company believes it has sufficient cash balances and outstanding notes receivable to meet its anticipated short and long-term obligations.

Currently, the Company carries approximately $3.4 million in notes receivable denominated in South African Rand. The largest of these notes, is a note from Salwin Investments Pty. Ltd. After a partial prepayment of R31.5 million received in December 2004, the remaining Salwin note has a face value of R18 million (approximately $3 million).

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

CRITICAL ACCOUNTING POLICIES

The following is a discussion of the accounting policies that the Company believes are critical to its operations:

Revenues

Revenues generated by Fantasy Sports are seasonal from mid-February to the end of November. Fantasy Sports collects the majority of its revenue at the beginning and mid-point of the season and recognizes this deferred revenue pro rata over the related season.

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

In determining the value for Fantasy Sports, the Company considered several valuation methodologies before deciding to utilize the revenue to market capitalization model. The Company concluded that a market value as a measure of value would be less speculative and more reliable than estimating future cash flows for a business that is not currently profitable and in a state of redesign with respect to its business model.

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

Interest rate risk
The Company's cash resources earn interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. Any decrease in interest rates will have a negative effect on the Company's earnings. Using the March 31, 2005 balances and rates, it is estimated that a 1/2 of 1% increase in interest rates would increase interest expense by approximately $60. There is no assurance that interest rates will increase or decrease over the next fiscal year. The Company believes that any movement of interest rates as they relate to outstanding debt would be immaterial to the financial results of the Company.

Foreign currency risk
Certain of the Company's cash balances and the remaining proceeds from the sale of its South African subsidiaries are denominated in South African Rand. This has exposed the Company to market risk with respect to fluctuations in the relative value of the South African Rand against the US Dollar.

On March 9, 2005, the Company acquired a twelve-month Rand put/US dollar call option, at a strike price of R6.25 to the US dollar. During its term, this option serves as a partial protection against the depreciation of the SA Rand versus the US dollar. The cost of the option was approximately $200,000 and its price was marked to market at the close of business on March 31, 2005. The Company will continue to adjust the market value of this option as of the end of subsequent reporting periods.

The following is information concerning assets denominated in South African Rand and the foreign currency gains and losses recognized during the nine months ended March 31, 2005:

                                                    Net Foreign Currency
                                                    Gain (Loss) for the Nine
                           Balance  As of           Months Ended
                           March 31, 2005           March 31, 2005
                           In Rand                  In US Dollars
                           ------------------       ------------------
Cash                       R   9,623,381            $  (202,191)
Notes Receivable           R  21,539,394            $  345,720
Other                      R   1,730,374            $   78,099
                           ------------------       ------------------
                           R  32,893,149            $  221,628
                           ==================       ==================

ITEM 4:  CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and (2) that this information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Prior to the filing date of this quarterly report, under the supervision and review of our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

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

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      31 Certification pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

      32 Certification pursuant to 18 U.S.C. 1350 adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

(b)   Reports on Form 8-K:

      1.    Current Report on Form 8-K filed on January 24, 2005.

      2.    Current Report on Form 8-K filed on February 4, 2005.

      3.    Current Report on Form 8-K filed on February 23, 2005.

      4.    Current Report on Form 8-K filed on March 2, 2005.

      5.    Current Report on Form 8-K filed on April 26, 2005.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

       Date:  May 16, 2005

                                   SILVERSTAR HOLDINGS, LTD.


                                   /s/ Clive Kabatznik
                                   ---------------------------------------------
                                   Clive Kabatznik
                                   Chief Executive Officer, President and
                                   Chief Financial Officer