Form 10-K
period 2005-06-30
SILVERSTAR HOLDINGS LTD
filed 2005-09-28
CIK 1003390

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2005
                                               -------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ___ No X
                                                ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter.

The  aggregate   market  value  of  the   Registrant's   Common  Stock  held  by
non-affiliates of the Registrant as of September 16, 2005, was $11,855,541.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

As of September 16, 2005, there were 8,246,747 shares of the Registrant's Common Stock outstanding and 814,786 shares of the Registrant's Class B Common Stock outstanding.

                                    PART I.

ITEM 1.  BUSINESS

OVERVIEW

We are a holding company that seeks to acquire businesses fitting a predefined investment strategy.

We are the parent company of Fantasy Sports, Inc., which operates the Fantasycup.com website, and specializes in subscription based NASCAR, college football and basketball and other fantasy sports games and Strategy First Inc., a leading developer and worldwide publisher of entertainment software for the Personal Computer (PC). We are also a minority shareholder in Magnolia Broadband Wireless, a development stage company which is developing mobile wireless broadband products.

HISTORY

We were founded in September 1995 as a Bermuda corporation to pursue opportunities in South Africa. At that time, our business plan was to acquire, own and operate seasoned, closely held companies in South Africa with annual sales in the range of approximately $5 million to $50 million. In 1999, we shifted our focus to the Internet, technology and e-commerce sectors, and away from South Africa, by acquiring a majority stake in Leisureplanet.com, an Internet travel services company. In connection with the shift in our business plan, we changed our name to Leisureplanet Holdings, Ltd. In 2000, we disposed of our operations in South Africa, closed Leisureplanet.com and acquired 100% of Fantasy Sports, Inc. In 2001, we acquired 100% of Student Sports, Inc, which we sold in 2003. This was the only operating subsidiary in our marketing services segment. As a result of these changes and developments, we have reestablished our investment criteria. Currently, our strategy focuses on the following:

o Acquiring controlling stakes in high quality game related media and marketing businesses with strong management teams that are positioned to use technology and Internet related platforms to fuel above average growth.

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

DESCRIPTION OF OUR SUBSIDIARIES AND INVESTMENTS

STRATEGY FIRST, INC.

In April 2005, we acquired Strategy First Inc. (www.strategyfirst.com), a leading developer and worldwide publisher of entertainment software for the Personal Computer (PC). Founded in 1990, the company publishes software games primarily for the PC platform, including O.R.B, the Disciples franchise, Sacred Lands, Kohan: Immortal Sovereigns, Steel Beasts, Galactic Civilizations, and the Jagged Alliance franchise. Our products are sold on CD's and more recently online, over the Internet and meet the needs of serious gamers who are seeking a more intense strategy based game experience. In North America, our PC games are distributed primarily through third-party software distributors, who service the mass-merchants and major retailers. In territories outside North America, we license our PC games to third-party software distributors, who are responsible for the manufacturer and distribution of our PC games, in specific geographic territories. Our products sell at retail prices of $19.99-$49.99, depending on the quality of the particular game.

We acquired the company through the jurisdiction of the Montreal bankruptcy court. As per the approved plan of arrangement, we paid consideration to creditors of approximately $600,000 in cash; we issued approximately 400,000 shares of Common Stock; warrants to purchase 200,000 shares of Common Stock; assumed approximately $400,000 in existing bank debt, as well as contingent consideration based on the future profitability of Strategy First.

Strategy First had previously encountered financial difficulties due to its policy of developing its games in-house, which required significant overhead expenses both in terms of payroll and other development costs. Prior to our acquisition, management had shifted their strategy to become a publisher selling other developer's games. This has significantly lowered the company's expenses and its breakeven threshold. We intend to continue to operate this company as a publisher and have no current plans to re-enter the development business.

The worldwide consumer entertainment software market is very competitive. We compete with other companies having operations that vary from small companies with limited resources to large companies with greater resources than we have.

The changing characteristics of the worldwide consumer entertainment software market in recent years has been impacted by many factors, such as: an increasing number of technologically advanced PCs with more powerful operating systems, enhanced graphics and video cards, expanded memory chips, as well as higher capacities and faster speeds for CD and hard drives in the home and office; greater access by consumers to the Internet through high-speed access modes (such as cable modems and DSL connections); increased interest in online game play; the increasing number of game console devices in the home; and the development of increasingly advanced technologies supporting game play (such as hand held game devices, mobile phones and personal digital assistants). As a result of this increased competition in the overall consumer entertainment market, market data suggests that the retail market for PC game software has decreased over the past two years. This trend is particularly pronounced in North America.

Furthermore, the North American PC software game market, has gravitated towards mass merchant retailers thereby increasing the competition for shelf space for PC games. This increased competition has emphasized the importance of marketing, merchandising and brand name recognition. A significant result of these market pressures is an industry trend toward the consolidation of consumer entertainment PC software publishers and distributors, in addition to the diversification of products offered by these companies. The trends toward industry consolidation and increased competition for game content and retail shelf space are more pronounced in North America than in international markets and are expected to continue for the foreseeable future.

We intend to continue operating as a low cost publisher of niche PC based games. We will work to strengthen our overall retail North American distribution through a combination of alliances with more established distributors and a strong in house sales effort. We will endeavor to broaden the range of our titles beyond the Strategy/Role playing category and improve the overall quality of our titles. We will strive to increase our international presence through distribution alliances, thereby taking advantage of the relatively stronger international PC game market. We have launched an online store where games are sold to consumers in both boxed and direct download formats. We intend to build on this online initiative to lessen our reliance on the retail sales channel particularly in North America.

FANTASY SPORTS, INC.

Fantasy Sports, Inc. owns and operates one of America's oldest and largest subscription based NASCAR fantasy sports games. In addition, the company has developed, and offers, subscription based college football, basketball, and other motor sport fantasy games. All the company's games offer weekly and seasonal cash and merchandise prizes.

Currently, the Company has over 30,000 paid game plays for its Spring, Fall and One Race NASCAR challenges, as well as the fantasy college football and basketball challenges and our other games. Subscription revenues for our games and ancillary services account for over 99% of our total revenues. Our NASCAR games currently generate over 88% of our subscription revenues. Participants pay between $9.95 to $169.95 to play in our seasonal games, and a $25 fee to participate in our One Race and Tournament challenges. We offer two grand prizes of $25,000 each for our NASCAR challenges and a $10,000 prize for the college football challenge winner. The winners of our One Race and Tournament challenges receive $10,000. In addition, weekly prizes and bonus points are widely distributed.

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

Since 1997, Fantasy Sports has operated a full season college football challenge game, which accounted for approximately 8% of our subscription revenues for fiscal 2005. During 2001, we developed and distributed a tournament challenge college basketball game that generated over 1,600 paying customers in our last fiscal year. We developed a retail business that specialized in the sale of NASCAR related die-cast cars, apparel and other merchandise. This retail operation commenced business in May 2001 and accounted for approximately 7% of our overall revenues in fiscal 2004. Due to ongoing losses, this operation was closed during the second quarter of fiscal 2004.

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

MAGNOLIA BROADBAND WIRELESS

On April 14, 2000, we entered into a Securities Purchase Agreement with Magnolia Broadband, Inc. Magnolia is a start up company that is developing wireless broadband solutions for the mobile telecommunications industry. Mobile telecommunications has been and continues to be one of the fastest growing and most dynamic segments of the telecommunications industry. According to recent industry statistics, semiconductor revenue for wireless handsets exceeded $50 billion in 2004, driven by sales volume of over 1.2 billion handsets that year.

Magnolia is developing technology to become one of the first companies to integrate smart antenna technologies into Radio Frequency (RF) chip sets utilized in mobile phones. Their aim is to create chip sets that increase the capacity and coverage of existing networks at little additional cost

Magnolia is a fabless semiconductor company building RF solutions by combining innovative Signal Processing technologies and novel Integrated Circuit solutions for the cellular industry. The combination of these innovations enables the wireless network operators to push out the Diversity Antenna capabilities to the edge of their networks, while enabling the handset manufacturers to offer these benefits economically.

We initially invested $2,500,000 in Magnolia and received shares of preferred stock in Magnolia. We also received board representation rights and registration rights. In October 2001, we invested an additional $450,000 of a total $1,500,000 offering of Magnolia's Series A Preferred Stock. We co-invested along with Selway Partners, LLC, and CIP Capital, LP. In April and May 2002 Magnolia raised a further $7.5 million in an offering of Series B Preferred Stock. In June 2003 Magnolia raised a further $6 million dollars in an offering of Series C Preferred Stock. In April 2004, Magnolia raised a further $3 million in an offering of convertible notes. In November 2004, Magnolia raised a further $13.5 million in an offering of preferred stock. We did not participate in any of these rounds. Currently we own approximately 3% of Magnolia on a fully diluted basis including the exercise of all employee stock options. Due to recurring losses, our investment in Magnolia at June 30, 2005, which is now accounted for under the lower of cost or market method, was $831,066.

DISCONTINUED OPERATIONS

Student Sports, Inc.

On June 10, 2003, we entered into an Asset Purchase Agreement with SS Founders, Inc., pursuant to which we sold substantially all of the assets and liabilities of Student Sports, Inc. Student Sports offers unique access to the high school athletic market across multimedia platforms. As a subsidiary of Silverstar Holdings, the company's primary thrust was to offer marketing services to large corporations interested in accessing this market. Additionally, the company worked towards building a "bottom-up" revenue generation strategy based on the creation of a number of subscription based programs where products and services will be sold directly to the high school athletes, their parents and coaches. We originally acquired Student Sports in September 2001. The consideration for the sale of Student Sports was 325,686 shares of Silverstar Holdings common stock that were returned to the Company as well as the forgiveness of a maximum of 913,745 contingent shares of Silverstar Holdings that could have been payable to former Student Sports shareholders in April 2004.

EMPLOYEES

As of September 16, 2005, we employed 19 employees through our subsidiaries, of which 18 were full time salaried and one was an hourly employee.

We provide performance based and equity based compensation programs to reward and motivate significant contributors among our employees. Although none of our employees is represented by a labor union, we have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2.  PROPERTIES

Our principal executive offices are located at Clarendon House, Church Street, Hamilton, HM CX, Bermuda, which space is made available to us pursuant to a corporate services agreement entered into with a corporate services company in Bermuda.

Fantasy Sports, Inc. leases an office at 867 Clare Lane, York, Pennsylvania, 17402. The office occupies approximately 980 square feet. The lease expires on December 31, 2005. It is renewable annually and costs us approximately $9,000 per year.

Strategy First, Inc. leases an office at 147 St-Paul West, Suite 210, Montreal, Quebec Canada. The office occupies approximately 3,800 square feet. The lease expires on November 30, 2006, and costs us approximately $56,000 per year.

Our United States management subsidiary, First South Africa Management Corp., a Delaware corporation incorporated in 1995, leases an office at 6100 Glades Road, Suite 305, Boca Raton, Florida 33434. The lease expires in February 2006 and costs us approximately $33,000 per year for approximately 1,200 square feet.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is listed for quotation on the National Market on the Nasdaq System under the symbol SSTR. The following table sets forth, for the periods indicated the high and low closing sales prices for our common stock, as reported by Nasdaq.

--------------------------------------------------------------------------------
                                                     High             Low
--------------------------------------------------------------------------------

Common Stock Fiscal 2004
1st Quarter........................................  $1.48            $0.44
2nd Quarter........................................  $2.49            $1.08
3rd Quarter........................................  $2.09            $1.17
4th Quarter........................................  $1.54            $0.88

Common Stock Fiscal 2005
1st Quarter........................................  $0.97            $0.60
2nd Quarter........................................  $1.16            $0.82
3rd Quarter........................................  $1.34            $1.06
4th Quarter........................................  $1.80            $1.12


The closing price of our common stock on September 16, 2005 was $1.57.

As of September 16, 2005, there were approximately 2,400 holders of our common stock, inclusive of holders whose shares were held by brokerage firms, depositaries and other institutional firms in "street name" for their customers.

We have never declared or paid any cash dividends on our common stock or our Class B common stock. We do not anticipate declaring or paying any dividends on our common stock or our Class B common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

EQUITY COMPENSATION PLAN INFORMATION

The following table contains a summary of the number of shares of Common Stock of the Company to be issued upon the exercise of options, warrants and rights outstanding at June 30, 2005, the weighted average exercise price of those outstanding options, warrants and rights, and the number of additional shares of Common Stock remaining available for future issuance under the plans as at June 30, 2005.

                                                 EQUITY COMPENSATION PLAN INFORMATION

------------------------------- ---------------------------- ---------------------------- ----------------------------
Plan Category                   Number of securities to be    Weighted average exercise      Number of securities
                                  issued upon exercise of       price of outstanding
                                   outstanding options,         options, warrants and       remaining available for
                                    warrants and rights                rights                  further issuance
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans
approved by shareholders*                 575,000                      $ 1.20                       25,000
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plan not
approved by shareholders                    NA                           NA                           NA
------------------------------- ---------------------------- ---------------------------- ----------------------------
Stock options issued to
directors and employees**                 970,000                      $ 3.26                         NA
------------------------------- ---------------------------- ---------------------------- ----------------------------
Warrants issued in connection
with services to be                       180,000                      $ 0.81                         NA
provided***
------------------------------- ---------------------------- ---------------------------- ----------------------------
Warrants issued in connection
with raising capital ****                 202,189                      $ 6.00                         NA
------------------------------- ---------------------------- ---------------------------- ----------------------------
Warrants issued for
acquisition of Strategy                   200,000                      $ 2.50                         NA
First, Inc. *****
------------------------------- ---------------------------- ---------------------------- ----------------------------

*     See Note 14 to the Financial Statements

**    These options were granted pursuant to various employment agreements

*** These warrants were granted to a consultant for services to be rendered. These warrants expire July 1, 2007.

**** These warrants were issued in connection with raising capital during 2000. These warrants expire July 31, 2007.

***** These warrants were issued in connection  with the acquisition of Strategy
      First, Inc. These warrants expire April 21, 2008.

ITEM 6...SELECTED FINANCIAL DATA

Selected Consolidated Financial Information

STATEMENT OF OPERATIONS DATA                                               YEARS ENDED JUNE 30,
                                                ---------------------------------------------------------------------------
                                                    2001            2002           2003             2004           2005
                                                -----------     -----------     -----------     -----------     -----------
Revenues                                        $ 1,301,432     $ 3,107,324     $ 3,141,448     $ 2,367,463     $ 2,299,254
Total operating expenses                          4,362,413       5,295,375       4,456,082       3,239,802       2,943,367
Operating loss                                   (3,060,981)     (2,188,051)     (1,314,162)       (872,339)       (644,113)
Interest income, net                                976,107         615,294         638,011         603,352         563,135
Foreign currency gain (loss)                     (1,042,474)     (1,345,348)      1,763,115       1,287,291          81,773
Income (loss) from continuing operations
before
     Income taxes                                (5,010,726)     (2,964,039)      1,069,049       1,030,105         158,838
Net income (loss) from continuing operations     (5,010,726)     (2,964,039)      1,069,049       1,030,105         158,838
Loss from discontinued operations                         -        (824,761)       (736,947)              -               -
Loss on disposition                              (2,389,383)              -        (262,754)        (27,582)              -
Extraordinary item - gain on extinguishments
of debt                                           2,142,949               -               -               -               -
Net (loss)/income                                (5,257,160)     (3,788,800)         69,348       1,002,523         158,838
Income (loss) per share  - from continuing
     operations                                 $     (0.57)    $     (0.34)    $      0.12     $      0.12     $      0.02

BALANCE SHEET DATA                                                            AS OF JUNE 30,
                                                        2001           2002            2003           2004           2005

Total assets                                    $ 15,931,857    $ 11,722,781    $ 12,354,162    $ 13,265,458     $ 14,700,465
Long term liabilities                                      -               -         349,289         234,192          423,601
Net working capital  (deficiency) (1)              4,253,001       2,345,828         192,081        (177,981)       3,637,934
Stockholders' equity                              13,578,710      10,212,073      10,025,049      11,422,107       12,288,518


(1) Net working capital (deficiency) is the net of current assets and current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND HISTORY

The following discussion and analysis of our operations, cash flows, liquidity and capital resources should be read in conjunction with our consolidated financial statements contained in this report.

Silverstar Holdings, Ltd. was incorporated in September 1995. The Company's intention is to actively pursue acquisitions fitting a pre defined investment strategy. Currently our strategy focuses on the following:

o Acquiring controlling stakes in small, high quality, game related media and marketing businesses with strong management teams that are positioned to use technology and Internet related platforms to fuel above average growth.

o    Our investments must show an ability to contribute,  in the short to medium
     term,   to  earnings  per  share  through   operating   profit  or  capital
     appreciation.

o We aim to add value to our investments by operating in partnership with committed, entrepreneurial management who show the vision and ability to grow their businesses into industry or niche leaders.

We sold our last remaining South African operations in November 2000. We still have significant assets that are denominated in South African Rand. The assets include cash and notes receivable. Although we purchased a twelve month Rand Put/US dollar call option that serves as a partial protection against the depreciation of the SA Rand against the US dollar, should we hold the notes until maturity we will continue to record income statement gains or losses to the extent that the Rand's value fluctuates relative to the US dollar. At the present time, management has no intention of disposing of the notes receivable.

On November 17, 2000, we acquired all of the assets and certain liabilities of Fantasy Sports (Fantasy) from GoRacing Interactive Services, Inc. Founded in 1993, Fantasy Sports operates the fantasycup.com, website and specializes in subscription based NASCAR, college football and other fantasy sports games.

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

In accordance with accounting principles generally accepted in the United States of America the operating results and net assets related to Student Sports have been included in discontinued operations in the company's consolidated
statements  of  operations  and   consolidated   balance  sheets.   Discontinued
operations for the fiscal years ending June 30, 2003, represent operating results for eleven months. Net assets of $0.05 million and net liabilities of $0.06 million were assumed by the parent company.

The discontinued operations generated sales of $1.26 million and net losses from operations of $0.74 million for the year ended June 30, 2003.

On April 21, 2005, we acquired Strategy First Inc. (www.strategyfirst.com), a leading developer and worldwide publisher of entertainment software for the PC. We acquired the company through the jurisdiction of the Montreal bankruptcy court. Pursuant to the approved plan of arrangement, we paid consideration to the creditors of $609,000 in cash; we issued 377,000 shares of our common stock; warrants to purchase 200,000 shares of our common stock; and assumed approximately $400,000 in existing bank debt, as well as contingent consideration based on the future profitability of Strategy First. Founded in 1990, the company publishes software games primarily for the PC platform. Some of our popular games include O.R.B, the Disciples franchise, Sacred Lands,
Kohan: Immortal Sovereigns, Steel Beasts, Galactic Civilizations, and the Jagged Alliance franchise. Two months of operating results for Strategy Firsts are included in fiscal 2005.

RESULTS OF OPERATIONS

FISCAL 2005 COMPARED TO FISCAL 2004

Revenues

Revenues were $2.30 million in fiscal 2005 as compared to $2.37 million in the prior year. Revenues for Fantasy Sports' decreased by $0.42 million which was offset by Strategy First revenues of $0.35 million. Fantasy Sports' decision to stop selling merchandise and apparel in December 2003 accounted for $0.17 million of this decrease. The remainder of the decrease was caused by Fantasy Sports' decision to focus on operating profitable games as well as a decrease in the number of subscribers.

Cost of Sales
Cost of sales decreased $0.27 million to $1.14 million in fiscal 2005 as compared to $1.41 million in the prior year. Cost of Sales for Fantasy Sports decreased $0.39 million primarily due to decreases in the cost of prizes awarded, fulfillment expenses, direct labor costs and the cost of merchandise and apparel sold. The decreases were offset by the cost of sales of $0.12 million for Strategy First.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for fiscal 2005 were $1.76 million as compared to $1.78 million in fiscal 2004, a decrease of $0.02 million over the prior year. Fantasy Sports decreased selling, general, and administrative expenses by $0.36 million by the implementation of cost cutting measures primarily to payroll and related costs. This decrease was offset by increase in expenses at the corporate level of $0.13 million and expenses incurred by Strategy First of $0.21 million.

Amortization and Depreciation
Amortization of intangible assets was $0.02 million in fiscal 2005 and 2004. Amortization expense for Fantasy Sports decreased $0.02 million as one of two customer lists became fully amortized at September 30, 2004. Amortization expenses incurred by Strategy First for game titles and a covenant not to compete offset this decrease. Depreciation expense was $0.02 million in fiscal 2005 as compared to $0.04 million in fiscal 2004.

Foreign Currency Gains
Foreign currency gains are almost exclusively related to the assets remaining from the sale of discontinued South African operations. The foreign currency gains during fiscal 2005 were $0.08 million as compared to gains of $1.29 million in fiscal 2004. These gains are the result of the fluctuations of the South African Rand against the US dollar. During the year ended June 30, 2005, the Rand depreciated approximately 7% against the US dollar, while it appreciated 17% in Fiscal 2004. In 2005, the increase in the market value of Rand put/US dollar call option partially offset the foreign currency losses which resulted in an overall gain for the year. These foreign currency gains are non cash items until converted into US dollars when any accumulated gains or losses will be converted into cash. During the year ended June 30, 2005, the Company received approximately R31 million (South African Rand) as partial payment of notes owed by Salwin Pty, Ltd. As a result the Company realized gains on this repayment amount when it was converted into US dollars.

Interest Income
Interest income of $0.59 million was recorded during fiscal 2005 as compared to interest income of $0.63 million in fiscal 2004. Interest income is primarily earned on Notes Receivable from the sale of the Lifestyle business and is affected by the fluctuation of the South African Rand against the US dollar as well as movements in SA prime interest rates.

Interest Expense
Interest expense during fiscal 2005 was $0.02 million as compared to $0.03 million in the prior year. This decrease is attributable the lower short-term credit lines held by Fantasy Sports, Inc. during fiscal 2005.

Provision for Income Taxes
The Company is registered in Bermuda, where no income tax laws are applicable. Three of the Company's subsidiaries are subject to U.S. income taxes and one is subject to Canadian income taxes Up to this date, none of them has had taxable income. They have incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

Discontinued Operations
During fiscal 2004 the Company recognized losses of $0.03 million on assets formerly used by Student Sports that were retained by the parent company when Student Sports was sold in 2003.

Net Income
The Company has recognized income of $0.16 million during fiscal 2005 compared to income of $1.00 million during the prior year. The current year includes non-cash foreign currency gains of approximately $0.08 million. During fiscal 2004 net income included non-cash foreign currency gains of $1.29 million due to the appreciation of the South African Rand against the US dollar of approximately 17%. Operating losses for fiscal 2005 were $0.64 million as compared to $0.87 million in Fiscal 2004. The decrease in operating losses was primarily the result of Fantasy Sports' increase in operating income from $0.07 million in fiscal 2004 to $0.44 million in Fiscal 2005.

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

Cost of Sales
Cost of sales were $1.41 million in fiscal 2004 as compared to $2.01 million in the prior year. The decrease is primarily a result of decreases in the cost of prizes awarded, fulfillment expenses, direct labor costs and the volume of merchandise and apparel sold.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for fiscal 2004 were $1.78 million, a decrease of $0.54 million over the same period in the prior year. This decrease was caused by the implementation of cost cutting measures primarily to payroll and related costs at the corporate and operating levels.

Amortization and Depreciation
Amortization of intangible assets decreased to $0.02 million in fiscal 2004 from $0.07 million as a result of a customer list becoming fully amortized at September 30, 2003. Depreciation expense was $0.04 million in fiscal 2004 as compared to $0.07 million in fiscal 2003.

Foreign Currency Gains
Foreign currency gains or losses are related to the financial assets remaining in the South African operations. The Foreign currency gains during fiscal 2004 were $1.29 million as compared to gains of $1.76 million in fiscal 2003. These gains are the result of fluctuations of the South African Rand against the US dollar. During the year ended June 30, 2004 the Rand appreciated approximately 17% against the U.S. dollar while it appreciated 26% in 2003. These foreign currency gains or losses are non-cash items until converted into US dollars, when any accumulated gains or losses will be converted to cash.

Interest Income
Interest income of $0.63 million was recorded during fiscal 2004 as compared to interest income of $0.65 million. Interest income is primarily earned on Notes Receivable from the sale of the Lifestyle business and is affected by the fluctuation of the South African Rand against the US dollar, as well as movement in SA prime interest rates.

Interest Expense
Interest expense during fiscal 2004 was $0.025 million as compared to $0.012 million in the prior year. The increase in interest expense is attributable to interest charges incurred on short-term credit lines held by Fantasy Sports, Inc.

Provision for Income Taxes
The Company is registered in Bermuda, where no income tax laws are applicable. Three of the Company's subsidiaries are subject to income taxes. Up to this date, none of them has had taxable income. They have incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

Discontinued Operations
Student Sports was sold in June 2003. The results for this business for both 2003 and 2002 have been included under Discontinued Operations in our financial statements. During fiscal 2004 the company recognized losses of $0.027 million on assets formerly used by Student Sports that were retained by the parent company when Student Sports was sold in 2003.

Net Income (Loss)
The Company has recognized income of $1.00 million during fiscal 2004 compared to income of $0.07 million during the prior year. Operating losses for fiscal 2004 were $0.87 million as compared to $1.31 million in Fiscal 2003 The improvement in income in fiscal 2004 was primarily the result of selling Student Sports which generated significant losses in fiscal 2003, a reduction of cost of sales at Fantasy Sports, and a reduction in general and administrative costs at both the operational and corporate levels. The current year includes non-cash foreign currency gains of approximately $1.29 million due to the appreciation of the South African Rand against the US dollar of approximately 17 %. During fiscal 2003 net income included non-cash foreign currency gains of $1.76 million due to the appreciation of the South African Rand against the US dollar of approximately 36%.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $3.63 million from $1.24 million at June 30, 2004 to $4.87 million at June 30, 2005. The cash balances are being held for acquisitions and working capital purposes. The Company expects this balance to be sufficient to fund its operations and the operations of its subsidiaries for the next twelve months.

Working capital increased by $3.82 million from ($0.18) million at June 30, 2004 to $3.64 million at June 30, 2005. This increase is primarily caused by the repayment of a portion of our Notes receivable. Accrued interest earned during the year has been classified as part of the Long - Term Notes Receivable.

At June 30, 2005, we had borrowings of $0.44 million, which consisted of $0.07 million advances against lines of credit, secured by the Company's cash, $0.01 million of equipment loans, and term loans of $0.36 million.

In the future the Company expects to meet its short and long term obligations in part through the collection of amounts due from outstanding notes receivable. Those notes, which are denominated in South African Rand, are to be collected upon certain liquidity events at First Lifestyle Holdings. We monitor the financial results of First Lifestyle Holdings on a quarterly and annual basis. It is our opinion, based on reviews of audited financial statements, reviews of budgets and inquiries of management of First Lifestyle Holdings, that the collateral we hold, in First Lifestyle Holdings is sufficient to repay the outstanding notes receivable on a liquidation basis.

Once the funds are collected in South African Rand, the Company expects to repatriate those funds to the United States. The Company believes that repatriation of the full amount is allowable under current South African foreign currency regulations. Over the last seven years, we have, from time to time, repatriated funds from South Africa without restriction. However, there can be no guarantee that the South African foreign currency regulations will not change in the future in a manner that might restrict our ability to repatriate the remaining assets.

In the future we intend to add additional operating subsidiaries that will produce revenues and net profits. We may utilize a portion of the working capital in connection with the acquisition or establishment of those operations. We may also be required to secure additional debt or equity funding in connection with the funding of those future acquisitions. There is no assurance that we will be able to secure additional indebtedness or raise additional equity to finance future acquisitions on terms acceptable to management.

The following table is a summary of contractual obligations recorded as of June 30, 2005.

                                                          PAYMENTS DUE BY PERIOD

                                                                                                             MORE THAN
CONTRACTUAL OBLIGATIONS                          TOTAL      LESS THAN 1 YEAR     1-3 YEARS      3-5 YEARS     5 YEARS
                                                 -----      ----------------     ---------      ---------     -------
Long-Term Debt Obligations                         $371,177           $220,845        $150,332       -           -
Operating Lease Obligations                         179,146            114,946          64,200       -           -
Purchase Obligations                                575,000            510,000          65,000       -           -
Employment Contracts                              2,504,473            667,755       1,311,718       525,000     -
                                            -----------------------------------------------------------------------------
Total                                           $ 3,629,796       $  1,513,546    $  1,591,250     $ 525,000     -
                                            =============================================================================


PURCHASE OBLIGATIONS

Purchase obligations reflected on the table of contractual obligations include the following:

- A contract between Fantasy Sports, Inc. and a media and marketing consultant for services provided through November 30, 2006. At a minimum the company is obligated to pay $60,000 per year. If certain incentive or additional services are performed additional obligations accrue.

-A contract between Fantasy Sports, Inc. and another corporation to provide web site hosting and customer service functions through December 31, 2005 at a cost of $23,500 per month.

- A contract between Silverstar Holdings, Inc. and consultant for services provided through June 30, 2007. At a minimum the company is obligated to pay $5,000 per month which is reflected in the table of contractual obligations.

In addition the consultant received warrants to purchase 180,000 shares of the company's common stock.

- Various royalty agreements entered into by Strategy First. Minimum royalty guarantees are $ 248,230 for the year ended June 30, 2006 and $4,883 for the year ended June 30, 2007.

EMPLOYMENT CONTRACTS

On April 21, 2004, Strategy First, Inc., entered into employment agreements with Don McFatridge, Brian Clarke and Richard Therrien. The employment agreements are on an at-will basis and call for salaries of $Cdn 180,000, 160,000 and 75,000, respectively Each employee is entitled to a bonus of up to 30% of their salary at the discretion of the board of directors. Mr. McFatridge serves as Chief Executive Officer of Strategy First and received options to acquire 75,000 shares of Silverstar Holdings Common Stock. These options vest annually over a three-year period. Mr. Clarke serves as Chief Operating Officer of Strategy First and received options to acquire 75,000 shares of Silverstar Holdings Common Stock. These options vest annually over a three-year period. Mr. Therrien serves as Chief Technology Officer of Strategy First and received options to acquire 25,000 shares of Silverstar Holdings Common Stock. These options vest annually over a three-year period.

Pursuant to an employment agreement Mr. Clive Kabatznik will serve as Chief Executive Officer, President and Chief Financial Officer of the Company through December 31, 2009. Mr. Kabatznik will receive $330,000, $342,500, $350,000,
$350,000, and $175,000 for fiscal 2006, 2007, 2008, 2009 and 2010, respectively.

GOODWILL IMPAIRMENT TEST

We acquired Fantasy Sports, Inc. in November 2000. At the time our strategy was to aggressively expand the business by increasing our marketing in the auto-racing segment and developing new games for other niche sports markets. To this end, we hired new staff and increased our marketing and development budgets as well. This strategy was not successful, primarily due to the economic slowdown and as a result, Fantasy incurred annual losses though the fiscal year ending June 30, 2003. During the seven months ended June 30, 2001, Fantasy lost $1,320,000 and had negative cash flow of $268,000. For the twelve months ended June 30, 2002, Fantasy lost $1,135,000 with negative cash flow of $566,000. For the twelve months ended June 30, 2003, Fantasy lost $314,715 with negative cash flow of $185,860. For the twelve months ended June 30, 2004, Fantasy earned $52,785 with positive cash flow of $105,665. For the twelve months ended June 30, 2005, Fantasy earned $422,637 with positive cash flow of $433,317.

Due to the accounting recognition of losses through the fiscal year ending June 30, 2003 the carrying value of Fantasy has diminished since acquisition. On June 30, 2005, we performed an impairment test on the carrying value of Fantasy's goodwill in accordance with SFAS 142. The Company compared the fair value of Fantasy (as a reporting unit) to the carrying value of Fantasy including goodwill. The methodology used to determine fair value was to develop a projected fair value of the entity. The projected fair value of Fantasy sports was determined by dividing the average projected income for the next three years by a 12% capitalization rate minus a 5% growth rate. Results indicated that impairment of goodwill did not exist. The Company also compared the carrying value of its goodwill to the implied goodwill value on a privately held company in the same industry that was recently sold. Results of this test also indicated that impairment did not exist.

FUTURE COMMITMENTS

Through June 30, 2005, Fantasy Sports generated profit after substantial operating losses in previous years. We anticipate that this situation will be maintained and improved through a combination of expense reductions and increased revenues. Strategy First is projecting an operating profit for the coming twelve months. There are no assurances that these expectations will be met. In this event, we may need to continue to support the operations of our subsidiaries.

CRITICAL ACCOUNTING POLICIES

The following is a discussion of the accounting policies that the Company believes are critical to its operations:

REVENUE RECOGNITION
Strategy First distributes the majority of its products through third-party software distributors to mass-merchant and major retailers and directly to certain PC software retailers, all of which have traditionally sold consumer entertainment PC software products. Additionally, Strategy may license its products to distributors in exchange for royalty payments. The distribution of products is governed by purchase orders, distribution agreements or direct sale agreements, most of which allow for product returns and price markdowns. For product shipments to these software distributors or retailers, Strategy records a provision for product returns and price markdowns as a reduction of gross sales at the time the product passes to these distributors or retailers. Payment terms generally require 10% at delivery, with an additional 30% due at 30 days, 60 days, and 180 days. Revenue is recognized at the time product is shipped by distributors.

The provision for anticipated product returns and price markdowns is primarily based upon Strategy First's analysis of historical product return and price markdown results. Should product sell-through results at retail store locations fall significantly below anticipated levels the adequacy of this allowance may be insufficient. Strategy First's reviews the adequacy of its allowance for product returns and price markdowns and if necessary makes adjustments to this allowance on a quarterly basis.

In the case of royalty income, Strategy will recognize revenue when earned based on sales reports from its distributors. Most agreements require quarterly reporting of sales with payment due within 45 days of the end of the quarter. In many cases, Strategy receives guaranteed royalty income and these revenues are recorded upon performance of deliverables per the royalty agreements.

Revenues generated by Fantasy Sports are seasonal from mid-February to the end of November. Fantasy Sports' collects the majority of its revenue from customers at the beginning and mid-point of a season and defers recognition of income until the season starts. Once a season begins revenue is recognized prorata until the season ends.

GOODWILL VALUATION

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. The process of determining goodwill requires judgment. Evaluating goodwill for impairment involves the determination of the fair market value of our reporting units. Inherent in such fair market value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and our strategic plans with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material effect on our financial position and results of operations. For those reasons, we believe that the accounting estimate related to goodwill impairment is a critical accounting estimate.

The Company reviews goodwill annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company performed its annual impairment test of goodwill as of June 30, 2005 and determined that goodwill was not impaired. While the Company believes that no impairment existed as of June 30, 2005, there can be no assurances that future economic or financial developments might not lead to an impairment of goodwill.

INTANGIBLE ASSETS

Intangible assets include software game titles, trademarks, customer lists and other intellectual property and non-competition agreements. Intangible assets, excluding goodwill, are stated on the basis of cost and are amortized on a straight-line basis over estimated lives of three to ten years. Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise. Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets. Should these cash flows not equate to or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The company does however recognize market risk from interest rate and foreign currency exchange exposure. Any movements of interest rates as they relate to outstanding debt would be immaterial to the financial results of the Company.

INTEREST RATE RISK

At June 30, 2005, our cash resources earned interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. Any decrease in interest rates will have a negative effect on the Company's earnings.

FOREIGN CURRENCY RISK

Strategy First, Inc. is incorporated in Canada and sells products throughout the United States and Europe. Its functional currency is the Canadian Dollar. This has exposed the company to market risk with respect to fluctuations in the relative value of the Euro, British Pound, the Canadian Dollar, and the US Dollar.

Certain of the Company's cash balances and the remaining proceeds from the sale of its South African subsidiaries are denominated in South African Rand. This has exposed the Company to market risk with respect to fluctuations in the relative value of the South African Rand against the US Dollar.

On March 9, 2005, the Company acquired a twelve-month Rand put/US dollar call option, at a strike price of R6.25 to the US dollar. During its term, this option serves as a partial protection against the depreciation of the SA Rand versus the US dollar. The cost of the option was approximately $200,000 and its price was marked to market at the close of business on June 30, 2005. The Company will continue to adjust the market value of this option as of the end of subsequent reporting periods.

At June 30, 2005, we had assets denominated in South African Rand of R 34.8 million.

The following is information concerning assets denominated in South African Rand and the foreign currency gains and losses recognized during fiscal 2005:

                                                           Balance              Foreign Currency Gain/(Loss) for the
                                                     As of June 30, 2005              Year Ended June 30, 2005
                                               -------------------------------- --------------------------------------
                                                           In Rand                          In US Dollars
Cash                                                   R    10,650,114                      $    287,881
Notes Receivable                                       R    21,749,971                      $   (350,584)
Other                                                  R     2,424,441                      $    157,005

                                              SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                                                           TABLE OF CONTENTS

                                                                                                                PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                                                          F-1


CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheets                                                                                                F-2

   Statements of Operations                                                                                      F-3

   Statements of Stockholders' Equity                                                                            F-4

   Statements of Cash Flows                                                                                   F-5 - F-6

   Notes to Consolidated Financial Statements                                                                F-7 - F-32

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Silverstar Holdings, Ltd.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Silverstar Holdings, Ltd. and Subsidiaries (the Company) as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silverstar Holdings, Ltd. and Subsidiaries at June 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States.

                         /S/ RACHLIN COHEN & HOLTZ LLP
                            RACHLIN COHEN & HOLTZ LLP

Fort Lauderdale, Florida
August 29, 2005

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2005 AND 2004

                                        ASSETS                                                2005              2004
                                                                                          ------------       ------------
Current Assets:
    Cash and cash equivalents
     (includes restricted cash of  $67,189 and $321,096 in 2005 and 2004,
    respectively)                                                                         $  4,870,486       $  1,235,310
    Accounts receivable, net                                                                    95,130              1,068
    Current portion of long-term notes receivable                                              118,272            138,704
    Prepaid expenses and other current assets                                                  183,221             56,096
    Option contract                                                                            359,171                  -
                                                                                          ------------       ------------
        Total current assets                                                                 5,626,280          1,431,178
                                                                                          ------------       ------------
Property, Plant and Equipment, net                                                             114,628             49,856
Investments in Non-Marketable Securities                                                       843,566            843,566
Long-Term Notes Receivable                                                                   3,135,763          7,977,549
Goodwill, net                                                                                3,715,153          2,947,824
Intangible Assets, net                                                                       1,241,701             12,500
Deferred Charges and Other Assets                                                               23,374              2,985
                                                                                          ------------       ------------
       Total assets                                                                       $ 14,700,465       $ 13,265,458
                                                                                          ============       ============
                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Lines of credit                                                                       $     67,189       $    305,160
    Current portion of long-term debt                                                          220,845             24,883
    Accounts payable                                                                           395,383            226,830
    Accrued expenses                                                                           675,681            359,022
    Deferred revenue                                                                           629,248            693,264
                                                                                          ------------       ------------
       Total current liabilities                                                             1,988,346          1,609,159
                                                                                          ------------       ------------
Long-Term Debt, net                                                                            150,047             10,633
Obligation to issue common stock                                                               273,554            223,559
                                                                                          ------------       ------------

       Total liabilities                                                                     2,411,947          1,843,351
                                                                                          ------------       ------------
Commitments, Contingencies and Other Matters

Stockholders' Equity:

Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued and outstanding
Common stock, Class A, $0.01 par value, 23,000,000 shares authorized; 8,233,324
     and 7,798,924 shares issued and outstanding, respectively                                  82,333             77,989
Common stock, Class B, $0.01 par value; 2,000,000 shares authorized; 835,260 and
     896,589 shares issued and outstanding, respectively                                         8,353              8,966
Common stock, FSAH Class B $0.001 par value; 10,000,000 shares authorized; 2,671,087
     and 2,671,087 shares issued and outstanding, respectively                                     600                600
Additional paid-in capital                                                                  64,602,803         63,904,557
Accumulated deficit                                                                        (52,411,167)       (52,570,005)
Accumulated comprehensive income                                                                 5,596                  -
                                                                                          ------------       ------------
Total Stockholders' Equity                                                                  12,288,518         11,422,107
                                                                                          ------------       ------------
Total Liabilities and Stockholders' Equity                                                $ 14,700,465       $ 13,265,458
                                                                                          ============       ============

                 See notes to consolidated financial statements

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 2005, 2004 AND 2003

                                                                         2005               2004               2003
                                                                     ------------       ------------       ------------
Revenues                                                             $  2,299,254       $  2,367,463       $  3,141,448
Operating Expenses:
    Cost of sales                                                       1,136,497          1,405,728          2,005,598
    Selling, general and administrative                                 1,762,165          1,776,619          2,315,056
    Amortization of intangibles                                            23,809             18,250             67,000
    Depreciation                                                           20,896             39,205             68,428
                                                                     ------------       ------------       ------------
       Total operating expenses                                         2,943,367          3,239,802          4,456,082
                                                                     ------------       ------------       ------------
         Operating loss                                                  (644,113)          (872,339)        (1,314,634)
Other Income (Expense)                                                    158,043             11,801            (17,443)
Foreign Currency Gain                                                      81,773          1,287,291          1,763,115
Interest Income                                                           586,830            628,737            650,329
Interest Expense                                                          (23,695)           (25,385)           (12,318)
                                                                     ------------       ------------       ------------
   Income from continuing operations before income taxes                  158,838          1,030,105          1,069,049
Provision for Income Taxes                                                      -                  -                  -
   Income from continuing operations                                      158,838          1,030,105          1,069,049

Discontinued Operations:
    Loss from operations, net of income taxes of $0, $0 and $0,
      respectively                                                              -                  -           (736,947)
    Loss on disposition, net of income taxes of $0, $0 and $0,
      respectively                                                              -            (27,582)          (262,754)
                                                                     ------------       ------------       ------------
Net Income                                                           $    158,838       $  1,002,523       $     69,348
                                                                     ============       ============       ============

Income (Loss) Per Share:
 Basic:

    Continuing operations                                            $       0.02       $       0.12       $       0.12
    Discontinued operations                                                 (0.00)             (0.00)             (0.11)
                                                                     ------------       ------------       ------------
         Net Income                                                  $       0.02       $       0.12       $       0.01
                                                                     ============       ============       ============

 Diluted:
   Continuing operations                                             $       0.02       $       0.11       $       0.10
   Discontinued operations                                                   0.00               0.00              (0.10)
                                                                     ------------       ------------       ------------
       Net Income                                                    $       0.02       $       0.00       $       0.00
                                                                     ============       ============       ============

Weighted Average Common Stock Outstanding:
    Basic:                                                              8,791,121          8,575,579          8,704,620
                                                                     ============       ============       ============
    Diluted:                                                            9,170,411          9,089,113         10,345,994
                                                                     ============       ============       ============


                 See notes to consolidated financial statements.

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
                     YEARS ENDED JUNE 30, 2005 2004 AND 2003

                                            Silverstar                      Silverstar                   First South Africa
                                           Holdings Ltd.                    Holdings Ltd.                      Holdings
                                               Class A                         Class B                         Class B
                                            Common Stock                     Common Stock                    Common Stock
                                    -----------------------------   -----------------------------     ----------------------------
                                       Shares            Amount        Shares           Amount           Shares          Amount
                                    ------------     ------------   ------------     ------------     ------------    ------------

YEAR ENDED JUNE 30, 2003:

BALANCE, JUNE 30, 2002                 8,001,310     $     80,013        946,589     $      9,466        2,671,087    $        600

Purchase and retirement of
  treasury stock                        (171,700)          (1,717)             -                -                -               -
Stock redemption -                             -
  (sale of subsidiary)                  (325,686)          (3,257)             -                -                -               -
 Net Income                                    -                -              -                -                -               -

Balance, June 30, 2003                 7,503,924           75,039        946,589            9,466        2,671,087             600
                                    ============     ============   ============     ============     ============    ============

YEAR ENDED JUNE 30, 2004:

Stock issued                             245,000            2,450              -                -                -               -
 Conversion of shares                     50,000              500        (50,000)            (500)               -               -
 Net Income                                    -                -              -                -                -               -

Balance, June 30, 2004                 7,798,924           77,989        896,589            8,966        2,671,087             600
                                    ============     ============   ============     ============     ============    ============


YEAR ENDED JUNE 30, 2005:

Stock issued/Acquisition                 377,371            3,774              -                -                -               -
Conversion of shares                      61,329              613        (61,329)            (613)               -               -
Exercise of stock options                 15,000              150              -                -                -               -
Stock-based compensation                       -                -              -                -                -               -
Warrants issued - acquisition                  -                -              -                -                -               -
 Purchase and retirement
 of treasury stock                       (19,300)            (193)             -                -                -               -
     Net Income                          158,838                -        158,838
    Other comprehensive income
       foreign currency translation
       adjustment, net of taxes                -                -              -                -                -               -
                                    ------------     ------------   ------------     ------------     ------------    ------------
Balance, June 30, 2005              $  8,233,324     $     82,333   $    835,260     $      8,353     $  2,671,087             600
                                    ============     ============   ============     ============     ============    ============

                                                                         Accumulated
                                        Additional                          Other
                                         Paid-in       Accumulated      Comprehensive
                                         Capital          Deficit           Income           Total
                                       ------------     ------------     ------------    ------------

YEAR ENDED JUNE 30, 2003:

BALANCE, JUNE 30, 2002                 $ 63,763,870     $(53,641,876)        $      -    $ 10,212,073

Purchase and retirement of
  treasury stock                            (23,418)               -                -         (25,135)
Stock redemption -
  (sale of subsidiary)                     (227,980)               -                -        (231,237)
 Net Income                                       -           69,348                -          69,348

Balance, June 30, 2003                   63,512,472      (53,572,528)               -    $ 10,025,049
                                       ============     ============     ============    ============

YEAR ENDED JUNE 30, 2004:

Stock issued                                392,085                -                -         394.535
 Conversion of shares                             -                -                -               -
 Net Income                                       -        1,002,523                -       1,002,523

Balance, June 30, 2004                   63,904,557      (52,570,005)               -    $ 11,422,107
                                       ============     ============     ============    ============

YEAR ENDED JUNE 30, 2005:

Stock issued/Acquisition                    513,603                -                -         517,377
Conversion of shares                              -                -                -               -
Exercise of stock options                     6,500                -                -           6,650
Stock-based compensation                     32,000                -                -          32,000
Warrants issued - acquisition               167,400                -                -         167,400
 Purchase and retirement
 of treasury stock                          (21,257)               -                -         (21,450)
    Net Income
    Other comprehensive income
       foreign currency translation
       adjustment, net of taxes                   -                -            5,596           5,596
                                       ------------     ------------     ------------    ------------
Balance, June 30, 2005                 $ 64,602,803     $(52,411,167)    $      5,596    $ 12,288,518
                                       ============     ============     ============    ============

                 See notes to consolidated financial statements.

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED JUNE 30, 2005, 2004 AND 2003

                                                                 2005            2004            2003
                                                             -----------     -----------     -----------
Cash Flows from Operating Activities:
    Net income from continuing operations                    $   158,838     $ 1,002,523     $ 1,069,049
    Provision for doubtful accounts                               79,271               -           3,365
    Depreciation and amortization                                 44,705          57,455         135,428
    Stock-based compensation                                      49,995               -               -
    Common stock warrants issued for services                     32,000               -               -
    Unrealized foreign currency gains                           (300,390)     (1,261,824)     (1,704,106)
    Non-cash interest income on notes receivable                (433,416)       (611,720)       (603,984)
    Changes in operating assets and liabilities, net            (230,348)       (206,713)        193,261
    (Increase) Decrease in other assets                                -           3,145          (2,274)
    Loss on disposal of fixed assets                                   -          51,065             182
                                                             -----------     -----------     -----------

        Net Cash Used in Continuing Operations                  (599,345)       (966,069)       (909,079)
        Net Cash Used in Discontinued Operations                       -               -        (247,000)
                                                             -----------     -----------     -----------
        Net Cash Used in Operating Activities                   (599,345)       (966,069)     (1,156,079)
                                                             -----------     -----------     -----------

Cash Flows from Investing Activities:

    Acquisition of property, plant and equipment                  (3,158)           (542)        (24,701)
    Proceeds on disposal of property, plant and equipment              -           1,220               -
    Acquisition of non-competitive agreement                      (2,906)              -               -
    Purchase of option premium                                  (190,257)              -               -
    Proceeds from repayment of long-term note receivable       5,420,720         218,679         115,308
    Cash paid for acquisition of subsidiary                     (682,011)              -               -
                                                             -----------     -----------     -----------

        Net Cash  Provided by Investing Activities           $ 4,542,388     $   219,357     $    90,607
                                                             -----------     -----------     -----------

                 See notes to consolidated financial statements.

Continued on next page

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 2005, 2004 AND 2003

                                                                   2005            2004            2003
                                                               -----------     -----------     -----------
Cash Flows from Financing Activities:
    Short term borrowings, net                                 $  (237,971)    $    86,309     $   168,851
    Repayment of long-term debt                                    (60,692)        (24,605)         (1,282)
    Proceeds from the exercise of stock options                      6,650         302,689               -
    Purchase of treasury stock transactions                        (21,450)              -         (25,135)
                                                               -----------     -----------     -----------
        Net Cash Provided by (Used in) Financing Activities       (313,463)        364,393         142,434
                                                               -----------     -----------     -----------

Effect of exchange rates in cash                                     5,596               -               -
                                                               -----------     -----------     -----------

Net Increase (decrease) in Cash and Cash Equivalents             3,635,176        (382,319)       (923,038)

Cash and Cash Equivalents, Beginning                             1,235,310       1,617,629       2,540,667
                                                               -----------     -----------     -----------

Cash and Cash Equivalents, Ending                              $ 4,870,486     $ 1,235,310     $ 1,617,629
                                                               ===========     ===========     ===========

Supplemental Disclosure of Cash Flow Information:

    Cash paid during the year for interest                     $    23,695     $    25,385     $    12,318
                                                               ===========     ===========     ===========

    Cash Paid during the year for income taxes                 $         -     $         -     $         -
                                                               ===========     ===========     ===========

                 See notes to consolidated financial statements.

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2005, 2004 AND 2003

NOTE 1.  ORGANIZATION AND PRINCIPAL ACTIVITIES OF THE GROUP

Silverstar Holdings, Ltd. (formerly Leisureplanet Holdings Ltd.) (the "Company"), was founded on September 6, 1995. The purpose of the Company has changed from acquiring and operating South African Companies to investing in companies that fit a predefined investment strategy.

On November 17, 2000, the Company acquired Fantasy Sports, Inc. ("Fantasy"). Fantasy specializes in Internet-based subscriptions for NASCAR, college football and basketball and other fantasy sports games. On September 24, 2001, the Company acquired Student Sports, Inc. ("Student Sports"), a media company producing publications, television programs and various marketing initiatives for the high school sports market. In June 2003, the company sold its Student Sports subsidiary and it is reflected as discontinued operations in the accompanying financial statements. (See Discontinued Operations below)

In April 2005, the Company acquired Strategy First Inc. (www.strategyfirst.com), a leading developer and worldwide publisher of entertainment software for the PC. Founded in 1990, the company publishes software games primarily for the PC platform.

Investments have been made in other companies, which are in line with the Company's new focus (see Note 6).

The Company currently has both Class A and Class B common shares. Holders of Class A Common Stock have one vote per share on each matter submitted to a vote of the shareholders and a ratable right to the net assets of the Company upon liquidation. Holders of the common stock do not have preemptive rights to purchase additional shares of Common Stock or other subscription rights. The Class A common stock carries no conversion rights and is not subject to redemption or to any sinking fund provisions. All shares of common stock are entitled to share equally in dividends from legally available resources as determined by the board of directors. Upon dissolution or liquidation of the Company, whether voluntary or involuntary, holders of the common stock, are entitled to receive assets of the Company available for distribution to the shareholders.

Class B and Class A Common Stock are substantially identical except that the holders of Class B Common Stock have 5 votes per share on each matter considered by shareholders. Each share of Class B Common Stock is automatically converted into one share of Class A Common Stock upon sale or death of the shareholder.

DISCONTINUED OPERATIONS

On June 10, 2003, the company sold substantially all assets and liabilities of Student Sports, Inc effective as of May 15, 2003. The consideration for the sale of Student Sports was 325,686 shares of Silverstar Holdings common stock that were returned to the Company as well as the forgiveness of a maximum of 913,745 contingent shares of Silverstar Holdings that could have been payable to former Student Sports shareholders in April 2004. (see Note 11)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                Silverstar Holdings, Ltd. (Parent Company)
                Silverstar Holdings, Inc.
                First South African Management Corp.
                First South African Holdings, Ltd. (FSAH)
                Fantasy Sports, Inc.
                Student Sports, Inc.
                Strategy First, Inc.

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

            CASH

                  The Company currently maintains a substantial amount of cash and cash equivalents with financial institutions in South Africa denominated in South African Rand. Although the Company has entered into a US Dollar South African Rand put/call option to partially protect it against depreciation of the South African Rand, changes in the value of the Rand compared to the U.S. dollar may still have an unfavorable impact on the value of the cash and cash equivalents. In addition, these financial instruments are not subject to credit insurance.

                  The Company maintains deposit balances at U.S. financial institutions that, from time to time, may exceed federally insured limits. The Company maintains its cash with high quality financial institutions, which the Company believes limits risk.

             NOTES RECEIVABLE

                  The Company's notes receivable are to be settled in South African Rand by South African companies. The Company's ability to collect on these notes may be affected by the financial condition of the debtor's economic conditions in South Africa and the value of the South African Rand, as compared to the U.S. dollar. In addition, the Company's ability to withdraw
                  these  funds  from  South   Africa  after   collection   while
                  unrestricted at present, may be subject to approval by the South African government.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of long-term notes receivable approximates fair values since interest rates are keyed to the South African prime lending rate. The carrying value of long-term debt approximates fair value since there terms are consistent with prevailing market rates.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Equipment is depreciated over 3 to 10 years. Leasehold improvements are amortized over the shorter of the terms of the related leases and their estimated useful lives.

SOFTWARE DEVELOPED FOR INTERNAL USE

As a result of the acquisition of Fantasy in November 2000, the Company has adopted the provisions of AICPA Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed and Obtained for Internal Use". SOP 98-1 requires the capitalization of all internal and external costs incurred to develop internal use software during the application development stage. Fantasy operates its fantasy league through the use of software the company develops. Fantasy develops software to run its fantasy games; however, such costs were not significant during fiscal 2005, 2004 or 2003.

GOODWILL

The Company adopted  Statement of Financial  Accounting  Standards No. 142 (SFAS
142), Goodwill and Other Intangible Assets. Goodwill and other intangible assets with indefinite lives must be tested for impairment on an annual basis. The Company performs this annual impairment test at fiscal year end for goodwill.

SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. SFAS 142 also requires the Company to compare the fair value of an intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized. Fair values for goodwill and other indefinite-lived intangible assets are determined based on discounted cash flows or market multiples as appropriate.

The Company's goodwill represents the excess acquisition cost over the fair value of the tangible and identified intangible net assets of Fantasy Sports acquired in 2000 and Strategy First acquired in 2005. For the years ended June 30, 2005, 2004 and 2003, the Company applied what it believes to be the most appropriate valuation methodology for the reporting unit. If the Company had utilized different valuation methodologies, the impairment test results could differ. There was no impairment of goodwill for the years ended June 30, 2005, 2004 and 2003.

INTANGIBLE ASSETS

Intangible assets include software game titles, trademarks, customer lists, intellectual property and non-competition agreements. Intangible assets, excluding goodwill, are stated on the basis of cost and are amortized on a straight-line basis over estimated lives of three to ten years. Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise. Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets. Should these cash flows not equate to or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required. Customer lists are amortized over a period of three to ten years. The patents, trademarks intellectual property and non-compete agreements related to discontinued operations were amortized over a period of three to twenty five years, up to the time of their disposal (see Note 11).

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company is the United States Dollar; the functional currency of First South African Holdings, Ltd. (FSAH) is the South African Rand; the functional currency of Strategy First, Inc. is the Canadian Dollar. Accordingly, the following rates of exchange have been used for translation purposes:

Assets and liabilities are translated into United States Dollars using exchange rates at the balance sheet date. Common stock and additional paid-in capital are translated into United States Dollars using historical rates at date of issuance. Revenue, if any, and expenses are translated into United States Dollars using the weighted average exchange rates for each year. The resultant translation adjustments for FSAH are reported in the statement of operations since FSAH has sold all its operating subsidiaries. The resultant translation adjustments for Strategy First, Inc. are reported as other comprehensive income.

REVENUE RECOGNITION

Revenues generated by Fantasy are seasonal from mid-February to the end of November. Fantasy collects its revenue at the beginning and mid-point of the season and recognizes this deferred revenue pro rata over the season.

Strategy First distributes the majority of its products through third-party software distributors to mass-merchants and major retailers and directly to certain PC software retailers, all of which have traditionally sold consumer entertainment PC software products. Additionally, Strategy may license its products to distributors in exchange for royalty payments. The distribution of products is governed by purchase orders, distribution agreements or direct sale agreements, most of which allow for product returns and price markdowns. For product shipments to these software distributors or retailers, Strategy records a 30% provision for product returns and price markdowns as a reduction of gross sales at the time the product passes to these distributors or retailers.

The provision for anticipated product returns and price markdowns is primarily based upon Strategy's analysis of historical product return and price markdown results. Should product sell-through results at retail store locations fall significantly below anticipated levels the adequacy of this allowance may be insufficient. Strategy will review the adequacy of its allowance for product returns and price markdowns and if necessary will make adjustments to this allowance on a quarterly basis.

In the case of royalty income, Strategy will record this income when earned based on sales reports from its distributors. In many cases, Strategy receives guaranteed royalty income and these revenues are recorded upon performance of deliverables per the royalty agreements. These amounts are carried as accounts receivable until paid.

Revenues from Student Sports are presented in Discontinued Operations

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising costs incurred for continuing operations for the year ended June 30, 2005, were $196,861 of which $186,170 was incurred by Fantasy Sports, Inc. For the years ended June 30, 2004 and 2003 advertising expenses were $291,200, and $267,857, respectively. Advertising costs incurred for discontinued operations during the year ended June 30, 2003, were $7,015.

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

If the Company used the fair value-based method of accounting to measure compensation expense for options granted at grant date as prescribed by SFAS No. 123, income and loss per share from continuing operations would have been reduced to the proforma amounts indicated below.

                                                                2005             2004            2003
                                                            -----------      -----------     -----------
        Income from continuing operations as reported       $   158,838      $ 1,030,105     $ 1,069,049
        Less: Compensation expense for options
             awards determined by the fair-value -based
              method                                           (677,245)         (88,888)        (15,472)
                                                            -----------      -----------     -----------
        Proforma net income/(loss) from continuing
             operations                                     ($  518,407)     $   941,217     $ 1,053,577
                                                            ===========      ===========     ===========
        Basic:
              As reported                                        $0.02            $0.12           $0.12
              Pro forma                                         ($0.05)           $0.11           $0.12

         Assuming Full dilution:
              As reported                                        $0.02            $0.11           $0.10
              Pro forma                                         ($0.04)           $0.10           $0.10

The weighted average grant date fair value of options granted in 2005, 2004 and 2003 and the significant assumptions used in determining the underlying fair value of each option grant on the date of the grant utilizing the Black Scholes option pricing model were as follows:

                                                                         2005             2004            2003
                                                                         ----             ----            ----
          Weighted average grant-date fair value of
             options granted                                             $0.94           $1.44            $0.14
          Assumptions:

             Risk free interest rate                                  3.19-4.01%         3.17 %          3.14 %
             Expected life                                             3-5 Years        5 Years          5 Years
             Expected volatility                                       126-142%           142%            127%
             Expected dividend yield                                     0.00%            0.0%            0.0%

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". This standard replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board (`APB') Opinion No. 25, "Accounting for Stock Issued to Employees." The standard requires companies to expense the fair value of stock option on the grant date and is effective for annual periods beginning after June 15, 2005. In accordance with the revised statement, the expense attributable to stock options granted or vested subsequent to July 1, 2005, will be required to be recognized by the Company. Based on existing unvested option agreements the company anticipates an additional expense of approximately $68,000 in fiscal 2006 which could increase if additional options are granted during the fiscal year.

NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares which includes the dilutive effect of stock options, warrants, and shares to be issued in connection with the acquisition of Student Sports (see Note 3). Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. The dilutive effect of shares to be issued in connection with the acquisition of Student Sports is computed using the average market price for the quarter. The diluted share base for the year ended June 30, 2002 excludes shares of 1,737,910. These shares are excluded due to their anti-dilutive effect as a result of the Company's loss from continuing operations during 2002.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, (revised 2004) (SFAS 123R) "Share-Based Compensation" revising SFAS 123, Accounting for Stock-Based Compensation and superseding APB 25, "Accounting for Stock Issued to Employees". This SFAS eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS 123 as originally issued. SFAS 123R establishes standards for the accounting of transactions in which a company exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the company' equity instruments or that may be settled by the issuance of equity instruments. This SFAS focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions, and does not change the accounting guidance for share-based payment transactions with parties other than employees. This SFAS requires a public company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).

That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS 123R becomes effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, (SFAS 153) "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29". Opinion 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance. The Company expects that the adoption of SFAS 153 will not have a material effect on the Company's financial position, results of operations or cash flows.

FASB Staff Position No. 109-2 (FSP 109-2), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", provides guidance under SFAS 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations." FIN No. 47 clarifies the meaning of the term CONDITIONAL ASSET RETIREMENT OBLIGATION as used in SFAS 143, "Accounting for Asset Retirement Obligations" and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

On May 5, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections ("SFAS 154"), a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. The requirements of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3.  ACQUISITIONS

On April 21, 2005, the Company acquired Strategy First Inc. (www.strategyfirst.com.), a leading developer and worldwide publisher of entertainment software for the PC. We acquired the company through the jurisdiction of the Montreal bankruptcy court. As per the approved plan of arrangement, we paid consideration to creditors of approximately $609,000 in cash; we issued approximately 377,000 shares of Common Stock; warrants to purchase 200,000 shares of common stock; assumed approximately $400,000 in existing bank debt, as well as contingent consideration based on the future profitability of Strategy First.

The costs of the acquisition were allocated on the basis of the estimated fair values of the assets acquired and liabilities assumed. The acquisition was accounted for as a purchase. The intangible assets identified in connection with the acquisition were recorded (and amortized where applicable) in accordance with the provisions of SFAS No. 142.

        Acquisition cost               $1,370,544
                                       ==========

        Net assets acquired:
           Current assets              $  297,244
           Fixed assets                    82,664
           Goodwill                       764,089
           Intangible assets            1,245,157
                                       ----------
                 Total assets           2,389,154
           Current liabilities            624,183
           Long-term debt                 394,397
                                       ----------
                 Total liabilities      1,018,580
                                       ----------
                                       $1,370,574

NOTE 4.  ACCOUNTS RECEIVABLE

                                                              2005           2004
                                                           ---------      ---------
                Accounts receivable                        $ 253,834      $   1,068
                Less:  provision for returns                (122,080)             -
                Less:  allowance for doubtful accounts       (36,624)             -
                                                           ---------      ---------
                                                           $  95,130      $   1,068

        NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

                                             2005           2004
                                          ---------      ---------

        Plant and equipment               $ 289,083      $ 204,447
        Motor vehicles                       34,912         34,912
                                          ---------      ---------
                                            323,995        239,359
        Less accumulated depreciation      (209,367)      (189,503)
                                          ---------      ---------
                                          $ 114,628      $  49,856
                                          =========      =========

Depreciation expense was $20,896, $39,205 and $94,680 for the years ended June 30, 2005, 2004 and 2003, respectively. Of this depreciation expense, $26,252, was included in discontinued operations for the year ended June 30, 2003.

NOTE 6.  INVESTMENTS IN NON-MARKETABLE SECURITIES

A summary of the investments in non-marketable securities on the consolidated balance sheet is presented below:

                                                   Effective
                                                   Percentage          As of and for the Year Ended
                                                   Ownership        June 30, 2005       June 30, 2004
                                                    --------          --------            --------
        Investments In
           Unconsolidated Affiliates:
              Magnolia Broadband, Inc.            2.9% and 13%         831,066             831,066
              Other                                                     12,500              12,500
                                                                      --------            --------
                                                                      $843,566            $843,566
                                                                      ========            ========

MAGNOLIA BROADBAND, INC.

On April 14, 2000, the Company purchased 3,447,774 shares of Series A Preferred stock in Magnolia Broadband ("Magnolia"), for consideration of $2,500,000, $1,300,000 of which was recorded as goodwill. The goodwill relating to the Company's investment in Magnolia was being amortized over a three-year period. Effective July 1, 2001, the Company adopted SFAS 142 (see Note 2) at which time the unamortized balance was $831,066. Such goodwill is no longer being amortized and at June 30, 2002, such goodwill was not considered impaired.

On March 9, 2001, the Company loaned Magnolia $250,000. In October 2001, the Company loaned Magnolia $200,000, these notes were converted into new Series A Preferred Stock in March 2002.

Magnolia has successfully raised over $25 million since its inception from investors such as SCP Private Equity Partners, Draper Fisher Gotham Ventures, eCentury and Intel Capital. Despite its excellent technical achievements, Magnolia will need to obtain additional funding to fund its future operations until it achieves revenues and profitability. There is no assurance that it will be able to do so in the future.

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

In assessing the fair value of our investment in Magnolia, we monitor their progress through monthly board meetings and additional formal and informal communications. Magnolia, since inception, has set technical goals and timelines, which were invariably met or surpassed. Furthermore, the company excelled in hiring high level technical staff with advanced degrees and experience in management of corporations such as Nokia, Bell Labs, Motorola, and Anadigics. The willingness of highly qualified individuals to leave established corporations for a start-up opportunity provided validation for our belief in Magnolia's potential. This promise was further validated by the significant investments made by leading venture capital funds in various tranches from 2002 through August 2005, and by positive field trials and responses from potential customers, most notably SK Telecom and Sprint PCS.

Based on Magnolia's achievements, some of which are summarized above, the Company concluded that these positive accomplishments support the variables considered in developing the valuations for the private placement transactions which the Company used as a basis for concluding that its investment in Magnolia was not reflected at a value in excess of fair value on its financial statements.

The Company's ongoing monitoring and evaluation described above continues. Over the next twelve months, among other goals, Magnolia anticipates commercial production of its first Chipset product, as well as production of a second commercial Chipset product. Furthermore, it plans to have successfully completed integration of these products into commercial handsets thereby generating sales revenue for the first time. The Company will continue to monitor Magnolia's progress and will evaluate the carrying value of its investment based upon these milestones being met.

In performing our analysis of the possible impairment of our investment in Magnolia as of June 30, 2003, 2004 and 2005, we considered our investment in Magnolia in total in accordance with paragraph 19(h) of APB No. 18.

In performing our analysis for 2003, we looked to the $6 million in financing Magnolia received in July 2003 from a Series C Preferred Stock Purchase Agreement with existing investors. Under this agreement, Magnolia received additional funds from further sales of Series C Preferred Stock to these investors if certain operational milestones were met. The Company determined that based on the $6 million funding received from Magnolia in July 2003 and the progress Magnolia had made in developing its technology and meeting milestones, the Company's investment in Magnolia was not considered impaired at June 30, 2003. We again computed the fair value of our holdings in Magnolia Broadband by multiplying the number of shares we owned by the July 2003 private placement price, which resulted in a fair value that was greater than the carrying value of our investment.

In performing our analysis for 2004, we looked to the $6 million in financing Magnolia received in July 2003 from a Series C Preferred Stock Purchase Agreement with existing investors, as well as the convertible notes received by Magnolia in April 2004. The Company determined that based on the $6 million funding received from Magnolia in July 2003 and the terms of the notes, as well as the progress Magnolia had made in developing its technology and meeting milestones, as described above, the Company's investment in Magnolia was not considered impaired at June 30, 2004. We again computed the fair value of our holdings in Magnolia Broadband by multiplying the number of shares we owned by the July 2003 private placement price, as well as the conversion price of the April 2004 Convertible Note, which resulted in a fair value that was greater than the carrying value of our investment.

In performing our analysis for 2005, we looked to the $13.5 million in financing Magnolia received during the fiscal year from existing and major outside investors as well as the progress Magnolia had made in developing its technology and meeting milestones, as described above. The Company's investment in Magnolia is not considered impaired at June 30, 2005. We again computed the fair value of our holdings in Magnolia Broadband by multiplying the number of shares we owned by the price for shares paid by investors in the last placement round, which resulted in a fair value that was greater than the carrying value of our investment. Additionally we looked to an independent analysis of Magnolia's value performed by a leading investment bank and concluded from this, as well, that the fair value of our holdings was greater than the carrying value of our investment.

NOTE 7.  LONG-TERM NOTES RECEIVABLE

In connection with the sale of Lifestyle, which was completed in November 2000, as well as the earlier sale of two other subsidiaries, the Company received as partial consideration three notes receivable denominated in South African Rand. These notes are subject to foreign currency risk and a portion of one is subject to certain performance requirements of the debtor. Two of the notes require monthly payments ranging from R50,000 ($8,000) to R30,000 ($5,000). The Company has received all scheduled payments with respect to the first of these notes, including interest in a timely fashion. The second note has a balance of approximately $50,000 outstanding. The third note was for R52 million ($8 million) of which R20 million ($3.1 million) (plus accrued interest) has been treated as contingent consideration to be recorded when collected as it is secured only by the debtor's stock in Lifestyle and therefore collection is not assured. R31.4 million ($4.8 million) of the third note, is payable as the borrower collects on junior debt. In December 2004, the Company received payment for this R31.4 million portion of the note. Further payments on this note are dependent on circumstance related to the disposition of the stock that serves as security for the note.

With respect to the Lifestyle note, the Company's South African subsidiary, First South African Holdings (Pty) Ltd (FSAH) holds the remainder (approximately $3.5 million) of the original note receivable, in the face amount of $8,000,000 from Salwin Investments (Pty) Ltd, a special purpose company, owned by First Lifestyle Holdings management. The purpose of the transaction was to enable the management of First Lifestyle Holdings (five executive directors) to acquire shares in First Lifestyle Holdings Limited. Remainder of this note is payable on the following basis:

      (a) The shareholders of Salwin can inject funds into the company in order to reduce the debt, without penalty.

      (b) Should Salwin dispose of its shares in and claims against First Lifestyle, the proceeds will be used to settle the Note. If there is any shortfall in the proceeds, such amount will be written off.

      (c) Any outstanding liability will irrevocably terminate on the 20th anniversary of the Note, November 2020.

The repayment by First Lifestyle of the junior debt owed to Salwin will at all times be subject to the senior debt covenants that govern the relationship between First Lifestyle and its bankers. As of June 30, 2005, the Company had received payment from Salwin of R 31.4 million in principal and interest. The Company continues to accrue interest on the remaining R 18 million) portion of the Note that it recorded upon the sale of First Lifestyle The Company monitors the financial results of First Lifestyle Holdings on a quarterly and annual basis. It is the Company's opinion that First Lifestyle is generating sufficient cash flow to meet its senior debt obligations and senior bank covenants and that the Lifestyle shares securing the note are of sufficient value to cover repayment of the loan.

Having acquired, owned and operated the South African businesses, the Company is well acquainted with the First Lifestyle Group, its management and its assets. The cash flow generated by First Lifestyle has enabled it to pay down all its Junior and Subordinated debt. Going forward, the management of Lifestyle cannot realize value for their shares in Lifestyle prior to the payment of the Salwin note. Based on these factors, the Company, has therefore concluded that its note receivable from Salwin will be collected through the efforts of Lifestyle management who will act to secure free access to their shares in Lifestyle currently encumbered by the Salwin note agreement. The timing of full payment on the loan is undetermined.

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

These notes bear interest at rates based on the lower of the South African Bankers Acceptance rate or 12% (at June 30, 2005 the rate was 7%). Notes receivable include accrued interest of approximately $108,067.

                                                    JUNE 30,
                                           2005                   2004
                                        ----------            ----------
        Balance                         $3,254,035            $8,116,253
        Less current portion               118,272               138,704
                                        ----------            ----------
        Long-term portion               $3,135,763            $7,977,549
                                        ==========            ==========


NOTE 8.  INTANGIBLE ASSETS

The components of amortized intangible assets as of June 30, 2005 and 2004 is as follows:

Balance at June 30, 2005            Gross Carrying   Accumulated
                                         Amount      mortization           Total
                                      ----------      ----------       ----------
        Customer lists                $  215,000      ($ 204,500)      $   10,500
        Game titles                    1,220,802         (20,347)       1,200,455

        Covenant not to compete           32,555          (1,809)          30,746
                                      ----------      ----------       ----------


        Balance at June 30, 2005      $1,468,357      ($ 226,656)      $1,241,701
                                      ==========      ==========       ==========


        Balance at June 30, 2004

        Customer lists                $  215,000      ($ 202,500)      $   12,500
                                      ==========      ==========       ==========


Amortization expense for intangible assets was $23,809, $18,250, and $112,938 for the years ended June 30, 2005, 2004 and 2003, respectively. Of this amortization expense $45,938, was included in discontinued operations for the year end of June 30, 2003.

Estimated amortization expense for the five succeeding fiscal years is as follows:

             2006                                           $134,932
             2007                                           $134,932
             2008                                           $133,123
             2009                                           $124,080
             2010                                           $124,080
             Thereafter                                     $590,554


NOTE 9.  DEBT

LINES OF CREDIT

In June 2002, Fantasy Sports obtained a secured line of credit facility from UBS for borrowings up to $1.0 million, which is fully secured against cash balances held in the Company's account. This facility is due on demand and has an interest rate of 3.0%. The balance outstanding under this line of credit at June 30, 2005 and 2004 was $67,189 and $305,160, respectively.

LONG TERM DEBT

                                          2005            2004
                                       ---------       ---------
        Vehicle loans                  $  10,633       $  16,276
        Working Capital loan             360,259               -
        Capital lease obligations              -          19,240
                                       ---------       ---------
                                         370,892          35,516
        Less current portion            (220,845)        (24,883)
                                       ---------       ---------
        Long-term debt, net            $ 150,047       $  10,633
                                       =========       =========

Scheduled debt maturities for the next five fiscal years are $220,845 in fiscal 2006 and, $150,047 in fiscal 2007.


NOTE 10. INCOME TAXES

The components of the Company's provision for income taxes were as follows:

                                    2005         2004          2003
                                    ----         ----          ----
          Current:
             Federal            $       -     $     -       $      -
             Foreign                    -           -              -
             State                      -           -              -
                                ----------    --------     ---------
                                        -           -              -
                                ----------    --------     ---------
          Deferred:
             Federal                    -           -              -
             Foreign                    -           -              -
             State                      -           -              -
                                ----------    ---------    ---------
                                        -           -              -
                                ----------    ---------    ---------
                                $       -    $      -      $       -
                                ==========    ========      ========

A reconciliation of income tax computed at the statutory rates to income tax expense (benefit) is as follows:

                                                                2005             2004             2003
                                                                ----             ----             ----

          Tax expense at the statutory rate                    $49,432          $340,858          $23,578
          Tax effect on Income (loss) of non-US
             operations                                         61,768          (324,908)        (120,201)
          State and provincial income taxes, net
            of federal income tax                               15,669             1,446           (8,526)
          Change in effective tax rate                        (128,330)                -                -
          Permanent differences                                  3,851               447            7,407
          Valuation allowance                                   (2,390)          (17,843)          97,742
                                                               --------         ---------        --------
                                                         $           -     $           -    $           -
                                                         =============     =============    =============

At June 30, 2005, the Company has available U.S. net operating loss carry forwards of approximately $4,591,581 which expire through 2023 and Canadian net operating loss carry forwards of approximately $3,210,000 which expire through 2013.

In addition to the net operating loss carry forward, the Company had deferred tax assets which relate primarily to amortization of goodwill and fixed assets recorded at different rates for tax and book purposes, deferred revenue that is deferred for book purposes but is recognized when received for tax purposes, and accrued prize winnings which is accrued for book purposes but deductible when paid for tax purposes. As of June 30, 2005 and 2004, a valuation allowance has been established against the deferred tax asset since the Company believes it is more likely than not that that the amounts will not be realized.

The components of the deferred tax assets (liabilities) were as follows at June 30, 2005 and 2004:

           Current:                                 2005                  2004
                                                    ----                  ----
              Net operating losses           $ 2,763,820           $ 1,717,938
              Accrued prize winnings              91,530                57,062
              Accrued postage                          -                 5,920
              Deferred revenue                   251,699               256,508
                                              ----------            ----------
                                               3,107,049             2,037,428
                                              ----------            ----------
           Long-term:

              Amortization of goodwill          (269,526)             (161,007)
              Depreciation                        53,559                 8,261
                                              ----------            ----------
                                                (215,967)             (152,746)
                                              ----------            ----------
                                               2,891,082             1,884,682
           Total valuation allowance          (2,891,082)           (1,884,682)
                                              ==========            ==========
           Deferred tax asset                $         -           $         -
                                              ==========            ==========

The Silverstar Holdings Limited is a Bermuda registered corporation where there are no income tax laws applicable.

FSAH, a South African registered corporation, incurred no income tax charges in fiscal year 2005 and 2004.

First South Africa Management Corp. Fantasy Sports, Inc. and Student Sports, Inc., are U.S. registered corporations and did not incur any income tax provision for 2005, 2004 and 2003.

At June 30, 2005, no provision for income taxes has been made on approximately $513,000 of foreign earnings, which are expected to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company could be subject to U.S. income taxes (subject to adjustment for foreign tax credits, if any), state income taxes, and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred U.S. tax liability is not practicable because of the complexities associated with this hypothetical calculation.

In December 2004, the FASB issued FASB Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004" ("FSP 109-2"), The American Jobs Creation Act of 2004 (the "Act") provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated as defined in the Act. FASB Statement No. 109, "Accounting for Income Taxes," requires adjustments of deferred tax liabilities and assets for the effects of a change in tax laws or rates in the period that includes the enactment date. FSP No. 109-2 provides an exception to allow an enterprise time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109.

The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.


NOTE 11.   DISCONTINUED OPERATIONS

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

The following summarizes the operating results of Student Sports, discontinued operations:

                                         ELEVEN MONTHS
                                              ENDED
                                             MAY 15,
                                              2003
                                          ===========
        Revenue                           $ 1,285,065
                                          ===========
        Operating loss                    $ ( 736,947)
                                          ===========
        Loss on disposal                  $  (262,754)
                                          ===========


                  CALCULATION OF LOSS ON SALE OF STUDENT SPORTS

Book value of assets transferred                          $ 1,487,245
Cost of shares issued at acquisition                          175,220

Liabilities transferred                                      (501,660)
Liability to issue shares relieved, at cost                  (666,814)
Common shares returned at fair value on date of sale         (231,237)
                                                          -----------

      Loss on disposition                                 $   262,754
                                                          ===========

NOTE 12: CASH FLOWS

Changes in operating assets and liabilities consist of the following:

                                                                                           2005            2004           2003
                                                                                        ----------      ---------       ---------
          Decrease (increase) in accounts receivable                                    $  (44,120)     $  16,748       $   5,413
          Decrease (increase) in inventories                                                18,845        148,734         (46,483)
          Decrease (increase) in prepaid expenses and
            current assets                                                                  (2,115)        83,425         (20,010)
          Increase (decrease) in overdraft                                                       -           (567)            567
          (Decrease) increase in accounts payable                                         (169,746)      (255,867)        222,480
          (Decrease) increase in accrued expenses and
             deferred revenue                                                              (33,212)      (199,186)         31,294
                                                                                        ----------      ---------       ---------

                                                                                        $ (230,348)     $(206,713)      $ 193,261
                                                                                        ==========      =========       =========

          Net cash  provided  used  in  discontinued  operations
             consists  of the following:
                Net loss of discontinued operations                                     $      -       $        -       $(999,700)
                Impairment of intangible assets                                                  -              -         322,000
                Depreciation and amortization                                                    -              -          72,190
                Bad debts expense                                                                -              -           3,700
                Changes in operating accounts                                                    -              -         113,481
                 Loss on Disposal of Fixed Assets                                                -              -           6,502
                Acquisition of property plant and equipment                                      -              -         (21,207)
                Short - term borrowings -net                                                     -              -          96,045
                Repayment of long term debt                                                      -              -         (14,812)
                Proceeds from equipment loans                                                    -              -         322,000
             Cash (included in)  from net assets from
              discontinued operations                                                            -              -               -
                Net loss on sale of assets                                                       -              -         174,801
                                                                                        ----------      ---------       ---------
                                                                                        $      -        $     -       ($247,000)
                                                                                        ----------      ---------       ---------

          Non-cash investing and financing activities:
             Conversion of Class B shares to common
             Shares                                                                     $      613      $     500       $       -
                                                                                        ==========      =========       =========
             Retirement of treasury shares                                              $               $       -       $  25,135
                                                                                        ==========      =========       =========
             Financing of vehicle purchase                                              $                $      -       $  22,800
                                                                                        ==========      =========       =========
             Warrants issued for acquisition                                            $               $       -       $       -
                                                                                        ==========      =========       =========
             Stock issued for acquisition                                               $  167,400      $       -       $       -
                                                                                        ==========      =========       =========
                                                                                        $  517,676      $       -       $       -
                                                                                        ==========      =========       =========
         Issuance of debt for acquisition                                               $  394,395      $       -       $       -
                                                                                        ==========      =========       =========


NOTE 13.  BUSINESS SEGMENT INFORMATION

As a result of the acquisition of Strategy First on April 21, 2005 (see Note 3), the Company now operates in two segments - entertainment software and internet fantasy sports games. The operations of the entertainment software specialize in the publishing of software games for the PC platform The operations of the Internet fantasy sports games segment specialize in Internet-based subscriptions for NASCAR, college football and basketball and other fantasy sports games. Management has chosen to organize the enterprise around differences in products and services it provides.

During fiscal year 2003 the Company had two reportable segments, which included strategic business units that offered different products and services. These business units were managed separately as Student Sports provided marketing services and Fantasy Sports provided entertainment services. As the company changed its focus, the Company sold Student Sports which is therefore being reported as discontinued operations. As a result, continuing operations for the fiscal years ending June 30, 2004 and June 30, 2003 reflect that the company operated in only one segment, consisting of fantasy sports games.

Information concerning identifiable assets as of June 30, 2005 and 2004 for the segments in which the Company operated are shown in the following table. Corporate assets are principally cash and notes receivable.

                                              YEAR ENDED JUNE 30,
IDENTIFIABLE ASSETS:                         2005             2004
                                         -----------      -----------
Segments:

     Entertainment software              $ 2,345,845      $         -
      Internet fantasy sports games        3,195,566        3,230,867
                                         -----------      -----------
                                           5,541,411        3,230,867
      Corporate                            9,159,054       10,034,591
                                         -----------      -----------

Consolidated Totals                      $14,700,465      $13,265,458
                                         ===========      ===========




EXPENDITURES FOR ADDITIONS TO LONG-LIVED ASSETS:        2005          2004
                                                      --------      --------
Segments:

     Entertainment software                           $685,000      $      -
      Internet fantasy sports games                          -           542
                                                      --------      --------
                                                       685,000           542
      Corporate                                        190,267             -
                                                      --------      --------

Consolidated Totals                                   $875,426      $    542
                                                      ========      ========

 SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 2005, 2004 AND 2003

                                                                                 YEAR ENDED JUNE 30,
                                                                      2005              2004             2003
                                                                   -----------       -----------       -----------
Revenues:
Segments:
          Entertainment Software                                   $   353,343   $             -       $         -
          Internet Fantasy Sports Game                               1,945,911         2,367,463         3,141,448
                                                                   -----------       -----------       -----------

Consolidated Totals                                                $ 2,299,254       $ 2,367,463       $ 3,141,448
                                                                   ===========       ===========       ===========
Income (loss) from continuing operations before income taxes:

Segments:
      Entertainment software                                       $    (2,343)      $         -       $         -
      Internet Fantasy Sports game                                     436,613            72,937          (304,545)
                                                                   -----------       -----------       -----------
                                                                       434,270            72,937          (304,545)
                                                                   ===========       ===========       ===========

Corporate:

      Corporate general and administrative                          (1,078,383)         (945,276)       (1,010,089)
      Other income (expense)                                           158,043            11,801           (17,443)
      Foreign currency gains (losses)                                  81,773         1,287,291         1,763,115
      Internet income                                                  586,830           628,727           650,329
      Interest expense                                                 (23,695)          (25,385)          (12,318)

Income (loss) from continuing operations                           $   158,838       $ 1,030,105       $ 1,069,049
                                                                   -----------       -----------       -----------

Discontinued operations:

      Loss from operations                                                   -           (27,582)         (736,947)
      Loss on disposition                                                    -                 -          (262,754)
                                                                   -----------       -----------       -----------
Net Income                                                         $   158,838       $ 1,002,523       $    69,348
                                                                   ===========       ===========       ===========

NOTE 14. STOCK OPTION PLAN

The Board of Directors has adopted the Company's 1995 Stock Option Plan. The Stock Option Plans provide for the grant of (i) options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code to key employees and (ii) options not so intended to qualify ("Nonqualified Stock Options") to key employees (including directors and officers who are employees of the Company and to directors).

The Stock Option Plans is administered by the Compensation Committee of the Board of Directors. The committee shall determine the terms of the options exercised, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise. No options granted under the Stock Option Plan are transferable by the optionee other than by the will or the laws of descent and distribution.

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

The Stock Option Plans also contains an automatic option grant program for the Directors. Each person who is director of the Company following an annual meeting of shareholders will automatically be granted an option for an additional 15,000 shares of common stock. Each grant will have an exercise price per share equal to the fair market value of the common stock on the grant date and will have a term of five years measured from the grant date, subject to earlier termination if an optionee's service as a board member is terminated for cause.

The Company, through June 30, 2005, has granted options to purchase 1,371,666 shares of common stock under the Plans, of which 160,000 options have been exercised and 90,000 options expired unexercised.

2004 STOCK INCENTIVE PLAN

The Company's board of directors has adopted and the Company's shareholders approved the Company's 2004 Stock Incentive Plan (the "2004 Plan"). The 2004 Plan is intended to provide an incentive to employees (including executive officers), and directors of and consultants to the Company and its affiliates, and is intended to be the successor plan to the 1995 Stock Option Plan (which terminates in November 2005). The 2004 Plan authorizes the issuance of a maximum of 1,000,000 shares of the Company's common stock (subject to adjustment as described in the 2004 Plan) pursuant to stock grants or options to purchase common stock to employees (including officers and directors who are employees) and non-employee directors of, and consultants to, us.

         The 2004 Plan provides for the grant of (i) "incentive stock options" ("ISOs") within the meaning of Section 422(b) of the Internal Revenue Code of 1986, as amended (the "Code"), (ii) non-qualified stock options (which are stock options that do not qualify as ISOs), and (iii) stock awards.

         The 2004 Plan will be administered by our board of directors or a committee of the Company's board of directors consisting of at least two members of the Company's board, each of whom is a "non-employee director" within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934. It is also intended that each member of any such committee will be an "outside director" within the meaning of Section 162(m) of the Code.

         Options granted under the 2004 Plan will be subject to, among other things, the following terms and conditions:

            o The exercise price of each option will be determined by the administrator; provided, however, that the exercise price of an ISO may not be less than the fair market value of our common stock on the date of grant (110% of such fair market value if the optionee owns (or is deemed to own) more than 10% of our voting power).

            o Options may be granted for terms determined by the administrator; provided, however, that the term of an ISO may not exceed 10 years (5 years if the optionee owns (or is deemed to own) more than 10% of our voting power).

            o The maximum number of shares of the Company's common stock for which options may be granted to an employee in any calendar year is 230,000. In addition, the aggregate fair market value of shares with respect to which ISOs may be granted to an employee which are exercisable for the first time during any calendar year may not exceed $100,000.

            o The exercise price of each option is payable in full upon exercise or, if the applicable stock option contract entered into by us with an optionee permits, in installments.

            o Options may not be transferred other than by will or by the laws of descent and distribution, and may be exercised during the optionee's lifetime only by the optionee or his or her legal representatives.

            o Except as may otherwise be provided in the applicable option contract, if the optionee's relationship with us as an employee or consultant is terminated for any reason (other than the death or disability of the optionee), the option may be exercised, to the extent exercisable at the time of termination of such relationship, within three months thereafter, but in no event after the expiration of the term of the option.

            o The Company's may withhold cash and/or shares of the Company's common stock having an aggregate value equal to the amount which we determine is necessary to meet its obligations to withhold any federal, state and/or local taxes or other amounts incurred by reason of the grant or exercise of an option, its disposition or the disposition of shares acquired upon the exercise of the option. Alternatively, the Company may require the optionee to pay us such amount, in cash, promptly upon demand.

The Company, through June 30, 2005, has granted options to purchase 1,371,666 shares of common stock under the Plans, of which 160,000 options have been exercised and 90,000 options expired unexercised.

                                                SHARES         WEIGHTED
                                              SUBJECT TO       AVERAGE
                                               OPTIONS      EXERCISE PRICE
                                             OUTSTANDING      PER OPTION

         Balance at June 30, 2002             1,813,333          3.35

         Granted - plan options                  45,000          0.16
         Expired - plan options                 (30,000)         6.00
         Terminated - non- plan options        (365,000)        (2.58)
                                              ---------
         Balance at June 30, 2003             1,463,333          3.39
                                              ---------

         Granted - plan options                  60,000          1.61
         Expired - plan options                (145,000)         0.79
         Expired - non-plan options             (35,000)         0.35
         Terminated - non- plan options        (130,000)         3.77
         Terminated - plan options              (20,000)         2.19
                                              ---------
         Balance at June 30, 2004             1,193,333          3.68
                                              ---------

         PART III. GRANTED OPTIONS
         Granted non-plan options               450,000          2.00
         Granted-plan options                   390,000          1.37

         PART IV.  EXERCISED OPTIONS            (15,000)         0.43

         Expired - plan options                 (40,000)         5.13
         Expired - non-plan options            (433,333)         4.08
         Terminated - non- plan options
         Terminated - plan options

         Balance at June 30, 2005             1,545,000          2.49

Significant option groups outstanding at June 30, 2005 and related weighted average exercise price and weighted average remaining life are as follows:

                    OPTIONS OUTSTANDING AND EXERCISABLE
           ---------------------- -------------- ----------------- -------------------------
                                                     WEIGHTED              WEIGHTED
                 RANGE OF                            AVERAGE               AVERAGE
                 EXERCISE                            EXERCISE             REMAINING
                  PRICES             SHARES           PRICE            LIFE (IN YEARS)
           ---------------------- -------------- ----------------- -------------------------
              Less than $1.00        125,000          $0.46                  1.42
              $1.00 to $2.19         770,000           1.72                  3.76
              $3.75 to $4.88         250,000           4.75                  2.00
              $5.00 to $6.00         200,000           5.00                  0.60
                                   ---------
                                   1,345,000

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

NOTE 15.  WARRANTS OUTSTANDING

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

In July 2004, 180,000 warrants to purchase one share of Class A common stock at an exercise price of $0.81 per share were granted to a consultant for services to be rendered. These warrants were valued at $115,210 using a Black-Scholes pricing model with the following assumptions: expected volatility of 142%; a risk-free interest rate of 3.19% and an expected life of three years. An expense has been recognized for the fair value of these warrants granted to such non-employees in the amounts of $32,000 for fiscal year 2005. Effective May 1, 2005 the consultant was appointed to the Board at Strategy First and the remainder of his options valued at $83,210 vested immediately. These options were included in compensation expense deducted from income from continuing operations as prescribed by Accounting Principles Board Opinion #25.

In April 2005, 200,000 warrants to purchase one share of Class A common stock at an exercise price of $2.50 per share were granted to former shareholders of Strategy First as part of the consideration paid in connection with the acquisition of that company. These warrants were valued at $167,400 using a Black-Scholes pricing model with the following assumptions: expected volatility of 126%; a risk-free interest rate of 3.77% and an expected life of three years. These warrants vest immediately.

Warrants outstanding at June 30, 2005 were as follows:

         SILVERSTAR HOLDINGS, LTD.

                                            Number of    Exercise      Expiration
                      Warrant                Warrants     Price           Date                   Entitlement
                      -------                --------     -----           ----                   -----------
         Debenture Warrants 2001              52,189      $6.00      July 31, 2007    One share of common stock

         Capital Raising Warrants            150,000      $6.00      July 31, 2007    One share of common stock

         Warrants issued for consulting
         services                            180,000      $0.81      July 31, 2007    One share of common stock

         Warrants issued for acquisition
                                             200,000      $2.50      April 21, 2008   One share of common stock


NOTE 16. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

LEASES

The Company leases office facilities and various equipment under non-cancelable operating leases, expiring through January 2006. Office facility and equipment rent expense included in continuing operations for the years ended June 30, 2005, 2004 and 2003 was approximately $86,000, $95,000 and $137,000, respectively.

Approximate future minimum lease payments under non-cancelable office and equipment lease agreements are as follows:

 YEAR ENDING JUNE 30:

         2006                      114,946
         2007                       45,686
         2008                       18,514
         2009                            -
         2010                            -
                                  --------
                                  $179,146
                                  ========

LITIGATION

The Company, from time to time, is involved in various litigation arising in the ordinary course of business. Based on currently available information, management believes that there are no pending claims that will have a material adverse effect on the Company's operating results or financial position.

EMPLOYMENT AGREEMENTS

SILVERSTAR HOLDINGS LTD.

On January 29, 2005,  the  Company's  Board of Directors  approved an Employment
Agreement with Clive Kabatznik (the "Employment Agreement"). Pursuant to the Employment Agreement, Mr. Kabatznik will serve as the Chief Executive Officer, President and Chief Financial Officer of the Company beginning as of January 1, 2005 and continuing through and until December 31, 2009. As compensation for his services, Mr. Kabatznik will receive an annual base salary of $325,000 increasing by $10,000 in 2006 and increasing to $350,000 per annum from the beginning of 2007 to the end of 2009. During the term of the agreement, the employee shall be entitled to an annual bonus in an amount to be determined by the Company's Board of Directors and Compensation Committee based on results of operations of the Company for each fiscal year starting in the fiscal year ending June 30, 2006. Such bonus will be dependant on the Company's net income from operations achieving a rate of return on equity of not less than 20% annually.

STRATEGY FIRST, INC

On April 21, 2005, Strategy First, Inc., entered into employment agreements with Don McFatridge, Brian Clarke and Richard Therrien. The employment agreements are on an at-will basis and call for salaries of $Cdn 180,000, 160,000 and 75,000, respectively Each employee is entitled to a bonus of up to 30% of their salary at the discretion of Silverstar Holdings. Mr. McFatridge serves as Chief Executive Officer of Strategy First and received options to acquire 75,000 shares of Silverstar Holdings Common Stock. These options vest annually over a three-year period. Mr. Clarke serves as Chief Operating Officer of Strategy First and received options to acquire 75,000 shares of Silverstar Holdings Common Stock. These options vest annually over a three-year period. Mr. Therrien serves as Chief Technology Officer of Strategy First and received options to acquire 25,000 shares of Silverstar Holdings Common Stock. These options vest annually over a three-year period.

OTHER

South African Secondary Tax on Companies at 12.5% is payable on all dividends declared out of distributable reserves of South African companies. There were no dividends of this nature declared in 2005, 2004 or 2003.

During 2005, the Company entered into various contracts with web based and non-web based companies whereby these companies will direct their customers to the Fantasycup.com website. For those customers that register for the fantasy league through the website, the Company will pay commissions ranging from 7.5% to 50% of net revenues depending on the terms of each individual agreement. The term of these agreements are for one year and are renewed annually unless terminated by either party.

In June 2001, the Company entered into an agreement with TWI  Interactive,  Inc.
(TWI), the online arm of International Management Group (IMG). The agreement was designed to assist Fantasy in establishing itself as the premier, independent, subscription-based fantasy sports game producer. TWI and affiliates of IMG will provide exclusive representation and services across a broad spectrum of its sports marketing activities. Under the agreement, the Company will pay TWI a monthly fee of $12,000 and commissions of 20% to 50% of net revenues generated as a result of the services provided by TWI. The agreement also provides for TWI to receive a four-year warrant to acquire 4.68 shares of Fantasy common stock at $47,191 per share. There was no charge to operations in 2001 for the fair value of the warrants since the amount was not considered material. This agreement was terminated in June 2002, and the warrants expired on June 21, 2005 (see Note
16).

On October 7, 2002, Fantasy Sports entered into an agreement with Sports Team Analysis and Tracking Systems of Missouri, Inc. ("STATS"). This agreement subsequently modified on July 21, 2003, calls for STATS to provide hosting, programming, customer service and marketing services for Fantasy Sports. In consideration for these services, Fantasy pays STATS an amount of $23,500 per month, This agreement expires December 31, 2005.

NOTE 17.  QUARTERLY INFORMATION (UNAUDITED)

                                                                         QUARTERS ENDED
                                                         -------------------------------------------------------       ---------
                                                       SEPTEMBER 30,   DECEMBER 31,     MARCH 31,      JUNE 30,
                                                            2004           2004          2005            2005            TOTAL
                                                         ---------      ---------      ---------       ---------       ---------
         Revenues                                      $   610,335    $   505,300    $   249,851     $   933,768     $ 2,299,254


         Income  from continuing operations                125,283        787,207       (646,849)       (106,803)        158,838


         Net income                                        125,283        787,207       (646,849)       (106,803)        158,838


         Net  income per share:
           Basic                                              0.01           0.09          (0.07)          (0.01)           0.02
           Diluted                                            0.01           0.09          (0.07)          (0.01)           0.02


         Weighted average common stock Outstanding:

           Basic                                         8,695,513      8,695,513      8,746,511       9,026,948       8,791,121
           Diluted                                       9,000,345      9,037,886      8,746,511       9,026,948       9,170,411

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

PART V.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and our executive officers and the executive officers of our subsidiaries, their ages and present position are as follows:

                    NAME                       AGE                                  POSITIONS
     ----------------------------------  ---------------  --------------------------------------------------------------
     Michael Levy......................         59         Chairman of the Board
     Clive Kabatznik...................         48         Vice Chairman of the Board, Chief Executive Officer,
                                                           President and Chief Financial Officer
     Cornelius J. Roodt................         46         Director
     John Grippo ......................         49         Director
     Douglas Brisotti .................         37         Director


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

DOUGLAS BRISOTTI has most recently served as president of the games/media division at theglobe.com, an Internet communications corporation, and its subsidiaries including Chips & Bits, a game distribution business; Computer Games Magazine, a consumer print publication for PC games; Now Playing Magazine a pop culture entertainment print publication; and Computer Games Online (www.cgonline.com) and Now Playing Online (www.nowplayingmag.com), the magazines' online counterparts. Prior to theglobe.com, Mr. Brisotti served as group director for Yahoo! Inc.'s Southeast United States and Caribbean regions. At Yahoo! he was primarily responsible for strategic client revenue relationships, including content integration, merchant integration, sponsorships and advertising, as well as expanding relationship internationally.

All of our directors hold office until their respective successors are elected, or until death, resignation or removal. Officers hold office until the meeting of the Board of Directors following each Annual Meeting of Stockholders and until their successors have been chosen and qualified.

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

Our Board of Directors has a separate audit committee,. The audit committee is composed of Michael Levy, John Grippo and Cornelius J. Roodt, each of whom are independent directors as defined in Rule 10A-3 of the Securities Exchange Act of 1934. The Board of Directors has determined that Messrs Grippo and Roodt meet the standards of an audit committee "financial expert" as defined by the Sarbanes Oxley Act of 2002.

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

CODE OF ETHICS

The Company's Board of Directors adopted a Code of Ethics which applies to all of the Company's directors, executive officers and employees. A copy of the Code of Ethics is available upon request to the Company's counsel at Troutman Sanders, LLP, Chrysler Building, 405 Lexington Avenue, 9th Floor, New York, NY 10174.

ITEM 11.      EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation we paid or accrued to our Chief Executive Officer during the fiscal years ended June 30, 2003, June 30, 2004 and June 30, 2005. Apart from our Chief Executive Officer, whose annual salary is $325,000, none of our executive officers of any of our subsidiaries received compensation in excess of $100,000 during the fiscal year ended June 30, 2005.

                                                      SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------------
                                             ANNUAL COMPENSATION                               LONG TERM COMPENSATION
                                             -------------------                               ----------------------
NAME AND                     FISCAL
PRINCIPAL POSITION           YEAR                                                                               SECURITIES
                             ENDED              SALARY         BONUS         OTHER ANNUAL       RESTRICTED      UNDERLYING
                            JUNE 30,                                         COMPENSATION      STOCK AWARDS    STOCK OPTIONS
------------------          --------            ------         -----        ------------      ------------     -------------
                                                  $              $
Clive Kabatznik,               2005            320,000             0                ---              9,090            515,000
President and Chief            2004            315,000             0                ---                ---              5,000
Executive Officer              2003            315,000             0                                                    5,000


The options granted to Mr. Kabatznik during fiscal year ended June 30, 2005 represent:

.... an option granted under our 1995 Stock Option Plan to purchase 15,000 shares of our common stock, which is currently exercisable at an exercise price of $1.06 per share;

.... an option granted under our 1995 Stock Option Plan to purchase 50,000 shares of our common stock, which is currently exercisable at an exercise price of $2.00 per share;

.... a  nonqualified  option  granted to  purchase  450,000  shares of our common stock, which is currently exercisable at an exercise price of $2.00 per share;

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

OPTIONS GRANTED IN FISCAL 2005

         The following table sets forth the details of options to purchase common stock we granted to our executive officers during fiscal year ended June 30, 2005, including the potential realized value over the 5 year term of the option based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock. Each option is immediately exercisable.

                                                     OPTIONS GRANTED
                                                     ---------------                                POTENTIAL REALIZABLE
NAME                          NUMBER OF      PERCENT OF TOTAL       PER       EXPIRATION DATE      VALUE AT ASSUMED ANNUAL
                             SECURITIES             TO             SHARE                             RATE OF STOCK PRICE
                             UNDERLYING        EMPLOYEES IN       EXERCISE                              APPRECIATION
                               OPTIONS         FISCAL YEAR         PRICE                               FOR OPTION TERM
---------------------------    -------         -----------         -----      ----------------     ------------------------
                                                                                                      5%            10%
Clive Kabatznik                15,000             2.4%             $1.06        December 18,        $15,000         $21,000
                                                                                   2009

Clive Kabatznik               500,000            81.3%             $2.00        January 31,        $485,000        $693,000
                                                                                    2010


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         During the fiscal year ended June 30, 2005 no options were exercised by our executive officers. The following table sets forth the number of shares of our common stock underlying unexercised stock options granted by us to our executive officers and the value of those options at June 30, 2005. The value of each option is based on the positive difference, if any, of the closing bid price for our common stock on the Nasdaq National Market on June 30, 2005, or $1.63, over the exercise price of the option.

------------------------------------------------------------------------------------------------------------
                                  NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED IN THE MONEY
                                      UNEXERCISED OPTIONS AT               OPTIONS AT FISCAL YEAR-END
                                          FISCAL YEAR-END
------------------------------------------------------------------------------------------------------------
NAME OF EXECUTIVE OFFICER         EXERCISABLE       UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
------------------------------- ----------------- ------------------  ---------------- ---------------------
Clive Kabatznik                     975,000           -                   $8,650             $-


DIRECTOR COMPENSATION

Except for Mr. Levy, our directors do not receive fixed compensation for their services as directors other than options to purchase 15,000 shares of our common stock granted to each director and options to purchase 25,000 shares of our common stock granted to the Chairman of the Board of Directors, and options to purchase 20,000 shares of our common stock granted to the Chairman of the Audit Committee, in each case under our 1995 Stock Option Plan. Mr. Levy receives an annual consulting fee of $60,000 and options to purchase 25,000 shares of our common stock per year, solely in connection with his service as Chairman of our Board of Directors. Additionally, each Director received 9,090 shares of restricted common stock. Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties.

EMPLOYMENT AGREEMENTS

On January 29, 2005,  the  Company's  Board of Directors  approved an Employment
Agreement with Clive Kabatznik (the "Employment Agreement"). Pursuant to the Employment Agreement, Mr. Kabatznik will serve as the Chief Executive Officer, President and Chief Financial Officer of the Company beginning as of January 1, 2005 and continuing through and until December 31, 2009. As compensation for his services, Mr. Kabatznik will receive an annual base salary of $325,000 increasing by $10,000 in 2006 and increasing to $350,000 per annum from the beginning of 2007 to the end of 2009. During the term of the agreement, the employee shall be entitled to an annual bonus in an amount to be determined by the Company's Board of Directors and Compensation Committee based on results of operations of the Company for each fiscal year starting in the fiscal year ending June 30, 2006. Such bonus will be dependant on the Company's net income from operations achieving a rate of return on equity of not less than 20% annually.

On November 30, 2000, Fantasy Sports Inc. entered into Employment Agreement with Gregory S. Liegey (the "Employment Agreement"). Pursuant to the Employment Agreement, Mr. Liegey served as the Chief Executive Officer, of Fantasy Sports Inc. beginning as of November 30, 2000 and continuing through and until November 30, 2003. This agreement was not renewed upon its termination.

On April 21, 2004, Strategy First, Inc., entered into employment agreements with Don McFatridge, Brian Clarke and Richard Therrien.

The employment agreements are on an at-will basis and call for salaries of $Cdn 180,000, 160,000 and 75,000, respectively.

Each employee is entitled to a bonus of up to 30% of their salary at the discretion of the board of directors.

Mr. McFatridge serves as Chief Executive Officer and received 75,000 options to acquire Silverstar Holdings Common Stock. These options vest annually over a three-year period.

Mr. Clarke serves as Chief Operating Officer and received 75,000 options to acquire Silverstar Holdings Common Stock. These options vest annually over a three-year period.

Mr. Therrien serves as Chief Technology Officer and received 25,000 options to acquire Silverstar Holdings Common Stock. These options vest annually over a three-year period.

1995 STOCK OPTION PLAN

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

Through September 28, 2005, we have granted options to purchase 255,000 shares of our common stock under our 1995 Stock Option Plan, 165,000 of which have been exercised.

2004 STOCK INCENTIVE PLAN

Our board of directors has adopted and our shareholders approved our 2004 Stock Incentive Plan (the "2004 Plan"). The 2004 Plan is intended to provide an incentive to employees (including executive officers), and directors of and consultants to the Company and its affiliates, and is intended to be the successor plan to the 1995 Stock Option Plan (which terminates in November
2005). The 2004 Plan authorizes the issuance of a maximum of 1,000,000 shares of our common stock (subject to adjustment as described in the 2004 Plan) pursuant to stock grants or options to purchase common stock to employees (including officers and directors who are employees) and non-employee directors of, and consultants to, us.

         The 2004 Plan provides for the grant of (i) "incentive stock options" ("ISOs") within the meaning of Section 422(b) of the Internal Revenue Code of 1986, as amended (the "Code"), (ii) non-qualified stock options (which are stock options that do not qualify as ISOs), and (iii) stock awards.

         The 2004 Plan will be administered by our board of directors or a committee of our board of directors consisting of at least two members of our board, each of whom is a "non-employee director" within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934. It is also intended that each member of any such committee will be an "outside director" within the meaning of Section 162(m) of the Code.

         Options granted under the 2004 Plan will be subject to, among other things, the following terms and conditions:

o The exercise price of each option will be determined by the administrator; provided, however, that the exercise price of an ISO may not be less than the fair market value of our common stock on the date of grant (110% of such fair market value if the optionee owns (or is deemed to own) more than 10% of our voting power).

o        Options  may be  granted  for terms  determined  by the  administrator;
         provided, however, that the term of an ISO may not exceed 10 years (5 years if the optionee owns (or is deemed to own) more than 10% of our voting power).

o The maximum number of shares of our common stock for which options may be granted to an employee in any calendar year is 230,000. In addition, the aggregate fair market value of shares with respect to which ISOs may be granted to an employee which are exercisable for the first time during any calendar year may not exceed $100,000.

o The exercise price of each option is payable in full upon exercise or, if the applicable stock option contract entered into by us with an optionee permits, in installments.

o Options may not be transferred other than by will or by the laws of descent and distribution, and may be exercised during the optionee's lifetime only by the optionee or his or her legal representatives.

o Except as may otherwise be provided in the applicable option contract, if the optionee's relationship with us as an employee or consultant is terminated for any reason (other than the death or disability of the optionee), the option may be exercised, to the extent exercisable at the time of termination of such relationship, within three months thereafter, but in no event after the expiration of the term of the option.

o We may withhold cash and/or shares of our common stock having an aggregate value equal to the amount which we determine is necessary to meet its obligations to withhold any federal, state and/or local taxes or other amounts incurred by reason of the grant or exercise of an option, its disposition or the disposition of shares acquired upon the exercise of the option. Alternatively, we may require the optionee to pay us such amount, in cash, promptly upon demand.

Through September 28, 2005, we have granted options to purchase 255,000 shares of our common stock under our 1995 Stock Option Plan, 165,000 of which have been exercised.


NON-PLAN STOCK OPTIONS

At various times since 1996, we have granted non-plan stock options to purchase 1,205,000 shares of our common stock at a weighted exercise price of $2.97 per share.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of August 31, 2005, certain information as to the beneficial ownership of the our common stock by:

o each person known by us to own more than five percent (5%) of our outstanding shares;

o        each of our directors;

o each of our executive officers named in the Summary Compensation Table under "Executive Compensation"; and

o        all of our directors and executive officers as a group.

                                       Amount and Nature of Beneficial
                                                Ownership (1)
         ----------------------------- --------------- ----------------- ------ -- ------------- -------------------
                                        Common Stock       Class B                Percentage      Percentage of
         Name and Address of                                Common                    of             Voting
         Beneficial Shareholder                            Stock (2)               Ownership          Power
                                                                                    (1)(3)           (1)(3)
         ----------------------------- --------------- ----------------- ------ -- ------------- -------------------
         Michael Levy                    115,090(4)         590,137                    7.8%            25.2%
         9511 West River Street
         Schiller Park, IL 60176
         ----------------------------- --------------- ----------------- ------ -- ------------- -------------------
         Clive Kabatznik                1,163,490(5)       190,000                    14.9%            17.3%
         6100 Glades Road
         Suite 305
         Boca Raton, FL 33434
         ----------------------------- --------------- ----------------- ------ -- ------------- -------------------
         Cornelius J. Roodt              134,090(6)           0                        1.5%             1.1%
         P.O. Box 4001
         Kempton Park
         South Africa
         ----------------------------- --------------- ----------------- ------ -- ------------- -------------------
         Douglas Brisotti                24,090(7)            0                         *                *
         6100 Glades Road
         Suite 305
         Boca Raton, Florida 33434
         ----------------------------- --------------- ----------------- ------ -- ------------- -------------------
         John Grippo                     54,090(8)            0                         *                *
         6100 Glades Road
         Suite 305
         Boca Raton, Florida 33434
         ----------------------------- --------------- ----------------- ------ -- ------------- -------------------
         All executive officers and     1,490,850(9)       780,137                    24.2%            43.6%
         directors as a group (5
         persons)
         ----------------------------- --------------- ----------------- ------ -- ------------- -------------------

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

(4) Includes 65,000 shares of our common stock issuable upon exercise of options that are immediately exercisable and 9,090 shares of restricted stock.

(5) Includes 975,000 shares of our common stock issuable upon exercise of options that are immediately exercisable and 9,090 shares of restricted stock.

(6) Includes 125,000 shares of our common stock issuable upon exercise of options that are immediately exercisable and 9,090 shares of restricted stock.

(7) Includes 15,000 shares of our common stock issuable upon the exercise of options that are immediately exercisable and 9,090 shares of restricted stock.

(8) Includes 45,000 shares issuable upon exercise of options that are immediately exercisable and 9,090 shares of restricted stock.

(9) Includes 1,225,000 shares issuable upon exercise of options that are immediately exercisable and 45,450 shares of restricted stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Audit Fees

         Audit fees billed to the Company by Rachlin Cohen & Holtz LLP for its audit of the Company's financial statements and for its review of the financial statements included in the Company's Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission for 2005 and 2004 totaled $25,953 and $44,061, respectively.

         Tax Fees

         Tax fees billed to the Company by Rachlin Cohen & Holtz LLP for its tax returns for the fiscal year 2005 and 2004 were $0, and $0, respectively.

         Other Fees

         No other fees were billed to the Company by Rachlin Cohen & Holtz LLP for all other non-audit or tax services rendered to the Company for the fiscal year 2005 and 2004, respectively.

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

                                                                PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBIT INDEX

  EXHIBIT NUMBER       DESCRIPTION
         3.1           Memorandum of Association of the Registrant(2)
         3.2           Bye-Laws of the Registrant(2)
         4.3           Indenture  dated April 25, 1997  between the  Registrant  and American  Stock  Transfer &
                       Trust Company(1)
         4.6           Stock Option Agreement(3)
         10.2          Form of FSAH Escrow Agreement(2)
         10.3          Form of First Amended and Restated Employment Agreement of Clive Kabatznik(2)
         10.4          Form of FSAM Management Agreement(2)
         10.5          Form of Consulting Agreement with Michael Levy(2)
         10.6          1995 Stock Option Plan(2)
         10.7          Asset purchase  agreement by and among First South Africa  Holdings PTY Ltd. and minority shareholders of First Lifestyle  Holdings,  Ltd.,  Ethos Private Equity,  Cornelius Roodt
                       and certain other purchasers and the Company, dated as of September 24, 2000(4)
         10.8          Fantasy Sports Asset Acquisition Agreement dated as of November 17, 2000(5)
         10.9          Agreement  between  Sports Team  Analysis  and  Tracking  Systems of  Missouri,  Inc. and
                       Fantasy Sports Enterprises dated October 7, 2002(5)
         10.10         Amendment to Agreement dated July 21, 2003 between Fantasy Sports  Enterprises,  Inc. and
                       Sports Team Analysis and Tracking Systems of Missouri, Inc.(5)
         10.11         Employment Agreement, dated as of December 31, 2004, between Clive Kabatznik and First
                       South Africa Management Corp. (6).
         10.12         Subscription Agreement, dated February 24, 2005, between the Registrant and Strategy
                       First Inc. (7).
         10.13         2004 Stock Incentive Plan (8)
         21.1          Subsidiaries of the Registrant (8)
         23.1          Consent of Rachlin Cohen and Holtz(6)
         31.1          Certificate Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(8)
         32.1          Certification  Pursuant to 18 U.S.C.  Section 1350 adopted pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002(8)

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K filed September 10, 1997.
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-99180) filed on November 9, 1995, as amended on Form S-1/A No. 1, Form S-1/A No. 2, Form S-1/A No. 3 filed on December 27, 1995, January 16, 1996 and January 24, 1996, respectively and Form 10-Q for the fiscal quarter ended March 31, 2000.
(3) Incorporated by reference is the Registrant's Registration Statement on Form S-1 (No. 333-33561) filed on August 13, 1997 as amended on Form S-1/A No. 1, Form S-1/A No. 2 and For S-1/A No. 3 filed on December 9, 1997, January 22, 1998 and February 11, 1998, respectively.

(4) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 12, 2000.
(5) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 1, 2000.
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.
(7) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 26, 2005.
(8) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 1, 2005.
(9)      Filed herewith.


(A)      NONE

         1.  FINANCIAL STATEMENTS

         The following financial statements are included as required to be filed by Item 8:

SILVERSTAR HOLDINGS, LTD.

         Report of independent Certified Public Accountant
         Consolidated Balance Sheets at June 30, 2005 and 2004
         Consolidated Statements of Operations for the years ended June 30, 2005, 2004 and 2003 Consolidated Statements of Cash Flows for the years ended June 30, 2005, 2004 and 2003
         Consolidated Statement of Consolidated statements of stockholders' equity and Comprehensive loss for the years ended June 30, 2003, 2004 and 2005 Notes to the Consolidated Financial Statements for the years ended June 30, 2005, 2004, and 2003

         2.  FINANCIAL STATEMENT SCHEDULES:

         All schedules have been omitted since the required information is included in the consolidated financial statements or notes thereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boca Raton, State of Florida, on the 28th day of September, 2005.

                                                    SILVERSTAR HOLDINGS, LTD.


                                                    BY:/s/ Clive Kabatznik
                                                       -------------------
                                                        Clive Kabatznik
                                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature                          Title                                        Date


/s/ Michael Levy                   Chairman of the Board of Directors           September 28, 2005
------------------------------
Michael Levy

/s/ Clive Kabatznik                President, Vice Chairman, Chief              September 28, 2005
------------------------------     Executive Officer, Chief
Clive Kabatznik                    Financial Officer, Director and
                                   Controller


                                   Director
------------------------------
Cornelius Roodt

                                   Director
------------------------------
Douglas Brisotti

/s/ John Grippo                    Director                                     September 28, 2005
------------------------------
John Grippo

                                  EXHIBIT INDEX

  EXHIBIT NUMBER       DESCRIPTION


         3.1           Memorandum of Association of the Registrant(2)
         3.2           Bye-Laws of the Registrant(2)
         4.3           Indenture  dated April 25, 1997  between the  Registrant  and American  Stock  Transfer &
                       Trust Company(1)
         4.6           Stock Option Agreement(3)
         10.2          Form of FSAH Escrow Agreement(2)
         10.3          Form of First Amended and Restated Employment Agreement of Clive Kabatznik(2)
         10.4          Form of FSAM Management Agreement(2)
         10.5          Form of Consulting Agreement with Michael Levy(2)
         10.6          1995 Stock Option Plan(2)
         10.7          Asset purchase  agreement by and among First South Africa  Holdings PTY Ltd. and minority shareholders of First Lifestyle  Holdings,  Ltd.,  Ethos Private Equity,  Cornelius Roodt
                       and certain other purchasers and the Company, dated as of September 24, 2000(4)
         10.8          Fantasy Sports Asset Acquisition Agreement dated as of November 17, 2000(5)
         10.9          Agreement  between  Sports Team  Analysis  and  Tracking  Systems of  Missouri,  Inc. and
                       Fantasy Sports Enterprises dated October 7, 2002(5)
         10.10         Amendment to Agreement dated July 21, 2003 between Fantasy Sports  Enterprises,  Inc. and
                       Sports Team Analysis and Tracking Systems of Missouri, Inc.(5)
         10.11         Employment Agreement, dated as of December 31, 2004, between Clive Kabatznik and First
                       South Africa Management Corp. (6).
         10.12         Subscription Agreement, dated February 24, 2005, between the Registrant and Strategy
                       First Inc. (7).
         10.13         2004 Stock Incentive Plan (8)
         21.1          Subsidiaries of the Registrant (8)
         23.1          Consent of Rachlin Cohen and Holtz(6)
         31.1          Certificate Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(8)

-----------

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K filed September 10, 1997.
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-99180) filed on November 9, 1995, as amended on Form S-1/A No. 1, Form S-1/A No. 2, Form S-1/A No. 3 filed on December 27, 1995, January 16, 1996 and January 24, 1996, respectively and Form 10-Q for the fiscal quarter ended March 31, 2000.
(3) Incorporated by reference is the Registrant's Registration Statement on Form S-1 (No. 333-33561) filed on August 13, 1997 as amended on Form S-1/A No. 1, Form S-1/A No. 2 and For S-1/A No. 3 filed on December 9, 1997, January 22, 1998 and February 11, 1998, respectively.
(4) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 12, 2000.
(5) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 1, 2000.

(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.
(7) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 26, 2005.
(8) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 1, 2005.
(9)      Filed herewith.