Form 10-Q
period 2005-09-30
SILVERSTAR HOLDINGS LTD
filed 2005-11-14
CIK 1003390

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

       Yes ____No __

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of November 11, 2005 was 9,061,553.

PART I - FINANCIAL INFORMATION

ITEM 1 Condensed Consolidated Balance Sheets at September 30, 2005 (Unaudited) and June 30, 2005

            Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2005 and 2004

            Condensed Consolidated Statements of Cash Flows (Unaudited) for three months ended September 30, 2005 and 2004

            Notes to the Condensed Consolidated Financial Statements (Unaudited)

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3      Quantitative and Qualitative Disclosures About Market Risk

ITEM 4      Controls and Procedures

PART II - OTHER INFORMATION

ITEM 6      Exhibits

SIGNATURES

SILVERSTAR HOLDINGS LTD - 10-Q                          Filing Date: ___________
--------------------------------------------------------------------------------


                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                           SEPTEMBER 30,     JUNE 30,
                                         ASSETS                                                2005            2005
                                         ------                                                ----            ----
Current Assets:
   Cash and cash equivalents, includes restricted cash of
              $313,414 and $67,189 respectively (see Note 8)                                4,740,414       4,870,486
   Accounts receivable, net                                                                    89,245          95,130
   Current portion of long-term notes receivable                                              136,635         118,272
   Prepaid expenses and other current assets                                                  261,701         183,221
      Option Contract                                                                         192,512         359,171
                                                                                              -------         -------

   Total Current Assets                                                                     5,420,507       5,626,280
                                                                                            ---------       ---------

Property, Plant and Equipment, net                                                            109,116         114,628
Investments in Non-Marketable Securities                                                      843,566         843,566
Long-Term Notes Receivable                                                                  3,317,885       3,135,763
Goodwill, net                                                                               3,752,756       3,715,153
Intangible Assets, net                                                                      1,266,675       1,241,701
Deferred Charges and Other Assets                                                             101,872          23,374
                                                                                              -------          ------

    Total Assets                                                                          $14,812,377    $ 14,700,465
                                                                                          ===========    ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

Current Liabilities:

   Line of credit                                                                       $     313,444   $      67,189
   Current portion of long-term debt                                                          231,463         220,845
   Accounts payable                                                                           377,065         395,383
   Accrued expenses                                                                           813,525         675,681
   Deferred revenue                                                                           387,697         629,248
                                                                                              -------         -------

    Total Current Liabilities                                                               2,123,194       1,988,346

Long-Term Debt                                                                                 99,272         150,047
Obligation to Issue Common Stock                                                              273,554         273,554
                                                                                              -------         -------

    Total Liabilities                                                                       2,496,020       2,411,947

Commitments, Contingencies and Other Matters                                                        -               -

Stockholders' Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued and outstanding                                                               -               -
Common stock, Class A, $0.01 par value, 50,000,000 shares authorized; 8,233,324
     shares issued and outstanding                                                             82,333          82,333
Common stock, Class B, $0.01 par value; 2,000,000 shares authorized; 835,260
     shares issued and outstanding                                                              8,353           8,353
Common stock, FSAH Class B $0.001 par value; 10,000,000 shares authorized;
     2,671,087 shares issued and outstanding                                                      600             600
Additional paid-in capital                                                                 64,619,897      64,602,803
Accumulated deficit                                                                       (52,459,465)    (52,411,167)
Accumulated comprehensive income                                                               64,639           5,596
                                                                                               ------           -----
   Total stockholders' equity                                                              12,316,357      12,288,518
                                                                                           ----------      ----------
   Total liabilities and stockholders' equity                                             $14,812,377     $14,700,465
                                                                                          ===========     ===========

            See notes to condensed consolidated financial statements.

SILVERSTAR HOLDINGS LTD - 10-Q                          Filing Date: ___________
--------------------------------------------------------------------------------

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     Three Months Ended September 30,
                                                                            2005             2004
                                                                            ----             ----

Revenues                                                                $966,437         $610,335
                                                                        --------         --------
Operating Expenses:
     Cost of sales                                                       500,858          280,820
     Selling, general and administrative                                 602,723          287,244
     Amortization of intangible assets                                    34,418              500
     Depreciation                                                          9,435            4,274
                                                                           -----            -----

         Total operating expenses                                      1,147,434          572,838
                                                                       ---------          -------

         Operating income (loss)                                        (180,997)          37,497

Other Income                                                              23,912          165,155
Foreign Currency Gains (Loss)                                             33,237         (229,213)
Interest Income                                                           84,114          157,404
Interest Expense                                                          (8,564)          (5,560)
                                                                          -------          ------

         Income (loss) before income taxes                               (48,298)         125,283

Provision for Income Taxes                                                  0.00             0.00
                                                                            ----             ----
Net Income (Loss)                                                     $  (48,298)       $ 125,283
                                                                      ===========       =========


Income (Loss) Per Share
        Basic and diluted                                             $     0.01        $    0.01
                                                                      ==========        =========

Weighted Average Common Stock Outstanding:
     Basic                                                             9,068,584        8,695,513
                                                                       =========        =========
     Diluted                                                           9,068,584        8,754,270
                                                                       =========        =========


            See notes to condensed consolidated financial statements.

SILVERSTAR HOLDINGS LTD - 10-Q                          Filing Date: ___________
--------------------------------------------------------------------------------


                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                     Three Months Ended September 30,
                                                                            2005             2004
                                                                            ----             ----

Cash flow from operating activities:
     Net income (loss) from operations                                 $ (48,298)      $  125,283
Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
     Provision for doubtful accounts                                      30,064                -
     Depreciation and amortization                                        43,853            4,774
     Stock-based compensation                                             17,094                -
       Warrants issued for services                                            -            9,600
     Unrealized foreign currency (gains) losses                          (97,358)         227,046
     Non-cash interest income on notes receivable                        (59,943)        (154,803)
     Changes in operating assets and liabilities                        (227,352)        (418,938)
     Increase in other assets                                               (284)               -
                                                                      -----------      -----------
              Net cash used in operating activities                     (342,224)        (207,038)
                                                                      -----------      -----------

Cash flows from investing activities:
     Acquisition expenses incurred                                        (78,197)              -
       Proceeds from repayment of long-term notes receivable              22,987           38,533
                                                                      -----------      -----------

              Net cash provided by (used in) investing activities        (55,210)          38,533
                                                                      -----------      -----------

Cash flows from financing activities:

     Short term borrowings, net                                          246,255           27,033
     Repayment of long term debt                                         (37,936)          (6,342)
                                                                      -----------      -----------

              Net cash provided by financing activities                   208,319          20,691
                                                                      -----------      -----------

Effect of exchange rates on cash                                           59,043               -
                                                                      -----------      -----------

              Net decrease in cash and cash equivalents                 (130,072)        (147,814)
                                                                      -----------      -----------

Cash and cash equivalents, beginning of period                          4,870,486       1,235,310
                                                                      -----------      -----------

Cash and cash equivalents, end of period                              $ 4,740,414      $1,087,496
                                                                      -----------      -----------
Supplemental cash flow information:

Cash paid for interest                                                $     8,608      $    5,560
                                                                      ===========      ===========



            See notes to condensed consolidated financial statements.

SILVERSTAR HOLDINGS LTD - 10-Q                          Filing Date: ___________
--------------------------------------------------------------------------------


                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.    FINANCIAL INFORMATION

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

NOTE 2.    BASIS OF PREPARATION

The unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries in which it has a majority voting interest. Investments in affiliates are accounted for under the equity or cost method of accounting. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of September 30, 2005 and the results of operations and cash flows for the interim periods of the fiscal year ending June 30, 2006 ("fiscal 2006") and the fiscal year ended June 30, 2005 ("fiscal 2005") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2005.

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

STOCK-BASED COMPENSATION
In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment". This standard replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The standard requires companies to expense the fair value of stock options on the grant date and is effective for annual periods beginning after June 15, 2005. In accordance with the revised statement, the expenses attributable to stock options granted or vested subsequent to July 1, 2005, will be recognized by the Company during the fiscal year ending June 30, 2006. The Company recognized expense of $17,094 for the quarter ended September 30, 2005 for employee stock options that vest during fiscal 2006.

SILVERSTAR HOLDINGS LTD - 10-Q                          Filing Date: ___________
--------------------------------------------------------------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), encouraged but did not require companies to record stock-based compensation plans using a fair value based method. The Company chose to account for stock-based compensation using the intrinsic value based method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees" for accounting periods ending before July 1, 2005. Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock for the quarter ending September 30, 2004.

If the Company used the fair value-based method of accounting to measure compensation expense for options granted at the date they were granted as prescribed by SFAS No. 123, income/ (loss) per share from continuing operations for the quarter ending September 30, 2004 would not have changed as indicated by the proforma amounts set forth in the table below.

                                                                           Three Months ended September 30,

                                                                                         2004
                                                                                         ----

         Income as reported                                                            $125,283
         Less: Compensation expense for options
              Awards determined by the fair-value -based
              Method                                                                          -
                                                                                       --------

         Proforma net income                                                           $125,283
                                                                                       ========

         Basic:
              As reported                                                                 $0.01
              Proforma                                                                    $0.01

         Assuming Full dilution:
              As reported                                                                 $0.01
              Pro forma                                                                   $0.01


In July 2004, 180,000 warrants to purchase shares of Class A common stock at $0.81 per share were granted to a consultant for services to be rendered. These warrants were valued at $115,210 using a Black-Scholes pricing model with the following assumptions: expected volatility of 142%; a risk-free interest rate of 3.19% and an expected life of three years. These warrants vested ratably over the three-year period of the agreement. An expense has been recognized for the fair value of these warrants granted to such non-employees in the amounts of $9,600 for the first quarter of fiscal year 2005. Effective May 1, 2005 the consultant was appointed to the Board of Directors of Strategy First and his unvested warrants valued at $83,210 vested immediately. These `were included in compensation expense deducted from income from continuing operations as prescribed by APB Opinion No. 25.

NOTE 3.   ACQUISITIONS

On April 21, 2005, the Company acquired Strategy First Inc. (www.strategyfirst.com), a leading developer and worldwide publisher of entertainment software for the PC. We acquired the company through the jurisdiction of the Montreal bankruptcy court. As per the approved plan of arrangement, the Company paid consideration to creditors of approximately $609,000 in cash; the Company issued approximately 377,000 shares of Common Stock and warrants to purchase 200,000 shares of common stock; the Company assumed approximately $400,000 in existing bank debt, as well as contingent consideration based on the future profitability of Strategy First.

SILVERSTAR HOLDINGS LTD - 10-Q                          Filing Date: ___________
--------------------------------------------------------------------------------

The purchase price was allocated on the basis of the estimated fair values of the assets acquired and liabilities assumed. The acquisition was accounted for as a purchase. The intangible assets identified in connection with the acquisition were recorded (and amortized where applicable) in accordance with the provisions of SFAS No. 142.

        Acquisition cost                     $1,370,544
                                             ==========

        Net assets acquired:

           Current assets                    $  297,244
           Fixed assets                          82,664
           Goodwill                             764,089
           Intangible assets                  1,245,157
                                             ----------
                 Total assets                 2,389,154

           Current liabilities                  624,183
           Long-term debt                       394,397
                                             ----------
                 Total liabilities            1,018,580
                                             ----------
                                             $1,370,574
                                             ==========



NOTE 4.   INVESTMENT IN AFFILIATES

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

In assessing the fair value of our investment in Magnolia, we monitor Magnolia's progress through monthly board meetings and additional formal and informal communications. Since inception, Magnolia has set technical goals and timelines, all of which were invariably met or surpassed. Furthermore, Magnolia has hired high level technical staff with advanced degrees and experience in management of corporations such as Nokia, Bell Labs, and Motorola. The willingness of highly qualified individuals to leave established corporations for a start-up opportunity provided validation for our belief in Magnolia's potential. This promise was further validated by the significant investments made by leading venture capital funds in various tranches from 2002 through August 2005, and by positive field trials and responses from potential customers, most notably SK Telecom and Sprint PCS.

Based on Magnolia's achievements, some of which are summarized above, the Company concluded that these positive accomplishments support the variables considered in developing the valuations for the private placement transactions that the Company used as a basis for concluding that its investment in Magnolia was not reflected at a value in excess of fair value on its financial statements.

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

SILVERSTAR HOLDINGS LTD - 10-Q                          Filing Date: ___________
--------------------------------------------------------------------------------

NOTE 5.     INTANGIBLE ASSETS

The components of amortizable intangible assets as of September 30, 2005 and June 30, 2005 are as follows:

Balance at September 30, 2005           Gross Carrying     Accumulated
                                                Amount     Amortization            Total
                                            ----------     ------------         -----------

        Customer lists                      $  215,000      ($ 205,000)          $   10,000
        Game titles                          1,280,628         (53,360)           1,227,268

        Covenant not to compete                 34,150          (4,743)              29,407
                                            ----------     ------------         -----------


        Balance at September 30, 2005       $1,529,778      ($ 263,103)          $1,266,675
                                            ==========     ============         ===========


Balance at June 30, 2005                Gross Carrying     Accumulated
                                                Amount     Amortization            Total
                                            ----------     ------------         -----------

        Customer lists                      $  215,000      ($ 204,500)          $    10,500
        Game titles                          1,220,802         (20,347)            1,200,455

        Covenant not to compete                 32,555          (1,809)               30,746
                                            ----------     ------------         ------------

        Balance at June 30, 2005            $1,468,357      ($ 226,656)          $ 1,241,701
                                            ==========     ============         ============


Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually.

Amortization expense for intangible assets for the first three months of fiscal 2006 was $ 34,418. Estimated amortization expense for the rest of fiscal 2006 and for the succeeding four fiscal years is as follows:

        2006     106,085
        2007     141,446
        2008     139,549
        2009     130,063
        2010     130,063

  Thereafter     619,469
                 -------

               1,266,675
               =========

SILVERSTAR HOLDINGS LTD - 10-Q                          Filing Date: ___________
--------------------------------------------------------------------------------

The balance in goodwill is as follows:

                                               Internet
                                               Fantasy
                                               Sports            Entertainment
                                               Games             Software                Total
                                             -----------         -------------        ----------
Balance at September 30, 2005                $ 2,947,824         $  804,932           $3,752,756
                                             ===========         ==========           ==========
Balance at June 30, 2005                     $ 2,947,824         $  767,329           $3,715,153
                                             ===========         ==========           ==========

NOTE 6.    CASH FLOWS

The changes in operating assets and liabilities consist of the following:

                                                                     Three Months Ended September 30,
                                                                    2005                      2004
                                                                   -------                   -------

(Increase) decrease in accounts receivable                       $   (24,474)             $       498
(Increase) decrease in inventories                                    (6,960)                   6,519
Increase in prepaid expenses and other current assets                (66,370)                (149,882)
Decrease in accounts payable                                         (17,743)                 (13,912)
Decrease in other provisions and accruals                           (111,805)                (262,161)
                                                                 ------------             ------------
                                                                 $  (227,352)             $  (418,938)
                                                                 ============             ============


NOTE 7.    BUSINESS SEGMENTS

As a result of the acquisition of Strategy First on April 21, 2005, the Company now operates in two segments - entertainment software and internet fantasy sports games. The operations of the entertainment software specialize in the publishing of software games for the PC platform. The operations of the Internet fantasy sports games segment specialize in Internet-based subscriptions for NASCAR, college football and basketball and other fantasy sports games. Management has chosen to organize the enterprise around differences in the products and services it provides.

Information concerning identifiable assets as of September 30, 2005 and June 30, 2005 for the segments in which the Company operated are shown in the following table. Corporate assets are principally cash and notes receivable.

                                                          As of                     As of
Identifiable Assets:                                 September 30, 2005         June 30, 2005
                                                     ------------------         -------------
Segments:
     Entertainment software                               $   2,516,279        $  2,345,845
     Internet fantasy sports games                            3,214,537           3,195,566
                                                         --------------        ------------
                                                              5,730,816            5,541,411
      Corporate                                               9,081,561            9,159,054
                                                         --------------         -----------

Consolidated Totals                                       $  14,812,377        $  14,700,465
                                                         ==============        ============

SILVERSTAR HOLDINGS LTD - 10-Q                          Filing Date: ___________
--------------------------------------------------------------------------------

Information concerning the results of operations for the three months ended September 30, 2005 and 2004 for the segments in which the company operates are as follows:

                                                           Three Months Ended September 30,
                                                               2005                  2004
Revenues:                                                ---------------     ----------------

Segments:
     Entertainment software                                $    370,709        $        0.00
     Internet fantasy sports games                              595,728              610,335
                                                           ------------        -------------
Consolidated Totals                                        $    966,437        $     610,335
                                                           ============        =============
Income (loss) from continuing operations:

Segments:
     Entertainment software                                $   (190,976)       $        0.00
     Internet fantasy sports games                              239,617              249,644
                                                           ------------        -------------
                                                                 48,641              249,644
Corporate:
     Corporate general and administrative expenses             (229,638)            (212,147)
     Other income                                                23,912              165,155
     Foreign currency gain (loss)                                33,237             (229,213)
     Interest income                                             84,114              157,404
     Interest expense                                            (8,564)              (5,560)
                                                           ------------        -------------
Consolidated Totals                                        $   (48,298)        $     125,283
                                                           ============        =============


NOTE 8.    DEBT

LINES OF CREDIT

In June 2002, Fantasy Sports obtained a secured line of credit from Union Bank of Switzerland ("UBS") up to $1.0 million, which is fully secured against cash balances held in the Company's account. All amounts outstanding under the line of credit are due on demand and bear interest at a rate of 4.75% as of September 30, 2005. The amount outstanding under this line of credit at September 30, 2005 and June 30, 2005 was $313,444 and $67,189, respectively.

LONG TERM DEBT

                                                September 30,          June 30,
                                                     2005                2005
                                                  ---------           ---------
        Vehicle loans                             $   9,170           $  10,633
        Term loan                                   321,565             360,259
                                                  ---------           ---------
                                                    330,735             370,892
        Less current portion                       (231,463)           (220,845)
                                                  ---------           ----------
        Long-term debt, net                        $ 99,272           $ 150,047
                                                  =========           ==========

SILVERSTAR HOLDINGS LTD - 10-Q                          Filing Date: ___________
--------------------------------------------------------------------------------

Scheduled debt maturities as of September 30, 2005 are as follows:

           1 Year or less:             $   231,463
           1-2 Years                        99,272
                                            ------
           Total                       $   330,735
                                           =======

NOTE 9.  GUARANTEES

During the quarter, the Company entered into agreements with two of Strategy First's game developers to guarantee certain of their royalty payments. One guarantee is limited to $100,000 and the other is limited to a three month royalty amount that is not expected to exceed $50,000. The royalties subject to these guarantees are expected to be earned from games released in the second quarter of fiscal 2006. As of September 30, 2005, no royalties have been earned under these agreements.

The Company anticipates that Strategy First will pay the royalties due to its developers when earned and does not anticipate having to make payments under these guarantees.

NOTE 10.   SUBSEQUENT EVENTS

On October 21, 2005, Silverstar Holdings, Ltd. (the "Company") entered into a Securities Purchase Agreement (the "Agreement") with DKR SoundShore Oasis Holding Fund Ltd. (the "Purchaser"), pursuant to which the Purchaser invested $5,000,000 in the Company. The Company intends to use the proceeds from the investment for potential acquisitions or working capital.

The Company issued to the Purchaser a Variable Rate Secured Convertible Debenture (the "Debenture") in the principal amount of $5,000,000, due on or before the third anniversary of the closing. The Debenture is to be convertible at any time, at the option of the Purchaser, into shares of common stock of the Company, par value $0.01 per share (the "Common Stock") at a conversion price of $1.738 per share. The Company has paid interest on the aggregate unconverted and then outstanding principal amount of the Debenture at an annual rate equal to the Prime Rate (as defined in the Debenture) plus 1.5%, or such lesser rate as set forth in the Debenture. The Company has paid down the Debenture in 27 equal monthly installments commencing on July 1, 2006. The Company has the right to redeem the Debenture at any time pursuant to the terms and conditions of the Debenture.

The Company also issued to the Purchaser, a Common Stock Purchase Warrant (the "Warrant") pursuant to which the Purchaser is entitled to purchase from the Company up to 791,139 shares of Common Stock at an exercise price of $1.896 per share at any time before the fifth anniversary of the closing.

The Company's obligations under the Debenture has been secured by a lien on all assets of the Company in favor of the Purchaser pursuant to a Security Agreement among the Company, all of the subsidiaries of the Company and the Purchaser, and guaranteed by all the subsidiaries of the Company pursuant to a Subsidiary Guarantee made by the Company's subsidiaries in favor of the Purchaser. In addition, the obligations of the Company under the Debenture has been guaranteed by Mr. George Karfunkel, and individual investor, pursuant to a Personal Guarantee between Mr. Karfunkel and the Purchaser. The Company has agreed to pay Mr. Karfunkel a fee of $250,000 for the guarantee and 5% of the outstanding balance per annum thereafter.

Pursuant to the Agreement, the Company agreed to hold a special meeting of shareholders (which may also be at the annual meeting of shareholders) at the earliest practical date following the closing date, and in any event within 60 calendar days following the closing date, for the purpose of obtaining approval as may be required by the applicable rules and regulations of the Nasdaq SmallCap Market from the shareholders of the Company with respect to the foregoing transactions, including the issuance of the shares of Common Stock issuable upon exercise of the Warrant and conversion of the Debenture in excess of 19.99% of the issued and outstanding Common Stock of the Company on the closing date.

SILVERSTAR HOLDINGS LTD - 10-Q                          Filing Date: ___________
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND HISTORY

We were founded in September 1995 as a Bermuda corporation to pursue opportunities in South Africa. At that time, our business plan was to acquire, own and operate seasoned, closely held companies in South Africa with annual sales in the range of approximately $5 million to $50 million. In 1999, we shifted our focus to the Internet, technology and e-commerce sectors, and away from South Africa, by acquiring a majority stake in Leisureplanet.com, an Internet travel services company. In connection with the shift in our business plan, we changed our name to Leisureplanet Holdings, Ltd. In 2000, we disposed of all our operations in South Africa, closed Leisureplanet.com and acquired 100% of Fantasy Sports, Inc. In 2001, we acquired 100% of Student Sports, Inc, which we sold in 2003. In 2005, we acquired 100% of Strategy First Inc. As a result of these changes and developments, we have reestablished our investment criteria. Currently, our strategy focuses on the following:

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

QUARTER ENDED SEPTEMBER 30, 2005 AS COMPARED TO QUARTER ENDED SEPTEMBER 30, 2004

Since the Company has owned Strategy First since April 2005, prior year comparisons for this operation are not included in the MD&A. During the last fiscal year, Strategy First operated under bankruptcy protection. Therefore its prior numbers do not provide an accurate or valid comparison to its current operations. As a result, all fiscal 2005 numbers and percentages relate to the standard owned operation of Fantasy Sports at that time.

REVENUES
Revenues were $966,000 in the first quarter of fiscal 2006 as compared to $610,000 in the same period in the prior year. Revenues for Strategy First totaled $370,000 while Fantasy Sports revenues decreased slightly to $596,000.
Revenues for the College Football Challenge increased $16,000 over the same period in the prior year due to a substantial increase in the number of subscribers to this game. This increase was offset by revenue decreases in auto racing games.

COST OF SALES
Cost of sales were $501,000, or 51.8% of total revenues in the first quarter fiscal 2006, as compared to $281,000, or 46.1%, of total revenues, in the same period of the prior year. Cost of sales for Fantasy Sports were $278,000, or 46.6%, of related revenues and Cost of Sales for Strategy First were $223,000, or 60.2%, of related revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the first quarter of fiscal 2006 were $603,000, an increase of approximately $316,000 over the same period in the prior year. Corporate overhead expenses increased $18,000 from $210,000 to $228,000 primarily due to increases in legal and other professional fees. Expenses for Strategy First totaled $299,000.

SILVERSTAR HOLDINGS LTD - 10-Q                          Filing Date: ___________
--------------------------------------------------------------------------------

AMORTIZATION AND DEPRECIATION
Amortization of intangible assets increased $34,000 in the first fiscal quarter of fiscal 2006 from as a result of the acquisition of Strategy First in April 2005. Depreciation expense was approximately $9,000 in the first quarter of fiscal 2006, an increase of approximately $5,000 to the comparative prior period and incurred primarily as the result of the acquisition of Strategy First in April 2005.

OTHER INCOME
Other income for the first quarter of fiscal 2006 decreased $141,000 over the same period in the prior year. Other income for the 3 months ended September 30, 2004 included approximately $165,000 relating to a one-time recovery from a bankruptcy proceeding.

FOREIGN  CURRENCY  GAINS AND LOSSES
The foreign currency gains during the first quarter of fiscal 2006 were $33,000, as compared to losses of $229,000 in the first quarter of fiscal 2005. Foreign currency gains of $27,000 were related to the assets remaining from the sale of discontinued South African operations and $6,000 were recognized by Strategy First. The functional Currency of Strategy First is the Canadian dollar and it's products are sold throughout the United States and Europe. Gains (losses) from the discontinued South African operations are the result of the fluctuations of the South African Rand against the US dollar. During the three months ended September 30, 2005 the Rand depreciated approximately 5% against the US dollar, while it depreciated 3% in the corresponding period last year. In fiscal 2006, the increase in the market value of Rand put/US dollar call option offset these foreign currency losses which resulted in a net gain for the period. These foreign currency gains are non cash items until converted into US dollars, when any accumulated gains or losses will be converted into cash.

INTEREST INCOME
Interest income of $84,000 was recorded during the first quarter of fiscal 2006, as compared to interest income of $157,000 during the same period of the prior year. The decrease in interest income in the first quarter of fiscal 2006 was primarily the result of the lower principal balances on the notes receivable of the South African operations.

PROVISION FOR INCOME TAXES
The Company is registered in Bermuda, where no tax laws are applicable. Three of the Company's subsidiaries are subject to US income taxes and one is subject to Canadian income taxes. Prior to this date, they have incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET INCOME (LOSS)
The Company recognized a net loss of $48,000 during the first quarter of fiscal 2006 as compared to net income of $125,000 during the same period in the prior year for an overall decrease in net income of $173,000. The reduction in income over the prior year is primarily the result of operating losses of $191,000 incurred by Strategy First. Operating Income for Fantasy Sports decreased $10,000 to $240,000 as compared to the same period in the prior year. The decrease in operating income was partially offset by the recognition of foreign currency gains of $33,000 for the first quarter of fiscal 2006 as compared to foreign currency losses of $229,000 for the same period of the prior year. The company also recognized $165,000 in other income for the one-time recovery from a bankruptcy proceeding for the first quarter of fiscal 2005.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash  decreased by $130,000  from  $4,870,000  at June 30, 2005 to $4,740,000 at
September 30, 2005. The decrease in cash is a result of the payment of operating expenses of the company in excess of revenues collected. Remaining cash is being held for working capital purposes and to fund potential investments.

Working capital decreased $341,000 from $3,638,000 at June 30, 2005 to $3,297,000 at September 30, 2005. This decrease is primarily the result of draws on the line of credit and decreases in cash.

SILVERSTAR HOLDINGS LTD - 10-Q                          Filing Date: ___________
--------------------------------------------------------------------------------

At September 30, 2005, the Company had borrowings of $644,000 which consisted of $313,000 of advances against lines of credit secured by like amounts of cash, $9,000 of vehicle loans and $322,000 of term loans.

The  Company   believes  it  has  sufficient  cash  balances  and  liquidity  in outstanding notes receivable to meet its anticipated short and long-term obligations.

Currently, the Company owns approximately $3.5 million in notes receivable denominated in South African Rand. The largest of these notes is a note from Salwin Investments Pty. Ltd. After a partial repayment of R31.5 million received in December 2004, the remaining Salwin note has a face of R18 million (approximately $3 million).

This Salwin note is secured by approximately 18% of the shares in First Lifestyle Holdings, has no fixed repayment terms and, if not paid by November 2020, will be cancelled. The Company monitors the financial results of First Lifestyle Holdings on a quarterly and annual basis. It is the Company's opinion, based on reviews of audited financial statements, interim management accounts, reviews of budgets and projections and inquiries of management of First Lifestyle Holdings, that the 18% shareholding of First Lifestyle Holdings has sufficient principal amount to support the carrying value of the Salwin note.

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

CRITICAL ACCOUNTING POLICIES
The following is a discussion of the accounting policies that the Company believes are critical to its operations:

REVENUES
Strategy First distributes the majority of its products through third-party software distributors to mass-merchant and major retailers and directly to certain Personal Computer ("PC") software retailers, all of which have traditionally sold consumer entertainment PC software products. Additionally,
Strategy may license its products to distributors in exchange for royalty payments. The distribution of products is governed by purchase orders, distribution agreements or direct sale agreements, most of which provide for product returns and price markdowns. For product shipments to these software distributors or retailers, Strategy First records a provision for product returns and price markdowns as a reduction of gross sales at the time the product passes to these distributors or retailers. Revenue is recognized at the time product is shipped by distributors.

The provision for anticipated product returns and price markdowns is primarily based upon Strategy First's analysis of historical product return and price markdown results. If product sell-through results at retail store locations fall significantly below anticipated levels the adequacy of this allowance may be insufficient. Strategy First's reviews the adequacy of its allowance for product returns and price markdowns and if necessary makes adjustments to this allowance on a quarterly basis.

In the case of royalty income, Strategy First will recognize revenue when earned based on sales reports from its distributors. Most agreements require quarterly reporting of sales with payment due within 45 days of the end of the quarter. In many cases, Strategy First receives guaranteed royalty income and these revenues are recorded upon performance of deliverables per the royalty agreements.

Revenues generated by Fantasy Sports are seasonal from mid-February to the end of November. Fantasy Sports' collects the majority of its revenue from customers at the beginning and mid-point of a season and defers recognition of income until the season starts. Once a season begins revenue is recognized prorata until the season ends.

SILVERSTAR HOLDINGS LTD - 10-Q                          Filing Date: ___________
--------------------------------------------------------------------------------

GOODWILL
Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. Evaluating goodwill for impairment involves the determination of the fair market value of our reporting units. Inherent in such fair market value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and the Company's strategic plans with regard to its operations. To the extent additional information arises or the Company's strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material effect on the Company's financial position and results of operations. For those reasons, we believe that the accounting estimate related to goodwill impairment is a critical accounting estimate.

The Company reviews goodwill annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company performed its annual impairment test of goodwill as of June 30, 2005 and determined hat goodwill was not impaired. While the Company believes that no impairment exists, there can be no assurances that future economic or financial developments might not lead to an impairment of goodwill.

INTANGIBLE ASSETS
Intangible assets include software game titles, trademarks, customer lists and other intellectual property and non-competition agreements. Intangible assets, excluding goodwill, are stated on the basis of cost and are amortized on a straight-line basis over estimated lives of three to ten years. Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise, Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets. Should these cash flows not equate to or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required.

ITEM 3A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The Company does however recognize market risk from interest rate and foreign currency exchange exposure. Any movements of interest rates as they relate to outstanding debt would be immaterial to the financial results of the Company.

INTEREST RATE RISK
At September 30, 2005, our cash resources and notes receivable earned interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. Any decrease in interest rates will have a negative effect on the Company's earnings.

FOREIGN CURRENCY RISK
Strategy First Inc. is incorporated in Canada and sells products throughout the United States and Europe. Its functional currency is the Canadian Dollar. This has exposed the Company to market risk with respect to fluctuations in the relative value of the Euro, British Pound, the Canadian Dollar and the US Dollar.

Certain of the Company's cash balances and the remaining proceeds from the sale of its South African subsidiaries are denominated in South African Rand. This has exposed the Company to market risk with respect to fluctuations in the relative value of the South African Rand against the US Dollar.

On March 9, 2005, the Company acquired a twelve-month Rand put/US dollar call option, at a strike price of R6.25 to the US dollar. During its term, this option serves as a partial protection against the depreciation of the SA Rand versus the US dollar. The cost of the option was approximately $200,000 and its price was marked to market at the close of business on September 30, 2005. The Company will continue to adjust the market value of this option as of the end of subsequent reporting periods.

At September 30, 2005, we had assets denominated in South African Rand of R 33.8 million.

SILVERSTAR HOLDINGS LTD - 10-Q                          Filing Date: ___________
--------------------------------------------------------------------------------

SUBSEQUENT EVENTS

On October 21, 2005, the Company entered into a Securities Purchase Agreement (the "Agreement") with DKR SoundShore Oasis Holding Fund Ltd. (the "Purchaser"), pursuant to which the Purchaser invested $5,000,000 in the Company. The Company intends to use the proceeds from the investment for potential acquisitions or working capital.

The Company issued to the Purchaser a Variable Rate Secured Convertible Debenture (the "Debenture") in the principal amount of $5,000,000, due on or before the third anniversary of the closing. The Debenture is convertible at any time, at the option of the Purchaser, into shares of common stock par value $0.01 per share of the Company, (the "Common Stock") at a conversion price of $1.738 per share. The Company will pay interest on the aggregate unconverted and then outstanding principal amount of the Debenture at an annual rate equal to the Prime Rate (as defined in the Debenture) plus 1.5%, or such lesser rate as set forth in the Debenture. The Company will pay down the Debenture in 27 equal monthly installments commencing on July 1, 2006. The Company will have the right to redeem the Debenture at any time pursuant to the terms and conditions of the Debenture.

The Company also issued a Common Stock Purchase Warrant (the "Warrant") to the Purchaser pursuant to which the Purchaser is entitled to purchase from the Company up to 791,139 shares of Common Stock at an exercise price of $1.896 per share at any time before the fifth anniversary of the closing.

The Company's obligations under the Debenture will be secured by a lien on all assets of the Company in favor of the Purchaser pursuant to a Security Agreement among the Company, all of the subsidiaries of the Company and the Purchaser, and guaranteed by all the subsidiaries of the Company pursuant to a Subsidiary Guarantee made by the Company's subsidiaries in favor of the Purchaser. In addition, the obligations of the Company under the Debenture will be guaranteed by Mr. George Karfunkel, and individual investor, pursuant to a Personal Guarantee between Mr. Karfunkel and the Purchaser. The Company has agreed to pay Mr. Karfunkel a fee of $250,000 for the guarantee and 5% of the outstanding balance per annum thereafter.

Pursuant to the Agreement, the Company must hold a special meeting of its shareholders (which may also be at the annual meeting of shareholders) at the earliest practical date following the closing date, and in any event within 60 calendar days following the closing date, for the purpose of obtaining approval as may be required by the applicable rules and regulations of the Nasdaq SmallCap Market from the shareholders of the Company with respect to the foregoing transactions, including the issuance of the shares of Common Stock issuable upon exercise of the Warrant and conversion of the Debenture in excess of 19.99% of the issued and outstanding Common Stock of the Company on the closing date.

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

SILVERSTAR HOLDINGS LTD - 10-Q                          Filing Date: ___________
--------------------------------------------------------------------------------


                           PART II - OTHER INFORMATION

ITEM 6:  EXHIBITS

(a) Exhibits:

31.1   Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SILVERSTAR HOLDINGS LTD - 10-Q                          Filing Date: ___________
--------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date:  November 14, 2005

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