Form 10-Q
period 2005-12-31
SILVERSTAR HOLDINGS LTD
filed 2006-02-14
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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
         Yes   X    No
              ---       ---

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
         securities under a plan confirmed by a court. Yes       No
                                                           ---      ---

         Indicate by check mark whether the Registrant is an  accelerated  filer
         (as defined in Rule 12b-2 of the Exchange Act). Yes       No  X
                                                             ---      ---

         Indicate by check mark whether the  Registrant  is a shell  company (as
         defined in Rule 12b-2 of the Exchange Act). Yes       No  X
                                                         ---      ---


The number of shares of common stock outstanding as of February 3, 2006 was 9,091,533

PART I - FINANCIAL INFORMATION

ITEM 1 Condensed Consolidated Balance Sheets at December 31, 2005 (Unaudited) and June 30, 2005

         Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended December 31, 2005 and 2004

         Condensed Consolidated Statements of Cash Flows (Unaudited) for six months ended December 31, 2005 and 2004

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

PART II - OTHER INFORMATION

ITEM 6    Exhibits and Reports on Form 8-K


SIGNATURES

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                        DECEMBER 31,        JUNE 30,
                                         ASSETS                                               2005           2005
                                        -------                                           ------------     ------------
Current Assets:
   Cash and cash equivalents, includes restricted cash of
       $973,465 and $67,189 respectively (see note 4)                                     $  7,626,857     $  4,870,486
   Cash deposits held in escrow                                                              1,184,450                -
   Accounts receivable, net                                                                    793,588           95,130
   Inventory                                                                                    76,278              534
   Current portion of long-term notes receivable                                               147,350          118,272
   Prepaid expenses and other current assets                                                   410,561          182,687
      Option Contract                                                                          109,253          359,171
                                                                                          ------------     ------------
      Total current assets                                                                  10,348,337        5,626,280
                                                                                          ------------     ------------

Property, Plant and Equipment, net                                                             101,674          114,628
Investments in Non-Marketable Securities                                                       843,566          843,566
Long-Term Notes Receivable                                                                   3,354,168        3,135,763
Goodwill, net                                                                                3,756,415        3,715,153
Intangible Assets, net                                                                       1,236,868        1,241,701
Deferred Charges and Other Assets                                                              605,013           23,374
                                                                                          ------------     ------------
    Total assets                                                                          $ 20,246,041     $ 14,700,465
                                                                                          ============     ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

Current Liabilities:
   Bank overdraft                                                                         $     65,865                -
   Line of credit                                                                              973,465     $     67,189
   Current portion of long-term debt                                                           234,173          220,845
   Current portion of convertible secured debenture                                            925,925
   Accounts payable                                                                            490,536          395,383
   Accrued expenses                                                                          1,046,773          675,681
   Deferred revenue                                                                            143,237          629,248
                                                                                          ------------     ------------
       Total current liabilities                                                             3,879,974        1,988,346
                                                                                          ------------     ------------

Long-Term Debt                                                                                  41,532          150,047
Convertible Secured Debenture                                                                3,353,010                -
Obligation to Issue Common Stock                                                               273,554          273,554
                                                                                          ------------     ------------
    Total liabilities                                                                        7,548,070        2,411,947
                                                                                          ------------     ------------

Commitments, Contingencies and Other Matters                                                         -                -

Stockholders' Equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized;
        no shares issued and outstanding                                                             -                -
   Common stock, Class A, $0.01 par value, 50,000,000 shares authorized; 8,263,324 and
     8,233,324 shares issued and outstanding, respectively                                      82,633           82,333
   Common stock, Class B, $0.01 par value; 2,000,000 shares authorized; 835,260
     shares issued and outstanding                                                               8,353            8,353
   Common stock, FSAH Class B $0.001 par value; 10,000,000 shares authorized;
     2,671,087 shares issued and outstanding                                                       600              600
   Additional paid-in capital                                                               65,448,928       64,602,803
   Accumulated deficit                                                                     (52,914,428)     (52,411,167)
   Accumulated comprehensive income                                                             71,885            5,596
                                                                                          ------------     ------------
    Total stockholders' equity                                                              12,697,971       12,288,518
                                                                                          ------------     ------------
   Total liabilities and stockholders' equity                                             $ 20,246,041     $ 14,700,465
                                                                                          ============     ============

            See notes to condensed consolidated financial statements.

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED DECEMBER 31,
                                                                     2005            2004
                                                                 -----------     -----------

Revenues                                                         $ 1,536,814     $   505,300
                                                                 -----------     -----------
Operating Expenses:
  Cost of sales                                                      815,927         285,030
  Selling, general and administrative                                815,541         358,642
  Amortization of intangibles                                         35,284             500
  Depreciation                                                         9,648           4,283
                                                                 -----------     -----------
                                                                   1,676,400         648,455
Operating Loss                                                      (139,586)       (143,155)


Other Income                                                          17,514             741
Foreign Currency Gain (Loss)                                         (15,697)        769,543
Acquisition Costs Incurred                                          (209,342)              -
Amortization of Convertible Debt Discounts and Issuance Costs       (123,169)              -
Interest Expense                                                     (89,862)         (5,315)
Interest Income                                                      105,179         165,393
                                                                 -----------     -----------

Income (Loss) before Income Taxes                                   (454,963)        787,207

Provision for Income Taxes                                                 -               -
                                                                 -----------     -----------

Net Income (Loss)                                                $  (454,963)    $   787,207
                                                                 ===========     ===========

Net Income (Loss) Per Share:

  Basic                                                          $     (0.05)    $      0.09
                                                                 ===========     ===========
  Diluted                                                        $     (0.05)    $      0.09
                                                                 ===========     ===========

Weighted Average Common Stock Outstanding:

  Basic                                                            9,076,518       8,695,513
                                                                 ===========     ===========
  Diluted                                                          9,076,518       9,037,886
                                                                 ===========     ===========


           See notes to condensed consolidated financial statements.

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED DECEMBER 31,
                                                                     2005            2004
                                                                 -----------     -----------
Revenues                                                         $ 2,503,251     $ 1,115,635
                                                                 -----------     -----------
Operating Expenses:
   Cost of sales                                                   1,255,812         565,850
   Selling, general and administrative                             1,479,237         645,886
   Amortization of intangibles                                        69,702           1,000
   Depreciation                                                       19,083           8,557
                                                                 -----------     -----------
                                                                   2,823,834       1,221,293

Operating Loss                                                      (320,583)       (105,658)

Other Income                                                          41,426         165,896
Foreign Currency Gains                                                17,540         540,330
Acquisition Costs Incurred                                          (209,342)              -
Amortization of Convertible Debt Discounts and Issuance Costs       (123,169)              -
Interest Expense                                                     (98,426)        (10,875)
Interest Income                                                      189,293         332,797
                                                                 -----------     -----------
Income (Loss) Before Income Taxes                                   (503,261)        912,490
                                                                 -----------     -----------

Provision for Income Taxes                                                 -               -
                                                                 -----------     -----------
Income (Loss) from  Operations                                      (503,261)        912,490

Net Income (Loss)                                                $  (503,261)    $   912,490
                                                                 ===========     ===========

Income (Loss) Per Share:

   Basic                                                         $     (0.06)    $      0.10
                                                                 ===========     ===========
   Diluted                                                       $     (0.06)    $      0.10
                                                                 ===========     ===========

Weighted Average Common Stock Outstanding:

   Basic                                                           9,072,551       8,695,513
                                                                 ===========     ===========
   Diluted                                                         9,072,551       9,019,116
                                                                 ===========     ===========


                 See notes to consolidated financial statements.

                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                           SIX MONTHS ENDED DECEMBER 31,
                                                               2005            2004
                                                           -----------     -----------
Cash Flows from Operating Activities:
   Net income (loss) from operations                       $  (503,261)    $   912,490
   Depreciation and amortization                               211,953           9,557
      Stock-based compensation                                  34,188               -
      Warrants issued for services                                   -          19,200
   Unrealized foreign currency gains                           (71,657)       (700,077)
   Accrued interest income on notes receivable                (120,031)       (306,540)
   Changes in operating assets and liabilities, net           (998,245)       (468,537)
                                                           -----------     -----------

Net cash used in operating activities                       (1,447,053)       (533,907)
                                                           -----------     -----------

Cash Flows from Investing Activities:

   Acquisition expenses capitalized                             (3,322)              -
   Purchase of fixed assets                                     (1,896)              -
   Proceeds from repayment of long-term note receivable         48,164       5,356,868
                                                           -----------     -----------

Net cash provided by investing activities                       42,946       5,356,868
                                                           -----------     -----------

Cash flows from financing activities:

       Short term borrowings, net                              906,276         119,200
       Increase in deposits held in escrow                  (1,184,450)
       Increase in bank overdraft                               65,865               -
       Net proceeds from convertible debenture               4,373,301               -
       Repayment of long term debt                             (89,303)        (11,166)
       Issuance of common stock                                 22,500               -
                                                           -----------     -----------
Net cash provided by financing activities                    4,094,189         108,034
                                                           -----------     -----------

Effect of exchange rates on cash                                66,289               -

Net increase in cash and cash equivalents                    2,765,371       4,930,995
Cash and cash equivalents, beginning of period               4,870,486       1,235,310
                                                           -----------     -----------
Cash and cash equivalents, end of period                   $ 7,626,857     $ 6,166,305
                                                           ===========     ===========

Supplemental cash flow information:

       Cash paid for interest                              $    54,445     $    10,875
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

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of December 31, 2005 and the results of operations and cash flows for the interim periods of the fiscal year ending June 30, 2006 ("fiscal 2006") and the fiscal year ended June 30, 2005 ("fiscal 2005") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2005.

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

STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment". This standard replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The standard requires companies to expense the fair value of stock options on the grant date and is effective for annual periods beginning after June 15, 2005. In accordance with the revised statement, the Company will recognize the expenses
                                                                               6
attributable to stock options granted or vested subsequent to July 1, 2005, during the fiscal year ending June 30, 2006. The Company recognized expense of $17,094 and $34,188 for the three and six month periods ended December 31, 2005, respectively, for employee stock options that vest during fiscal 2006.

SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), encouraged but did not require companies to record stock-based compensation plans using a fair value based method. The Company chose to account for stock-based compensation using the intrinsic value based method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees" for accounting periods ending before July 1, 2005. Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock for the three and six month periods ended December 31, 2004, respectively.

If the Company used the fair value-based method of accounting to measure compensation expense for options granted at the date they were granted as prescribed by SFAS No. 123, loss per share from continuing operations for the three and six month periods ended December 31, 2004 would have changed, as indicated by the pro forma amounts set forth in the table below.

                                                               THREE MONTHS        SIX MONTHS
                                                            ENDED DECEMBER 31,   ENDED DECEMBER 31,
                                                                 2004                 2004
                                                             -----------          -----------
          Income from continuing operations as reported      $   787,207          $   912,490
          Less: Compensation expense for options
               Awards determined by the fair-value-based
               Method                                            (68,437)             (68,437)
                                                             -----------          -----------
          Proforma net income from continuing
          Operations                                         $   718,770          $   844,053
                                                             ===========          ===========

          Basic:

               As reported                                   $      0.09          $      0.10
               Pro forma                                     $      0.08          $      0.10

          Assuming Full dilution:

               As reported                                   $      0.09          $      0.10
               Pro forma                                     $      0.08          $      0.09

In July 2004, warrant to purchase 180,000 shares of our Class A Common Stock at an exercise price of $0.81 per share were granted to a consultant for services to be rendered. These warrants were valued at $115,210 using a Black-Scholes pricing model with the following assumptions: expected volatility of 142%; a risk-free interest rate of 3.19% and an expected life of three years. These warrants vest ratably over the three-year period of the agreement. An expense has been recognized for the fair value of these warrants granted to such non-employee in the amounts of $19,200 for the first six months of fiscal year 2005. Effective May 1, 2005 the consultant was appointed to the Board at Strategy First and the remainder of his options valued at $83,210 vested immediately. These options were included in compensation expense deducted from income from continuing operations as prescribed by Accounting Principles Board Opinion #25.

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

        Acquisition cost                     $1,370,574
                                             ==========
        Net assets acquired:
           Current assets                    $  297,244
           Fixed assets                          82,664
           Goodwill                             764,089
           Intangible assets                  1,245,157
                                             ----------
                 Total assets                 2,389,154

           Current liabilities                  624,183
           Long-term debt                       394,397
                                             ----------
                 Total liabilities            1,018,580
                                             ----------
                                             $1,370,574
                                             ==========


NOTE 4.    CASH, CASH EQUIVALENTS AND ESCROW DEPOSIT

Cash and cash equivalents consist of cash and all highly liquid investments with original maturities of three months or less. The vast majority our cash balances are held in liquid accounts at two highly rated financial institutions. While these deposits are not insured, the quality of such financial institutions is such that the risks of loss on these funds are minimal. Restricted cash balances at December 31, 2005 totaled $973,465, which is used as collateral on the Company's line of credit.

The Company has classified $1,184,450 (one million Euro) as an escrow deposit. This amount has been deposited with the Commercial Court in Vienna, in order to secure a claim for fulfillment of an investment agreement. The Company has subsequently applied for repayment of this deposit. The claim for fulfillment was structured so as to ensure the maximum likelihood of full repayment of the deposit should we so request. We therefore anticipate that substantially all of this deposit will be refunded during the current quarter. However, should the repayment request be opposed by the defending party, we may require further legal proceedings to redeem this deposit. In this event, there can be no assurance as to the final amount, if any, that we will recover from such deposit. To date there has been no filing to prevent full repayment of this deposit.

NOTE 5.    INTANGIBLE ASSETS

 The components of amortizable intangible assets as of December 31, 2005 and June 30, 2005 are as follows:

Balance at December 31, 2005            GROSS CARRYING  ACCUMULATED
                                            AMOUNT      AMORTIZATION      TOTAL
                                          ----------    ----------     ----------

          Customer lists                  $  215,000    ($ 205,500)    $    9,500
          Game titles                      1,286,450       (85,786)     1,200,664

          Covenant not to compete             34,305        (7,601)        26,704
                                          ----------    ----------     ----------


          Balance at December 31, 2005    $1,535,755    ($ 298,887)    $1,236,868
                                          ==========    ==========     ==========


  Balance at June 30, 2005              GROSS CARRYING  ACCUMULATED
                                            AMOUNT      AMORTIZATION     TOTAL
                                          ----------    ----------     ----------

          Customer lists                 $  215,000     ($ 204,500)    $   10,500
          Game titles                     1,220,802        (20,347)     1,200,455

          Covenant not to compete            32,555        (1,809)         30,746
                                         ----------    ----------      ----------


          Balance at June 30, 2005       $1,468,357    ($ 226,656)     $1,241,701
                                         ==========    ==========      =========

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually.

Amortization expense for intangible assets for the three and six month periods ended December 31, 2005 were $35,284 and $69,702, respectively. Estimated amortization expense for the rest of fiscal 2006 and for the succeeding four fiscal years is as follows:

         2006          71,041
         2007         142,080
          2008        140,196
         2009         130,645
         2010         130,645

Thereafter            622,261
                      -------

                  $  1,236,868
                  ============

The balance in goodwill is as follows:

                            INTERNET FANTASY ENTERTAINMENT
                               SPORTS GAMES     SOFTWARE       TOTAL
                                ----------    ----------    ----------
Balance at December 31, 2005    $2,947,824    $  808,591    $3,756,415
                                ==========    ==========    ==========
Balance at June 30, 2005        $2,947,824    $  767,329    $3,715,153
                                ==========    ==========    ==========


NOTE 6.    CASH FLOWS

The changes in operating assets and liabilities consist of the following:

                                                                    SIX MONTHS ENDED DECEMBER 31,
                                                                        2005            2004
                                                                    -----------     -----------
Increase in accounts receivable                                     $  (654,680)    $    (1,273)
(Increase) decrease in inventories                                      (72,249)         10,565
Increase (decrease) in prepaid expenses and other current assets       (221,750)          2,970
Increase (decrease) in accounts payable                                  88,562         (74,185)
Decrease in other provisions and accruals                              (138,128)       (406,614)
                                                                    -----------     -----------
                                                                    $  (998,245)    $  (468,537)
                                                                    ===========     ===========


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

Information concerning identifiable assets as of December 31, 2005 and June 30, 2005 for the segments in which the Company operated are shown in the following table. Corporate assets are principally cash and notes receivable.

                                           AS OF            AS OF
                                     DECEMBER 31, 2005   JUNE 30, 2005
                                        -----------      -----------
Identifiable Assets:

Segments:
     Entertainment software             $ 3,321,875      $ 2,345,845
     Internet fantasy sports games        3,247,336        3,195,566
                                        -----------      -----------
                                          6,569,211        5,541,411
      Corporate                          13,676,830        9,159,054
                                        -----------      -----------

Consolidated Totals                     $20,246,041      $14,700,465
                                        ===========      ===========

Information concerning the results of operations for three and six months ended December 31, 2005 and 2004 for the segments in which the company operates are as follows:

                                                        THREE MONTHS ENDED DECEMBER 31,
                                                            2005              2004
                                                        -----------       -----------
Segments:
     Entertainment software                             $   983,434        $        -
     Internet Fantasy Sports games                          553,380           505,300
                                                        -----------       -----------
Consolidated Totals                                     $ 1,536,814       $   505,300
                                                        ===========       ===========
 Income (loss) from operations:

Segments:

     Entertainment software                             $    (9,259)          $     -
     Internet Fantasy Sports games                          121,508           104,858
                                                        -----------       -----------
                                                            112,249           104,858
Corporate:

     Corporate general and administrative expenses         (251,835)         (248,013)
     Other income                                            17,514               741
     Foreign currency gain (loss)                           (15,697)          769,543
     Acquisition costs incurred                            (209,342)                -
     Amortization of convertible debt discounts
     and issuance costs                                    (123,169)
     Interest  expense                                      (89,862)           (5,315)
     Interest  income                                       105,579           165,393
                                                        -----------       -----------
Consolidated Totals                                     $  (454,963)      $   787,207
                                                        ===========       ===========

                                                        SIX MONTHS ENDED DECEMBER 31,
                                                            2005             2004
                                                        -----------       -----------
Segments:
     Entertainment software                             $ 1,354,143     $           -
     Internet Fantasy Sports games                        1,149,108         1,115,635
                                                        -----------       -----------
Consolidated Totals                                     $ 2,503,251       $ 1,115,635
                                                        ===========       ===========
 Income (loss) from operations:

Segments:

     Entertainment software                             $  (200,235)    $           -
     Internet Fantasy Sports games                          361,125           354,502
                                                        -----------       -----------
                                                            160,890           354,502
Corporate:

     Corporate general and administrative expenses         (481,473)         (460,160)
     Other income                                            41,426           165,896
     Foreign currency gain                                   17,540           540,330
     Acquisition costs incurred                            (209,342)                -
      Amortization of convertible debt discounts
     and issuance costs                                    (123,169)                -
     Interest  expense                                      (98,426)                -
     Interest  income                                       189,293           332,797
                                                        -----------       -----------
Consolidated Totals                                     $  (503,261)      $   912,490
                                                        ===========       ===========


NOTE 8.    DEBT

LINES OF CREDIT

In June 2002, Fantasy Sports obtained a secured line of credit facility for borrowings up to $1.0 million, which is fully secured by cash balances held in the Company's account. This facility is due on demand and has a floating interest rate that is based on the prime rate minus 1.75%. On December 31, 2005, this rate was at 5.75%. The balance outstanding under this line of credit at December 31, 2005, was $973,465.

LONG TERM DEBT

                                          DECEMBER 31,      JUNE 30,
                                              2005            2005
                                           ---------       ---------
          Vehicle and equipment loans      $   9,281       $  10,633
          Term loan                          266,424         360,259
                                           ---------       ---------
                                             275,705         370,892
          Less current portion              (234,173)       (220,845)
                                           ---------       ---------
          Long-term debt, net              $  41,532       $ 150,047
                                           =========       =========

Scheduled debt maturities as of December 31, 2005 are as follows:

          1 Year or less:      $234,173
          1-2 Years              41,532
                               --------
          Total                $275,705
                               ========


NOTE 9.    CONVERTIBLE SECURED DEBENTURE

On October 31, 2005, the Company consummated a transaction pursuant to a Securities Purchase Agreement, dated October 21, 2005 (the "Purchase Agreement"), with DKR SoundShore Oasis Holding Fund Ltd. (the "Purchaser"). Pursuant to the Purchase Agreement, the Company issued to the Purchaser a $5,000,000 principal amount Variable Rate Secured Convertible Debenture due October 31, 2008 (the "Debenture") and a warrant to purchase 791,139 shares of the Company's Common Stock at an exercise price of $1.896 per share (the "Warrant").

Interest accrues on the principal balance of the note at an annual interest rate equal to prime plus 1.5%. On December 31, 2005 the interest rate was 8.75%. The note is convertible into common stock of the Company at an initial conversion rate of $1.738 per share up to a maximum of 2,876,860 shares. The agreement allows for an additional 1,100,403 shares to be issued upon the conversion of the debentures or exercise of the warrants as a result of either conversion price adjustments or exercise price adjustments. Based upon the closing price per share of the Company's Common Stock on the date of issuance, there was an intrinsic value associated with the beneficial conversion feature of $124,443, which is presented as a discount on the convertible note and amortized over the term of the note.

The principal amount of the Debenture is to be redeemed at the rate of $185,185 per month, plus accrued and unpaid interest and liquidated damages, commencing on July 6, 2006 and may be paid, at the Company's option (i) in cash or (ii) in shares of the Company's Common Stock in an amount not to exceed 10% of the total dollar trading volume of the Common Stock during the 10 trading days immediately prior to the applicable monthly redemption date based on a conversion price equal to 85% of the average of the lowest three volume weighted average price during the 10 trading days immediately prior to the applicable monthly redemption date. The Company has the option, at any time, to redeem some or all of the outstanding Debenture, in cash, in an amount equal to the sum of (i) 115% of the principal amount of the Debenture outstanding, plus accrued and unpaid interest and liquidated damages (the "Optional Redemption Amount") (provided, however, that the Company may pay up to 15% of the principal amount comprising of a portion of the Optional Redemption Amount in shares of the Company's Common Stock if certain conditions are satisfied).

The Company's obligations under the Debenture are secured by a lien on all assets of the Company in favor of the Purchaser pursuant to a Security Agreement, dated October 31, 2005, among the Company, all of the subsidiaries of the Company and the Purchaser, and guaranteed by all the subsidiaries of the Company pursuant to a Subsidiary Guarantee, dated October 31, 2005, made by the Company's subsidiaries in favor of the Purchaser. In addition, the obligations of the Company under the Debenture are personally guaranteed by Mr. George Karfunkel pursuant to a Personal Guarantee, dated October 31, 2005, between Mr. Karfunkel and the Purchaser. Mr. Karfunkel is compensated in the amount of 5% of the current principal outstanding per annum.

In connection with the convertible note, the Company issued to the holder of the note a five-year warrant to purchase up to 791,139 shares of the Company's common stock at an exercise price of $1.896 per share. The fair value for these warrants was estimated at the grant date using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate of 4.50%, dividend yields of 0% and a volatility factor of the expected market price of the Common Stock of

114.80%. Based upon the closing price per share of the Company's common stock on the date of issuance, the Company estimated the fair value of the warrant and allocated $665,295 of the proceeds from the note to the warrant, which is presented as a discount on the convertible note, net of amortization to be taken over the three-year term of the note using the effective interest method.

The balance of the note as of December 31, 2005, net of unamortized discounts is as follows:

Principal amount of note                                           $ 5,000,000

Discount for beneficial conversion features                           (113,622)
Discount for fair value of warrants and options                       (607,443)
                                                                   -----------

Balance as of December 31, 2005, net of unamortized discounts      $ 4,278,935
                                                                   -----------

Scheduled maturities of the convertible debenture as of December 31, 2005 were as follows:

          1 Year or less:      $  925,925
          1-2 Years             4,074,075
                               ----------
          Total                $5,000,000
                               ==========

Interest expense related to the note amounted to $70,833 during the period of October 31, 2005 through December 31, 2005.

Amortization of discounts for the beneficial conversion features and warrant resulted in charges to Amortization of Convertible Debt Discounts and Issuance Costs totaling $68,673 during the three months ended December 31, 2005 .The Company also incurred expenses of $626,699 directly related to securing this note. These expenses are being amortized over the term of the note and $54,496 of these costs were included in Amortization of Convertible Debt Discounts and Issuance Costs during the quarter ended December 31, 2005.

Estimated amortization expense related to the warrants, beneficial conversion feature, and costs related to securing this note for the rest of fiscal 2006 through debt maturity is as follows:

           2006        369,505
           2007        613,561
           2008        287,393
           2009         22,809
                     ---------

          Total      1,293,968
                     ---------


NOTE 10.   GUARANTEES

During the first quarter of fiscal 2006, the Company entered into an agreement with one of Strategy First's game developers to guarantee certain of their royalty payments. The guarantee is limited to $100,000. The royalties subject to these guarantees are expected to be earned from games released in the second quarter of fiscal 2006. As of December 31, 2005, $42,000 has been earned under these agreements which are payable in February 2006.

The Company anticipates that Strategy First will pay the royalties due to its developers when earned and does not anticipate having to make any payments under these guarantees.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND HISTORY

We were founded in September 1995 as a Bermuda corporation to pursue opportunities in South Africa. At that time, our business plan was to acquire, own and operate seasoned, closely held companies in South Africa with annual sales in the range of approximately $5 million to $50 million. In 1999, we shifted our focus to the Internet, technology and e-commerce sectors, and away from South Africa, by acquiring a majority stake in Leisureplanet.com, an Internet travel services company. In connection with the shift in our business plan, we changed our name to Leisure Planet Holdings, Ltd. In 2000, we disposed of all our operations in South Africa, closed Leisureplanet.com and acquired 100% of Fantasy Sports, Inc. In 2001, we acquired 100% of Student Sports, Inc, which we sold in 2003. In 2005, we acquired 100% of Strategy First Inc. As a result of these changes and developments, we have reestablished our investment criteria. Currently, our strategy focuses on the following:

a) Acquiring controlling stakes in high quality game related media and marketing businesses with strong management teams that are positioned to use technology and Internet related platforms to fuel above average growth.

b) Our investments must show an ability to contribute, in the short to medium term, to earnings per share through operating profit or capital appreciation.

c) We aim to add value to our investments by operating in partnership with committed, incentivised, entrepreneurial management who show the vision and ability to grow their businesses into industry or niche leaders.

RESULTS OF OPERATIONS

Fantasy Sports has seasonal trends that affect the revenues and results of its businesses. Fantasy Sports earns its revenues and recognizes most of its income during the June and September quarters. Therefore, the results for the December and March quarters are negatively affected by this seasonality.

QUARTER ENDED DECEMBER 31, 2005  AS COMPARED TO QUARTER ENDED DECEMBER 31, 2004

Since the Company has owned Strategy First since April 2005, prior year comparisons for this operation are not included in the MD&A. During the last fiscal year, Strategy First operated under bankruptcy protection. Therefore its prior numbers do not provide an accurate or valid comparison to its current operations.

REVENUES

Revenues were $1,537,000 in the second quarter of fiscal 2006 as compared to $505,000 in the same period in the prior year. Fantasy Sports revenues increased $48,000 to $553,000. Revenues from the College Football Challenge increased $33,000 due to a substantial increase in the number of subscribers to this game. Revenues for Strategy First totaled $983,000 during the quarter ended December 31, 2005, which was an increase of $612,000 from the quarter, ended September 30, 2005. The increase in revenue over the previous quarter was primarily the result of releasing three new game titles in North America.

COST OF SALES

Cost of sales was $816,000 or 53.1% of total revenues in the second quarter of fiscal 2006, as compared to $285,000, or 56.4%, of total revenues, in the same period of the prior year. Cost of sales for Fantasy Sports were $342,000, or
61.8 %, of related revenues as compared to 56.4 % of related revenues in the same period in the prior year. The increase is primarily the result of increases in merchandise prize fulfillment expenses to winning participants in our Nextel Cup and College Football Challenges. Cost of sales for Strategy First were $474,000 or 48.2% of related revenues during the quarter ended December 31, 2005 as compared to $164,000 or $46.4% of related revenues during the quarter ended September 30, 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the second quarter of fiscal 2006 were $816,000, an increase of approximately $457,000 over the same period in the prior year. Selling, general and administrative expenses for Strategy first totaled $478,000. Selling, general and administrative expenses for Fantasy sports decreased by $25,000 from $113,000 during the quarter ended December 31, 2004 to $88,000 during the comparable quarter this fiscal year primarily as the result of reductions in advertising expenses. Corporate overhead expenses increased $4,000 to $250,000 from $246,000 during the same period in the prior year.

AMORTIZATION AND DEPRECIATION

Amortization of intangible assets increased $35,000 in the second fiscal quarter of fiscal 2006 from the same period in the previous fiscal year as a result of the acquisition of Strategy First in April 2005. Depreciation expense was approximately $10,000 in the second quarter of fiscal 2006, an increase of approximately $5,000 to the comparative prior period and incurred primarily as the result of the acquisition of Strategy First in April 2005.

OTHER INCOME

Other income for the second quarter of fiscal 2006 increased $17,000 over the same period in the prior year and consisted primarily of gains recognized by short term investments held in the Company's managed fund cash account.

FOREIGN  CURRENCY GAINS AND LOSSES

The foreign currency losses during the second quarter of fiscal 2006 were approximately $16,000, as compared to gains of $770,000 in the second quarter of fiscal 2005. Foreign currency gains of $44,000 were related to the assets remaining from the sale of discontinued South African operations. Strategy first recognized $2,000 in gains and $28,000 in unrealized losses were recognized by the parent company on the 1 million Euro deposited with the Commercial Court in Vienna. The functional Currency of Strategy First is the Canadian dollar and it's products are sold throughout the United States and Europe. Gains (losses) from the discontinued South African operations are the result of the fluctuations of the South African Rand against the US dollar. During the three months ended December 31, 2005 the Rand appreciated approximately 5% against the US dollar, while it appreciated 12% in the corresponding period last year. In fiscal 2006, the decrease in the market value of Rand put/US dollar call option offset these foreign currency gains, which resulted in a smaller net gain for the period. These foreign currency gains are non-cash items until converted into US dollars, when any accumulated gains or losses will be converted into cash. During the three months ended December 31, 2004, the Company received approximately R31 million (South African Rand) as partial payment of notes owed by Salwin Pty, Ltd. As a result of this payment the Company converted unrealized gains into cash.

ACQUISITION COSTS INCURRED

During fiscal year 2006 the Company incurred approximately $209,000 of expenses pursuing the unsuccessful acquisition of a European Company that develops and publishes entertainment software. These costs consisted primarily of legal and travel expenses. During the quarter ended December 31, 2005 the Company expensed these previously capitalized costs when it became apparent that the acquisition would not occur. At December 31, 2005 the company had $1,185,000 in restricted cash that is currently being held in escrow as a result of litigation in connection with this unsuccessful acquisition.

AMORTIZATION OF CONVERTIBLE DEBT  DISCOUNTS AND ISSUANCE COSTS

On October 31, 2005, the Company issued a $5,000,000 principal amount Variable Rate Secured Convertible Note and a warrant to purchase additional shares of the Company's Common Stock. Based upon the closing price per share of the Company's Common Stock on the date of issuance, and the effective conversion rate, there was a beneficial conversion feature. Approximately $665,000 of the proceeds were allocated to the warrants. The Company also incurred expenses of $627,000 directly related to securing this note. Amortization of the warrants issued, the beneficial conversion feature of the note and the costs associated with securing this note totaled $123,000 for the quarter ended December 31, 2005.

INTEREST EXPENSE

Interest expense of $90,000 was recorded during the second quarter of fiscal 2006 as compared to $5,000 in the same period of the prior year. Interest expense increased primarily as a result of interest charges incurred in the second quarter fiscal 2006 on the convertible debenture security, which totaled $71,000 during the quarter, ended December 31, 2005.

INTEREST INCOME

Interest income of $105,000 was earned during the second quarter of fiscal 2006 as compared to $165,000 in the same quarter of the prior year. The decrease in interest income in the second quarter of fiscal 2006 was primarily the result of the lower principal balances on the notes receivable from the sale of the South African operations.

PROVISION FOR INCOME TAXES

The Company is registered in Bermuda, where no tax laws are applicable. Three of the Company's subsidiaries are subject to US income taxes and one is subject to Canadian income taxes. Prior to this date, they have incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET INCOME (LOSS)

The Company recognized a net loss of $454,000 during the second quarter of fiscal 2006 as compared to net income of $787,000 during the same period in the prior year for an overall decrease in net income of $1,241,000. The operating loss for the three months ended December 31, 2005 decreased to $140,000 from $143,000 in the same period of the prior fiscal year. The reduction in income over the prior year is primarily the result of a $754,000 decrease in foreign currency gains in the second fiscal quarter of fiscal 2006 from the same period in the previous fiscal year. The Company also incurred $209,000 of acquisition expenses, $123,000 of amortizable convertible debt discounts and issuance costs, and $71,000 of interest charges as a result of the issuance of the convertible secured debenture during the second quarter of fiscal 2006. None of these expenses were incurred during the second fiscal quarter of 2005

SIX MONTHS ENDED DECEMBER 31, 2005 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2004

REVENUES

Revenues were $2,503,000 in the first six months of fiscal 2006 as compared to $1,116,000 in the same period in the prior year. Fantasy Sports revenues increased $33,000 to $1,149,000 primarily as a result of increases in revenues from the College Football Challenge due to a substantial increase in the number of subscribers to this game. Revenues for Strategy First totaled $1,354,000,000 during the six months ended December 31, 2005. Revenues for the Quarter ended December 31. 2005 increased $612,000 from the quarter ended September 30, 2005. The increase in revenue over the previous quarter was primarily the result of releasing three new game titles in North America and a substantial increase in the recognition of revenue on guaranteed contracts.

COST OF SALES

Cost of sales were $1,256,000 or 50.2% of total revenues in the for the six months ending December 31, 2005 as compared to $566,000 or 50.7%, of total revenues, in the same period of the prior year. Cost of sales for Fantasy Sports were $620,000, or 54.0 %, of related revenues as compared to 50.7 % of related revenues in the same period in the prior year. The increase is primarily the result of increases in merchandise prize fulfillment expenses. Cost of sales for Strategy First was $638,000 or 47.1% of related revenues during the six months ended December 31, 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the first two quarters of fiscal 2006 were $1,479,000 an increase of approximately $832,000 over the same period in the prior year. Selling, general and administrative expenses for Strategy first totaled $836,000. Selling, general and administrative expenses for Fantasy sports decreased by $26,000 from $190,000 during the six months ended December 31, 2004 to $164,000 during the comparable quarter this fiscal year primarily as the result of reductions in advertising expenses. Corporate overhead expenses increased $21,000 to $477,000 from $456,000 during the same period in the prior year.

AMORTIZATION AND DEPRECIATION

Amortization of intangible assets increased $69,000 in the first two quarters of fiscal 2006 from the same period in the previous fiscal year as a result of the acquisition of Strategy First in April 2005. Depreciation expense was approximately $19,000 for the six months ending December 31, 2005, an increase of approximately $10,000 from the comparative prior period and incurred primarily as the result of the acquisition of Strategy First in April 2005.

OTHER INCOME

Other income for the first two quarters of fiscal 2006 decreased $124,000 to $41,000 as compared to the same period in the prior year. During the six months ending December 31, 2004 the Company received $164,000 relating to a one-time recovery from a bankruptcy proceeding.

FOREIGN CURRENCY GAINS AND LOSSES

Foreign currency gains during the first two quarters of fiscal 2006 were $18,000, as compared to gains of $540,000 in the Comparable period for fiscal 2005. Foreign currency gains of $16,000 were related to the assets remaining from the sale of discontinued South African operations. Strategy First recognized $4,000 in losses and $28,000 in losses were recognized by the parent company.

ACQUISITION COSTS INCURRED

During fiscal year the Company incurred approximately $209,000 of expenses pursuing the unsuccessful acquisition of a European Company that develops and publishes entertainment software. These costs consisted primarily of legal and travel expenses. During the six months ended December 31, 2005 the Company expensed these previously capitalized costs when it became apparent that the acquisition would not occur. At December 31, 2005 the company had $1,185,000 in restricted cash that is currently being held in escrow as a result of litigation in connection with unsuccessful acquisition.

AMORTIZATION OF CONVERTIBLE DEBT  DISCOUNTS AND ISSUANCE COSTS

On October 31, 2005, the Company issued a $5,000,000 principal amount Variable Rate Secured Convertible that included a warrant to purchase additional shares of the Company's Common Stock. Based upon the closing price per share of the Company's common stock on the date of issuance, there were intrinsic values associated with the beneficial conversion feature of the note and the warrants, which were issued. The Company also incurred expenses of $627,000 directly related to securing this note. Amortization of the warrants issued, the beneficial conversion feature of the note and the costs associated with securing this note totaled $123,000 for the six months ended December 31, 2005.

INTEREST EXPENSE

Interest expense of $98,000 was recorded during the first two quarters of fiscal 2006 as compared to $11,000 in the same period of the prior year. Interest expense increased primarily as a result of interest charges incurred in the first six months of fiscal 2006 on the convertible debenture security, which totaled $71,000 during the six months ended December 31, 2005.

INTEREST INCOME

Interest income of $189,000 was earned during the first two quarters of fiscal 2006 as compared to $333,000 in the same period of the prior year. The decrease in interest income in the first two quarters of fiscal 2006 was primarily the result of the lower principal balances on the notes receivable from the sale of the South African operations.

NET INCOME (LOSS)

The Company recognized a net loss of $503,000 during the first two quarters of fiscal 2006 as compared to net income of $912,000 during the same period in the prior year for an overall decrease in net income of $1,415,000. The operating loss for the six months end December 31, 2005 increased to $321,000 from $106,000 in the same period of the prior fiscal year. Operating income for Fantasy Sports improved $6,000 and totaled $361,000. Strategy First incurred operating losses of $200,000. Other factors that contributed to the decrease in income over the prior year included a $522,000 decrease in foreign currency gains, a $122,000 decrease in other income, and a $221,000 decrease in net interest income. The Company also incurred $209,000 of acquisition expenses, $123,000 of amortizable convertible debt discounts and issuance costs, and $71,000 of interest charges as a result of the issuance of the convertible secured debenture during the six months ending December 31, 2005. None of these expenses were incurred during the first six months of fiscal 2005.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $2,757,000  from  $4,870,000 at June 30, 2005 to $7,627,000 at
December 31, 2005. The increase in cash is primarily the result of net proceeds received from the issuance of the convertible secured debenture offset by cash used in operations.

Working capital increased $2,830,000 from $3,638,000 at June 30, 2005, to $6,468,000 at December 31, 2005. This increase is primarily the result of our increased cash balances offset by the cash used in operations.

At December 31, 2005, the Company had borrowings of $6,249,000 which consisted of a $5,000,000 principal obligation due on a convertible secured debenture, $973,000 of advances against lines of credit secured by like amounts of cash, term loans of $267,00, and $9,000 of equipment and vehicle loans.

The Company expects to meet its short and long term obligations in part through cash balances and the collection of amounts due from outstanding notes receivable. Currently, the Company carries approximately $3.5 million in notes receivable denominated in South African Rand. The largest of these Notes, is a Note from Salwin Investments Pty. Ltd. After a partial prepayment of R31.5 million received in December 2004, the Salwin note has a remaining face value of R19 million (approximately $3 million).

This note is supported by approximately 18% of the shares in First Lifestyle Holdings, it has no fixed repayment terms and if not paid by November 2020, it will be cancelled. The Company monitors the financial results of First Lifestyle Holdings on a quarterly and annual basis. It is the Company's opinion, based on reviews of audited financial statements, interim management accounts, reviews of budgets and projections and inquiries of management of First Lifestyle Holdings, that the 18% shareholding of First Lifestyle Holdings has sufficient value to justify the carrying value of the Salwin note.

To the extent that note payments are collected in South African Rand, the Company expects to repatriate those funds to the United States. The Company believes that repatriation of the full amount is allowable under current South African foreign currency regulations. Over the last six years, the Company has, from time to time, repatriated funds from South Africa without restriction. However, there can be no guarantee that the South African foreign currency regulations will not change in the future in a manner that might restrict the Company's ability to repatriate the remaining assets.

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

CASH, CASH EQUIVALENTS AND ESCROW DEPOSIT

Cash and cash equivalents consist of cash and all highly liquid investments with original maturities of three months or less. The vast majority our cash balances are held in liquid accounts at two highly rated financial institutions. While these deposits are not insured, the quality of such financial institutions is such that the risks of loss on these funds are minimal. Restricted cash balances at December 31, 2005 totaled $973,465, which is used as collateral on the Company's line of credit.

The Company has classified $1,184,450 (one million Euro) as an escrow deposit. This amount has been deposited with the Commercial Court in Vienna, in order to secure a claim for fulfillment of an investment agreement. The Company has subsequently applied for repayment of this deposit. The claim for fulfillment was structured so as to ensure the maximum likelihood of full repayment of the deposit should we so request. We therefore anticipate that substantially all of this deposit will be refunded during the current quarter. However, should the repayment request be opposed by the defending party, we may require further legal proceedings to redeem this deposit. In this event, there can be no assurance as to the final amount, if any, that we will recover from such deposit. To date there has been no filing to prevent full repayment of this deposit.

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

INTEREST RATE RISK

At December 31, 2005, our cash resources and notes receivable earned interest at variable rates. The Company also pays interest at variable rates on long term debt. Accordingly, any change in interest rates will affect the Company's earnings.

FOREIGN CURRENCY RISK

Strategy First Inc. is incorporated in Canada and sells products throughout the United States and Europe. Its functional currency is the Canadian Dollar. This has exposed the Company to market risk with respect to fluctuations in the relative value of the Euro, British Pound, the Canadian Dollar and the U.S. Dollar. At December 31, 2005 Strategy First had net assets of $694,000 originating in Canadian Dollars and net assets of $278,000 originating in Euros.

At December 31, 2005 the Company had Cash deposits denominated in Euros with a U.S. Dollar value of $1,184,450. This has exposed the Company to market risk with respect to fluctuations in the relative value of the Euro against the US Dollar.

Certain of the Company's cash balances and the remaining notes receivable proceeds from the sale of its South African subsidiaries are denominated in South African Rand. This has exposed the Company to market risk with respect to fluctuations in the relative value of the South African Rand against the U.S. Dollar.

On March 9, 2005, the Company acquired a twelve-month Rand put/US dollar call option, at a strike price of R6.25 to the US dollar. During its term, this option serves as a partial protection against the depreciation of the SA Rand versus the US dollar. The cost of the option was approximately $200,000 and its price was marked to market at the close of business on December 31, 2005. The Company will continue to adjust the market value of this option as of the end of subsequent reporting periods.

At December 31, 2005, we had assets denominated in South African Rand of R 33.8 million.

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

Prior to the filing date of this quarterly report, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

ITEM 6:  EXHIBITS

(a) Exhibits:

31.1     Certification  pursuant  to Section  302 of the  Sarbanes  Oxley Act of
         2002.

32.1 Certification pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

         (1) Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 18, 2005.

         (2) Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2005.

         (3) Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 27, 2005.

         (4) Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 4, 2005.

         (5) Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 17, 2005.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date: February 14, 2006

                                           SILVERSTAR HOLDINGS, LTD.


                                           /s/ Clive Kabatznik
                                           -------------------------------------
                                           Clive Kabatznik
                                           Chief Executive Officer,
                                           President and Chief Financial Officer