Form 10-Q
period 2006-03-31
SILVERSTAR HOLDINGS LTD
filed 2006-05-15
CIK 1003390

SILVERSTAR HOLDINGS LTD - 10-Q
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

                         Commission file number 0-27494


                        SILVERSTAR HOLDINGS, LTD.
          -----------------------------------------------------
         (Exact name of Registrant as Specified in Its Charter)

              Bermuda                          Not Applicable
   ------------------------------    --------------------------------
  (State or Other Jurisdiction of    (IRS Employer Identification No.)
   Incorporation or Organization)

        Clarendon House, Church Street, Hamilton HM CX, Bermuda
        -------------------------------------------------------
         (Address of Principal Executive Offices with Zip Code)

    Registrant's Telephone Number, Including Area Code: 809-295-1422


 _____________________________________________________________________
  Former Name, Former Address and Former Fiscal Year, if Changed Since
                              Last Report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer   [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                              Yes [ ]     No [X}

                        SILVERSTAR HOLDINGS LTD - 10-Q
--------------------------------------------------------------------------------


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                                  Yes [ ] No [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Title of Class            Shares Outstanding on May 3, 2006
                  --------------            ---------------------------------
               Class A Common Stock                    8,327,197
               Class B Common Stock                      814,786
                                                       ---------
               Total                                   9,141,983

                        SILVERSTAR HOLDINGS LTD - 10-Q
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1      Financial Statements

            Condensed Consolidated Balance Sheets at March 31, 2006 (Unaudited) and June 30, 2005

            Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended March 31, 2006 and 2005

            Condensed Consolidated Statements of Cash Flows (Unaudited) for nine months ended March 31, 2006 and 2005

            Notes to the Condensed Consolidated Financial Statements (Unaudited)

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3      Quantitative and Qualitative Disclosures About Market Risk

Item 4      Controls and Procedures


PART II - OTHER INFORMATION

Item 4      Submission of Matters to a Vote of Security Holders

Item 6      Exhibits and Reports on Form 8-K



SIGNATURES

                        SILVERSTAR HOLDINGS LTD - 10-Q
--------------------------------------------------------------------------------


                         SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     MARCH 31,       JUNE 30,
                                                                       2006            2005

                                                                    (Unaudited)
                                                                   ------------    -----------

                          ASSETS
Current assets:
   Cash and cash equivalents, includes restricted cash of
     $886,306 and $67,189 respectively (see note 2)               $  7,997,285    $  4,865,291
   Accounts receivable, net                                            893,732          94,378
   Inventory                                                            56,369              --
   Current portion of long-term notes receivable                       157,727
                                                                                       118,272
   Prepaid expenses and other current assets                           458,299         165,593
   Option contract                                                          --         359,171
   Short-term assets from discontinued operations                      105,041          23,575
                                                                  ------------    ------------

      Total current assets                                           9,668,453       5,626,280
                                                                  ------------    ------------

Property, plant and equipment, net                                      85,547         103,946
Investments in non-marketable securities                             1,143,566         843,566
Long-term notes receivable                                           3,416,526       3,135,763
Goodwill, net                                                          807,483
                                                                                       767,329
Intangible assets, net                                               1,389,875       1,231,201
Deferred charges and other assets                                      521,918          20,389
Long-term assets from discontinued operations                        2,963,666       2,971,991
                                                                  ------------    ------------

     Total assets                                                 $ 19,997,034    $ 14,700,465
                                                                  ============    ============


              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Lines of credit                                                $    637,069    $         --
   Current portion of long term debt                                   233,819         220,845
   Current portion of convertible secured debenture                  1,481,480              --
   Accounts payable                                                    345,223         342,874
   Accrued expenses                                                  1,007,887         354,131

   Short-term liabilities from discontinued operations               1,015,717       1,070,496

     Total current liabilities                                       4,721,195       1,988,346
                                                                  ------------    ------------
Long term debt, net                                                         --         150,047
Convertible secured debenture                                        2,900,464              --
Obligation to issue common stock                                       273,554         273,554
                                                                  ------------    ------------

     Total liabilities                                            $  7,895,213    $  2,411,947
                                                                  ------------    ------------
Stockholders' equity:
   Capital stock:
      Preferred stock, $0.01 par value; 5,000,000 shares
       authorized; no shares issued and outstanding
     Common stock, class A, $0.01 par value; 50,000,000
       shares authorized; 8,263,324 and 8,233,324 shares
       issued and outstanding, respectively                             82,633          82,333
     Common stock, class B, $0.01 par value; 2,000,000
       shares authorized; 835,260 shares issued and outstanding          8,353           8,353
     Common stock, FSAH class B, $0.001 par value;
       10,000,000 shares authorized; 2,671,087 shares
       issued and outstanding                                              600             600
   Additional paid-in capital                                       65,466,022      64,602,803
   Accumulated deficit                                             (53,522,540)    (52,411,167)
   Accumulated comprehensive income                                     66,753           5,596
                                                                  ------------    ------------

     Total stockholders' equity                                     12,101,821      12,288,518
                                                                  ------------    ------------

     Total liabilities and stockholders' equity                   $ 19,997,034    $ 14,700,465
                                                                  ============    ============


     See accompanying notes to condensed consolidated financial statements.

                        SILVERSTAR HOLDINGS LTD - 10-Q
--------------------------------------------------------------------------------


                          SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)


                                                   Three Months Ended March 31,
                                                       2006           2005
                                                   -----------    -----------
Net Revenues                                       $ 1,494,991    $        --
                                                   -----------    -----------
Operating expenses:
   Cost of sales                                       694,303             --
   Selling, general and administrative                 744,786        319,065
   Amortization of intangible assets                    35,350             --
   Depreciation                                          8,295          2,107
                                                    -----------    -----------
                                                     1,482,734        321,172
                                                    -----------    -----------
Operating income (loss)                                 12,257       (321,172)

Other income (expense)                                      37         (5,911)
Foreign currency losses                               (165,070)      (318,702)
Costs incurred with abandoned acquisition              (75,436)            --
Amortization of convertible debt discounts and
  issuance costs                                      (184,753)            --
Interest income                                        135,209        124,632
Interest expense                                      (123,544)          (760)
                                                    -----------    -----------

Loss from continuing operations, before income
  taxes                                               (401,300)      (521,913)
 Provision for income taxes                                 --             --
                                                   -----------    -----------

Loss from continuing operations                       (401,300)      (521,913)

Loss from discontinued operations, net of income
  taxes of $0 and $0, respectively                    (206,812)      (124,936)
                                                   -----------    -----------

    Net loss                                          (608,112)      (646,849)
                                                   -----------    -----------

Net loss per share - basic and diluted
   Continuing operations                           $      (.05)   $      (.06)
   Discontinued operations                                (.02)          (.01)
                                                   -----------    -----------
    Net loss per share                             $      (.07)   $      (.07)
                                                   ===========    ===========

 Weighted average common stock outstanding:
   Basic and diluted                                 9,098,584      8,703,081
                                                   ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                        SILVERSTAR HOLDINGS LTD - 10-Q
--------------------------------------------------------------------------------


                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Nine Months Ended March 31,
                                                       2006          2005
                                                   -----------    ------------
Net Revenues                                       $ 2,849,134    $        --
                                                   -----------    ------------


Operating expenses:
   Cost of sales                                     1,329,899             --
   Selling, general and administrative               2,060,112        775,008
   Amortization of intangible assets                   104,052             --
   Depreciation                                         24,522          6,324
                                                   -----------    -----------
                                                     3,518,585       (781,332)

Operating loss                                        (669,451)      (781,332)

Other income                                            41,375        158,389
Foreign currency gains (losses)                       (147,530)       221,628
Costs incurred with abandoned acquisition             (284,778)            --
Amortization of convertible debt discounts and
  issuance costs                                      (307,922)            --
Interest income                                        324,502        447,429
Interest expense                                      (218,380)        (2,309)
                                                   -----------    -----------

Income (loss) from continuing operations, before
  income taxes                                      (1,262,184)        43,805

Provision for income taxes                                  --             --
                                                   -----------    -----------

Income (loss) from continuing operations           $(1,262,184)   $    43,805

Income from discontinued operations, net
  of income taxes of $0 and $0, respectively           150,811        221,836
                                                   -----------    -----------

Net income (loss)                                  $(1,111,373)   $   265,641
                                                   -----------    -----------

Net income (loss) per share - basic:
   Continuing operations                           $      (.14)   $        --
   Discontinued operations                                 .02            .03
                                                   -----------    -----------
    Net income (loss) per share                    $      (.12)   $       .03
                                                   ===========    ===========


Net income (loss) per share - diluted:
   Continuing operations                           $      (.14)   $        --
   Discontinued operations                                 .02            .03
                                                   -----------    -----------
   Net income per share                            $       .12    $       .03
                                                   ===========    ===========


Weighted average common stock outstanding:
     Basic                                           9,081,229      8,698,036
                                                   ===========    ===========

     Diluted                                         9,081,229      9,046,257
                                                   ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                        SILVERSTAR HOLDINGS LTD - 10-Q
--------------------------------------------------------------------------------

                            SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                        (UNAUDITED)

                                                              Nine Months Ended March 31,
                                                                  2006          2005
                                                               -----------    -----------
Cash flow from operating activities:
   Net income (loss)                                          $(1,111,373)   $   265,641
   Net income (loss) discontinued operation                       158,111        221,836
   Net income (loss) from continuing operations                (1,262,184)        43,805
   Adjustments to reconcile net income to net cash
     used in operating activities:
   Depreciation and amortization                                  436,493          6,324
   Stock-based compensation                                        51,282             --
   Unrealized foreign currency gains                              (12,647)      (396,490)
   Warrants issued for services                                        --         28,800
   Accrued interest income on notes receivable                   (183,175)      (372,109)
                                                              -----------    -----------

     Operating cash flows provided by continuing operations      (970,231)   $  (689,670)
   Changes in operating assets and liabilities                   (468,421)       (56,547)
   Operating cash flows provided by
    discontinued operations                                      (159,157)       368,062
                                                              -----------    -----------

Net cash used in operating activities                         $(1,597,809)   $  (378,155)
                                                              -----------    -----------

Cash flows from investing activities:
   Acquisition expenses capitalized                                (4,140)      (124,307)
   Purchase of property, plant and equipment                       (1,896)            --
   Purchase of intangible assets                                 (200,000)            --
   Investment in non-marketable securities                       (300,000)            --
   Proceeds from repayment of long-term notes receivable           88,691      5,391,639
   FNB option premium                                                  --       (190,257)

Net cash (used in) provided by investing activities           $  (417,345)   $ 5,077,075
                                                              -----------    -----------

Cash flows from financing activities:
   Short term borrowings, net                                     637,069             --
   Financing cash flows provided by
    discontinued operations                                       182,048       (305,160)
   Net proceeds from convertible debenture                      4,373,301             --
   Repayment of long-term debt                                   (128,927)       (23,439)
   Repurchase of treasury shares                                       --        (21,450)
   Issuance of common stock                                        22,500          6,650
                                                              -----------    -----------

Net cash provided by (used in) financing activities           $ 5,085,991    $  (343,399)
                                                              -----------    -----------

Effect of exchange rates on cash                                   61,157             --

Net increase in cash and cash equivalents                       3,131,994      4,355,521
Cash and cash equivalents, beginning of period                  4,865,291      1,235,310
                                                              -----------    -----------

Cash and cash equivalents, end of period                      $ 7,997,285    $ 5,590,831
                                                              -----------    -----------

Supplemental cash flow information:

   Cash paid for interest                                     $   182,963    $     2,309
                                                              ===========    ===========

      See accompanying notes to condensed consolidated financial statements.

                        SILVERSTAR HOLDINGS LTD - 10-Q
--------------------------------------------------------------------------------


                   SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.    FINANCIAL INFORMATION

The Company is a holding company that seeks to acquire businesses fitting a predefined investment strategy. The Company is the parent company of Strategy
First Inc. ("Strategy First"), a leading developer and worldwide publisher of entertainment software for the Personal Computer (PC). The Company is also a minority shareholder in Magnolia Broadband Wireless, a development stage company which is developing mobile wireless broadband products.


NOTE 2.    BASIS OF PREPARATION

The unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries in which it has a majority voting interest. Investments in affiliates are accounted for under the equity or cost method of accounting. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of March 31, 2006 and the results of operations and cash flows for the interim periods of the fiscal year ending June 30, 2006 ("fiscal 2006") and the fiscal year ended June 30, 2005 ("fiscal 2005") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2005.

Net Income or Loss Per Share

Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding and dilutive potential common shares reflecting the dilutive effect of stock options, warrants, convertible debentures and shares to be issued in connection with prior acquisitions. Dilutive potential common shares, stock options, warrants and convertible debentures for all periods presented are computed utilizing the treasury stock method. The dilutive effect of shares to be issued in connection with the obligations related to prior acquisitions is computed using the average market price for the quarter.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and all highly liquid investments with original maturities of three months or less. The vast majority of our cash balances are held in liquid accounts at two highly rated financial institutions. While these deposits are not insured, the quality of such financial institutions is such that the risks of loss on these funds are minimal. Restricted cash balances at March 31, 2006 totaled $886,306, which is used as collateral on the Company's line of credit.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment." This standard replaced SFAS No. 123, "Accounting for

                        SILVERSTAR HOLDINGS LTD - 10-Q
--------------------------------------------------------------------------------



Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The standard requires companies to recognize all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values on the grant date and is effective for annual periods beginning after June 15, 2005. In accordance with the revised statement, the Company will recognize the expenses attributable to stock options granted or vested subsequent to July 1, 2005, during the fiscal year ending June 30, 2006. The Company recognized expense of $17,094 and $51,282 for the three and nine month periods ended March 31, 2006, respectively, for employee stock options that vest during fiscal 2006. These options were valued using a risk-free interest rate of 3.72%, volatility of 132%, zero dividend yield and an option term of three years.

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


If the Company used the fair value-based method of accounting to measure compensation expense for options granted at the date they were granted as prescribed by SFAS No. 123, loss per share from continuing operations for the three and nine month periods ended March 31, 2006 would have changed to the pro forma amounts set forth in the table below.

                                               Three Months     Nine Months
                                                  ended            ended
                                                March 31,        March 31,

                                                  2005             2005
                                               ----------        --------
Income (loss) from continuing operations as    $ (521,913)       $ 43,805
reported
Less: total stock based employee
compensation expense
  determined by the fair-value based method      (465,205)       (533,642)
                                                 --------        --------

Pro forma net loss from continuing
operations                                     $ (987,118)      $(489,837)
                                               ==========       =========
Basic:
   As reported                                 $     (.06)      $     .01
   Pro forma                                   $     (.11)      $    (.06)

Assuming full dilution:
   As reported                                 $     (.06)             --
   Proforma                                    $     (.11)      $    (.06)

As of March 31, 2006, the Company had 1,305,000 stock options outstanding, of which 1,105,000 are fully vested. A summary of the activity in the Company's stock option plans is as follows for the nine months ended March 31, 2006:

                                                             Share
                                                            Subject    Weighted
                                                            Options    Average
                                                          Outstanding  Exercise

      Outstanding, beginning of year                       1,545,000     2.49

      Granted                                                     --       --

      Forfeited                                             (210,000)      --

      Exercised                                              (30,000)     .75
      Outstanding March 31, 2006                           1,105.000     2.52
      Weighted average fair value of options granted
       during the year                                          0.00     0.00

For the three months ended March 31, 2006, the Company did not grant any stock options.

                        SILVERSTAR HOLDINGS LTD - 10-Q
--------------------------------------------------------------------------------


The following table summarizes information about vested and exercisable stock options outstanding at March 31, 2006:

                                                          Weighted
                                                          Average
                                         Number          Remaining
                                      Outstanding       Contractual
              Exercise Prices       March 31, 2006         Life
              ---------------       --------------      -----------
              Less than $1.00               85,000           1.05
              $1.00 to $2.19               770,000           3.04
              $3.75 To $4.875
                                           250,000            1.3
                                         ---------
                        Total            1,105,000
                                         =========

NOTE 3.    ACQUISITIONS

On April 21, 2005, the Company acquired Strategy First, a leading developer and worldwide publisher of entertainment software for the PC. The Company acquired Strategy First through the jurisdiction of the Montreal bankruptcy court. As per the approved plan of arrangement, the Company paid consideration to creditors of approximately $609,000 in cash; the Company issued approximately 377,000 shares of Common Stock and warrants to purchase 200,000 shares of Common Stock; the Company assumed approximately $400,000 in existing bank debt, as well as contingent consideration based on the future profitability of Strategy First.

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
                                       ----------

                                       $1,370,574
                                       ==========

                        SILVERSTAR HOLDINGS LTD - 10-Q
--------------------------------------------------------------------------------

NOTE 4.    INTANGIBLE ASSETS

The components of amortizable intangible assets as of March 31, 2006 and June 30, 2005 are as follows:

  Balance at March 31, 2006        Gross Carrying   Accumulated
                                       Amount       Amortization       Total
                                   --------------   ------------     ----------

        Game titles                   $1,483,848     $(117,775)      $1,366,073
        Covenant not to compete           34,258       (10,456)          23,802
                                     ----------      ---------       ----------

        Balance at March 31, 2006     $1,518,106     $(128,231)     $1,389,875
                                      ==========     =========      ==========

  Balance at June 30, 2005         Gross Carrying   Accumulated
                                       Amount       Amortization        Total
                                   --------------   ------------     ----------


        Game titles                   $1,220,802      $(20,347)      $1,200,455
        Covenant not to compete           32,555        (1,809)          30,746
                                      ----------      --------       ----------

        Balance at June 30, 2005      $1,253,357      $(22,156)      $1,231,201
                                      ==========      ========       ==========

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually.

Amortization expense for intangible assets for the three and nine month periods ended March 31, 2006 were $35,350 and $104,052, respectively. Estimated amortization expense for the rest of fiscal 2006 and for the succeeding four fiscal years is as follows:

          2006       $   39,951
          2007          159,804
          2008          157,913
          2009          148,385
          2010          148,385

     Thereafter      $  735,437
                     $1,389,875


NOTE 5.   DISCONTINUED OPERATIONS

On April 7, 2006, the Company sold all the assets and certain liabilities of Fantasy Sports, Inc. ("Fantasy Sports") to FUN Technologies, LLC for approximately $4.4 million, including $3.85 million paid in cash at closing. The gain on disposal of this business segment will be reported during the quarter ended June 30, 2006.

In accordance with accounting principles generally accepted in the United States of America, the net income and net assets related to Fantasy Sports have been included in discontinued operations in the company's consolidated statements of operations and consolidated balance sheets.

                        SILVERSTAR HOLDINGS LTD - 10-Q
--------------------------------------------------------------------------------


The following summarizes the operating results of the discontinued operations.

                                                Nine Months Ended March 31,
                                                    2006            2005

   Revenue                                      $1,447,722       $1,365,486

   Net income                                     $150,811         $221,836


Net assets related to discontinued operations of Fantasy Sports totaled $2,052,990 and $1,925,070 at March 31, 2006 and June 30, 2005. These assets consist of the following:


                                              March 31, 2006   June 30, 2005

   Property plant and equipment, net            $    3,857       $   10,682
   Intangible assets, net                        2,956,824        2,958,324
   Other assets                                      2,985            2,985
                                                ----------       ----------
   Total long term assets
        from discontinued operations            $2,963,666       $2,971,991
                                                ==========       ==========
   Cash                                            $88,115       $    5,195
   Accounts receivable, net                             --              752
   Inventory                                         5,071              534
   Prepaid assets and other current assets          11,855           17,094
                                                ----------       ----------
   Total short term assets
       from discontinued operations               $105,041       $   23,575
                                                ==========       ==========
   Lines of credit                                (249,237)         (67,189)
   Accounts payable                                 (3,137)         (52,509)
   Accrued expenses and deferred revenue          (763,343)        (950,798)
                                                ----------       ----------
Total short term liabilities
   from discontinued operations                 (1,015,717)      (1,070,496)
                                                ----------       ----------
   Net assets from discontinued operations      $2,052,990       $1,925,070
                                                ==========       ==========


NOTE 6.    CASH FLOWS

The changes in operating assets and liabilities consist of the following:

                                                    Nine Months Ended March 31,
                                                        2006        2005
                                                        ----        ----


   Increase in accounts receivable                  $(750,513)     $     --
   Increase in inventories                            (52,925)           --
   Increase in prepaid expenses and
     other current assets                            (282,657)      15,526)

   Increase in accounts payable                         1,817        23,870
   (Increase) decrease in other
    provisions and accruals                           615,857       (64,891)
                                                    ---------      --------
                                                    $(468,421)     $(56,547)
                                                    =========      ========


Cash flows from discontinued operations for the nine months ended March 31, 2006 and 2005 were as follows:

                        SILVERSTAR HOLDINGS LTD - 10-Q
--------------------------------------------------------------------------------


                                                                2006           2005
                                                                ----           ----
Cash flows from operating activities:
   Net income from discontinued operations                    $150,811      $221,836
   Loss on disposal of fixed assets                              2,762            --
   Depreciation and amortization                                 5,563         8,010
   Decrease in accounts receivable                                 752         1,068
   (Increase) decrease in inventories                           (4,537)       18,739

   (Increase) decrease in prepaid assets                         5,239        (8,212)

   Increase in accounts payable                                (49,372)     (186,828)
   Increase (decrease) in
        other provisions and accruals                         (187,455)      400,339
   Change in cash included in net assets
     from discontinued operations                              (82,920)      (86,890)
                                                               -------       -------
        Net cash provided by
       (used in) operating activities                         (159,157)      368,062
                                                              --------       -------

Cash flows from financing activities:
   Short term borrowings (repayments), net                     182,048      (305,160)
                                                               -------      --------
   Net cash provided by (used in) financing activities         182,048      (305,160)
                                                               -------      --------
   Net cash flows provided by discontinued operations         $ 22,891      $ 62,902
                                                              ========      ========



NOTE 7.  BUSINESS SEGMENTS

As a result of the sale of all the assets and certain liabilities of Fantasy Sports on April 7, 2006 the Company no longer operates in the internet fantasy sports games segment and now only operates in one segment--entertainment software. The operations of the entertainment software segment are focused on the publishing of software games for the PC platform. The operations of Fantasy Sports which fully comprised the Company's operations in the internet fantasy sports games segment have been reported as discontinued operations as of the quarter ending March 31, 2006.


NOTE 8.  DEBT

Line of Credit


In June 2002, The Company obtained a secured line of credit facility for borrowings up to $1.0 million, which is fully secured by cash balances held in the Company's account. This liability is due on demand and has a floating interest rate that is based on the prime rate minus 1.75%. On March 31, 2006, this rate was at 6.2%. The balance outstanding under this line of credit at March 31, 2006, was $886,306 of which $249,237 is included in short-term liabilities from discontinued operations.


Long Term Debt

                                   March 31, 2006   June 30, 2005

   Vehicle and equipment loans      $   6,875     $  10,633
   Term loan                          226,944       360,259
                                     --------      --------

                                      233,819       370,892
        Less current portion         (233,819)     (220,845)
                                     --------      --------

        Long-term debt, net                --      $150,047
                                    =========      ========


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

                        SILVERSTAR HOLDINGS LTD - 10-Q
--------------------------------------------------------------------------------


Interest accrues on the principal balance of the note at an annual interest rate equal to prime plus 1.5%. On March 31, 2006 the interest rate was 9.25%. The note is convertible into common stock of the Company at an initial conversion rate of $1.738 per share up to a maximum of 2,876,860 shares. The agreement allows for an additional 1,100,403 shares to be issued upon the conversion of the debentures or exercise of the warrants as a result of either conversion price adjustments or exercise price adjustments. Based upon the closing price per share of the Company's Common Stock on the date of issuance, there was an intrinsic value associated with the beneficial conversion feature of $124,443, which is presented as a discount on the convertible note and amortized over the term of the note.

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

The balance of the note as of March 31, 2006, net of unamortized discounts is as follows:

    Principal amount of note                           $5,000,000
    Discount for beneficial conversion features           (97,390)
    Discount for fair value of warrants and options      (520,666)
                                                       ----------

    Balance as of March 31, 2006, net of
      unamortized discounts                            $4,381,944
                                                       ==========


Scheduled maturities of the convertible debenture as of March 31, 2006 were as follows:

      1 Year or less:           $1,481,480
      1-2 Years                  3,518,520
      - -                       ----------
                       Total    $5,000,000
                                ==========

Interest expense related to the note amounted to $177,083 during the period of October 31, 2005 through March 31, 2006.

                        SILVERSTAR HOLDINGS LTD - 10-Q
--------------------------------------------------------------------------------

Amortization of discounts for the beneficial conversion features and warrant resulted in charges to Amortization of Convertible Debt Discounts and Issuance Costs totaling $103,009 during the three months ended March 31, 2006. The Company also incurred expenses of $626,699 directly related to securing this note. These expenses are being amortized over the term of the note and $81,743 of these costs was included in Amortization of Convertible Debt Discounts and Issuance Costs during the quarter ended March 31, 2006.

Estimated amortization expense related to the warrants, beneficial conversion feature, and costs related to securing this note for the rest of fiscal 2006 through debt maturity is as follows:

    2006      $  184,753
    2007         613,561
    2008         287,393
    2009          22,809
    ----          ------

   Total      $1,108,516
              ==========

NOTE 10.     GUARANTEE AND OTHER COMMITTMENT

During the first quarter of fiscal 2006, the Company entered into agreements with two of Strategy First's game developers to guarantee certain of their royalty payments. The guarantee is limited to $100,000.

The Company anticipates that Strategy First will pay the royalties due to its developers when earned and does not anticipate having to make any payments under these guarantees.

On March 29, 2006, Strategy First entered into an agreement to acquire certain intellectual property rights for $200,000 in cash and the issuance of options to acquire 100,000 shares of the Company's common stock at an exercise price of $1.50. The options vest when net sales, as defined in the purchase agreement, exceed $750,000 and expire on December 31, 2008. The agreement also provides for commissions of twenty-five percent of net sales in the event they exceed $500,000 through December 31, 2008


NOTE 11.   SUBSEQUENT EVENTS

On April 7, 2006, the Company sold all the assets and certain liabilities of Fantasy Sports to FUN Technologies, LLC for approximately $4.4 million, including $3.85 million paid in cash at closing. The Company anticipates recognizing a profit on the sale during the quarter ended June 30, 2006. These proceeds will be used for repayment of debt and general corporate purposes.

In early April 2006, First South African Holdings, a wholly owned South African subsidiary of the Company, received a letter from the South African Revenue Service ("SARS") challenging certain tax treatment of dividends and operating loss carry forwards for the years 2002 through 2004. The Company believes that its South African tax filings are in full compliance with all applicable laws. The Company intends to vigorously defend its position in this regard.

On May 9, 2006, the Company prepaid $1.4 million face amount of its outstanding convertible secured debentures, thereby reducing the outstanding balance to $3.6 million.

                        SILVERSTAR HOLDINGS LTD - 10-Q
--------------------------------------------------------------------------------


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background and History

We were founded in September 1995 as a Bermuda corporation to pursue opportunities in South Africa. At that time, our business plan was to acquire, own and operate seasoned, closely held companies in South Africa with annual sales in the range of approximately $5 million to $50 million. In 1999, we shifted our focus to the Internet, technology and e-commerce sectors, and away from South Africa, by acquiring a majority stake in Leisureplanet.com, an Internet travel services company. In connection with the shift in our business plan, we changed our name to Leisure Planet Holdings, Ltd. In 2000, we disposed of all our operations in South Africa, closed Leisureplanet.com and acquired 100% of Fantasy Sports, Inc. ("Fantasy Sports"). In April 2006, we sold all the assets and certain liabilities of Fantasy Sports. In 2001, we acquired 100% of Student Sports, Inc, which we sold in 2003. In 2005, we acquired 100% of Strategy First Inc. ("Strategy First"). As a result of these changes and developments, we have reestablished our investment criteria. Currently, our strategy focuses on the following:

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


Results of Operations

In April 2006, we sold all the assets and certain liabilities of Fantasy Sports. See "Subsequent Events" for more information regarding the sale. As a result, the financial information for Fantasy Sports is classified as discontinued operations for the three-month and nine- month periods ended March 31, 2005 and 2006. Information in the management discussion and analysis, therefore, relates solely to the operations of our remaining subsidiary, Strategy First. Additionally, since there is no comparative prior year data for Strategy First as we acquired Strategy First through the jurisdiction of a bankruptcy court in April 2005, in certain cases our recent results are compared to those of the prior quarter ended December 31, 2005.


Quarter Ended March 31, 2006 As Compared to Quarter Ended March 31, 2005

Revenues

Revenues were $1,495,000 in the third quarter of fiscal 2006. There is no comparable data for the 2005 period.

Cost of Sales

Cost of sales was $694,403 in the third quarter of fiscal 2006, or 46.4% of total revenues. There is no comparable data for the 2005 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended March 31, 2006 were $745,000. Selling, general and administrative expenses for Strategy First totaled $471,000. Corporate overhead expenses decreased by $54,000 to $265,000 from $319,000 in the same period last year.

                        SILVERSTAR HOLDINGS LTD - 10-Q
--------------------------------------------------------------------------------


Selling, general and administrative expenses for the quarter ended March 31, 2006 were $745,000. Selling, general and administrative expenses for Strategy First totaled $471,000. Corporate overhead expenses decreased by $54,000 to $265,000 from $319,000 in the same period last year.

Amortization and Depreciation

Amortization of intangible assets was $35,000 for the third quarter of fiscal 2006. Depreciation was $8,300 for the period. For the comparable period in 2005, depreciation was $2,100.

Foreign Currency Losses

Foreign currency losses are primarily related to the assets remaining from the sale of our discontinued South African operations. The foreign currency losses during the third quarter of fiscal 2006 were approximately $165,000 as compared to a loss of $319,000 in the third quarter of fiscal 2005. Foreign currency losses of $232,000 were related to the sale of discontinued South African operations. Strategy First recognized $22,000 in gains and $45,000 in gains were recognized by us on the 1 million Euros deposited with the Commercial Court in Vienna which was subsequently returned to us.

The functional currency of Strategy First is the Canadian dollar and its products are sold throughout the United States and Europe. Gains (losses) from the discontinued South African operations are the result of the fluctuations of the South African Rand against the US dollar. During the three months ended March 31, 2006 the Rand appreciated approximately 1.5% against the US dollar, while it depreciated 5% in the corresponding period last year. The gain realized by the appreciation of the South African Rand was offset by the loss in value of the Rand put/US dollar call option thereby resulting in a net loss for the period. Foreign currency gains are non-cash items until converted into US dollars, when any accumulated gains or losses will be converted into cash.

Acquisition Costs Incurred

During the quarter ended March 31, 2006, we incurred approximately $75,500 in litigation expenses in connection with the unsuccessful acquisition of a European Software Company. We are seeking damages for breach of contract from this European software company. There is no assurance that we will be successful in this litigation.

Amortization of Convertible Debt Discounts and Issuance Costs

On October 31, 2005, we issued a $5,000,000 principal amount Variable Rate Secured Convertible Note and a warrant to purchase additional shares of our Common Stock. Based upon the closing price per share of our Common Stock on the date of issuance, and the effective conversion rate, there was a beneficial conversion feature. Approximately $665,000 of the proceeds was allocated to the warrants. We also incurred expenses of $627,000 directly related to securing this note. Amortization of the warrants issued, the beneficial conversion feature of the note and the costs associated with securing this note totaled $185,000 for the quarter ended March 31, 2006.

Interest Expense

Interest expense of $128,000 was recorded during the third quarter of fiscal 2006 as compared to $760 in the same period of the prior year. Interest expense increased primarily as a result of interest charges incurred in the second quarter fiscal 2006 on the convertible debenture security, which totaled $106,000 during the quarter ended March 31, 2006.

Interest Income

Interest income of $135,000 was recorded during the third quarter of fiscal 2006, as compared to interest income of $125,000 during the third quarter of fiscal 2005.

                        SILVERSTAR HOLDINGS LTD - 10-Q
--------------------------------------------------------------------------------

Provision for Income Taxes


We are registered in Bermuda, where no tax laws are applicable. Two of our subsidiaries are subject to US income taxes, one subsidiary is subject to Canadian income taxes and one subsidiary is subject to South African income taxes. Up to this date, none of them has had taxable income. See "Subsequent Events." They have incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.


Net Loss


We recognized a net loss of $608,000 for the three months ended March 31, 2006 as compared to a net loss of $647,000 during the three months ended March 31, 2005. Losses from discontinued operations (Fantasy Sports) were $207,000 for the quarter ended March 31, 2006 as compared to $125,000 for the comparable period in the prior fiscal year. We recognized a net loss from continuing operations of $401,000 during the third quarter of fiscal 2006 as compared to a loss of $522,000 during the same period in the prior year. Strategy First registered an operating gain of $288,000. Other factors that contributed to the loss for the three months ended March 31, 2006 included the foreign currency loss of $165,000, $185,000 in amortization of convertible debt discounts and issuance costs, $75,000 in acquisition costs, and $124,000 in interest expense. None of these expenses were incurred during the first three months of 2005.



Selected Sequential Quarterly Comparisons

Revenues

Revenues were $1,495,000 in the third quarter of fiscal 2006, an increase of $512,000 from the quarter ended December 31, 2005. The increase in revenue over the previous quarter was primarily the result of new online distribution contracts signed during the quarter.

Cost of Sales


Cost of sales was $694,005 in the third quarter of fiscal 2006, or 46.4% of total revenues. Cost of sales was 48.2% during the quarter ended December 31, 2005. The decrease in the percentage of cost of sales is due to the lower cost of our online distribution contracts.


Selling General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended March 31, 2006 were $745,000 as compared with $728,000 for the quarter ended December 31, 2005.

Nine Months Ended March 31, 2006 as Compared to Nine Months Ended March 31, 2005

Revenues

Revenues were $2,850,000 in the first nine months of fiscal 2006.

Cost of Sales

Cost of sales was $1,330,000 in the first nine months of fiscal 2006, or 46.7% of total revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended March 31, 2006 were $2,060,000. Selling, general and administrative expenses for Strategy First totaled $1,307,000. Corporate overhead expenses decreased to $753,000 from $775,000 for the previous year.

                        SILVERSTAR HOLDINGS LTD - 10-Q
--------------------------------------------------------------------------------


Amortization and Depreciation

Amortization of intangible assets was $104,000 for the first three quarters of fiscal 2006. Depreciation was $24,500 for the same period. For the comparable period in 2005, depreciation was $6,300.

Foreign Currency Gains (Losses)

Foreign currency gains (losses) are related to the assets remaining from the sale of our discontinued South African operations. The foreign currency losses during the first nine months of fiscal 2006 were approximately $148,000 as compared to a gain of $222,000 in the first nine months of fiscal 2005. Foreign currency losses of $262,000 were related to the sale of discontinued South African operations. Strategy First recognized $24,000 in gains and $16,000 in gains were recognized by us on the 1 million Euros deposited with the Commercial Court in Vienna which was subsequently returned to us. During the nine months ended March 31, 2006 the Rand appreciated approximately 6.4% against the US dollar, while it appreciated 1% in the corresponding period last year. Gains (losses) from the discontinued South African operations are the result of the fluctuations of the South African Rand against the US dollar. The gain realized by the appreciation of the South African Rand was offset by the loss in value of the Rand put/US dollar call option thereby resulting in a net loss for the period.

The functional currency of Strategy First is the Canadian dollar and its products are sold throughout the United States and Europe

Acquisition Costs Incurred

During the first nine months of fiscal 2006, we incurred approximately $285,000 in expenses pursuing the unsuccessful acquisition of and subsequent litigation against a European software company.

Amortization of Convertible Debt Discounts and Issuance Costs

On October 31, 2005, we issued a $5,000,000 principal amount Variable Rate Secured Convertible Note and a warrant to purchase additional shares of our Common Stock. Based upon the closing price per share of our Common Stock on the date of issuance, and the effective conversion rate, there was a beneficial conversion feature. Approximately $665,000 of the proceeds was allocated to the warrants. We also incurred expenses of $627,000 directly related to securing this note. Amortization of the warrants issued, the beneficial conversion feature of the note and the costs associated with securing this note totaled $308,000 during the nine months ended March 31, 2006.

Interest Expense

Interest expense of $218,000 was recorded during the first nine months of fiscal 2006 as compared to $2,300 in the same period of the prior year. Interest expense increased primarily as a result of interest charges on the convertible debenture security.

Interest Income

Interest income of $324,000 was recorded during the three quarters of fiscal 2006, as compared to interest income of $447,000 during the first three quarters of fiscal 2005. This decrease is primarily due to lower principal amounts of our notes receivable.

Provision for Income Taxes


We are registered in Bermuda, where no tax laws are applicable. Two of our subsidiaries are subject to US income taxes. One subsidiary is subject to Canadian Income taxes, one is subject to South African income taxes. Up to this date, none of them has had taxable income. See "Subsequent Events." They have incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences have been fully reserved.

                        SILVERSTAR HOLDINGS LTD - 10-Q
--------------------------------------------------------------------------------


Net Income (Loss)

We recognized a net loss of $1,111,000 for the first nine months of 2006 as compared to net income of $266,000 during the first nine months of Fiscal 2005. Income from discontinued operations (Fantasy Sports) was $151,000 for the nine months ended March 31, 2006 as compared to $222,000 for the comparable period in the prior fiscal year. We recognized a net loss from continuing operations of $1,262,000 for the nine months ending March 31, 2006 as compared to a profit of $44,000 during the first nine months of fiscal 2005. Strategy First registered an operating gain of $12,000 during the first nine months of Fiscal 2006. Other factors that contributed to the loss included the foreign currency loss of $147,000, $308,000 in amortization of convertible debt discounts and issuance costs, $285,000 in acquisition costs, and $218,000 in interest expense. None of these expenses were incurred during the first nine months of 2005.

Financial Condition, Liquidity and Capital Resources

Cash increased by $3,132,000 from $4, 865,000 at June 30, 2005, to $7,997,000 at
March 31, 2006.

Working capital increased $1,307,000 from $3,640,000 at June 30, 2005, to $4,947,000 at March 31, 2006. This increase is primarily the result of our increased cash balances and the payoff of our line of credit.

We believe we have sufficient cash balances and outstanding notes receivable to meet our anticipated short and long-term obligations.

Currently, we carry approximately $3,400,000 in notes receivable denominated in South African Rand. The largest of these notes, is a note from Salwin Investments (Pty.) Ltd. After a partial prepayment of R31.5 million received in December 2004, the remaining Salwin note has a value of R19.7 million including accrued interest (approximately $3.3 million).

This note is secured by approximately 18% of the shares in First Lifestyle Holdings (Pty.) Ltd. it has no fixed repayment terms and if not paid by November 2020, it will be cancelled. We monitor the financial results of First Lifestyle Holdings on a quarterly and annual basis. It is our opinion, based on reviews of audited financial statements, interim management accounts, reviews of budgets and projections and inquiries of management of First Lifestyle Holdings, that the 18% shareholding of First Lifestyle Holdings (Pty.) Ltd. has sufficient value to justify the carrying value of the Salwin note.

Once note payments are collected in South African Rand, the Company expects to repatriate those funds to the United States. We believe that repatriation of the full amount is allowable under current South African foreign currency regulations. Over the last six years we have, from time to time, repatriated funds from South Africa without restriction. However, there can be no guarantee that the South African foreign currency regulations will not change in the future in a manner that might restrict our ability to repatriate the remaining assets.

Critical Accounting Policies

The following is a discussion of the accounting policies that we believe are critical to our operations:

Revenues

Strategy First distributes the majority of its products through third-party software distributors to mass-merchant and major retailers and directly to certain Personal Computer ("PC") software retailers, all of which have traditionally sold consumer entertainment PC software products. Additionally, Strategy First may license its products to distributors in exchange for royalty payments. The distribution of products is governed by purchase orders, distribution agreements or direct sale agreements, most of which provide for product returns and price markdowns. For product shipments to these software distributors or retailers, Strategy First records a provision for product returns and price markdowns as a reduction of gross sales at the time the product passes to these distributors or retailers. Revenue is recognized at the time product is shipped by distributors.

                        SILVERSTAR HOLDINGS LTD - 10-Q
--------------------------------------------------------------------------------


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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and all highly liquid investments with original maturities of three months or less. The vast majority of our cash balances are held in liquid accounts at two highly rated financial institutions. While these deposits are not insured, the quality of such financial institutions is such that the risks of loss on these funds are minimal. Restricted cash balances at March 31, 2006 totaled $886,000, which is used as collateral on our line of credit.


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

We review goodwill annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. We performed our annual impairment test of goodwill as of June 30, 2005 and determined that goodwill was not impaired. While we believe that no impairment exists, there can be no assurances that future economic or financial developments might not lead to an impairment of goodwill.

Intangible Assets

Intangible assets include software game titles, and non-competition agreements. Intangible assets, excluding goodwill, are stated on the basis of cost and are amortized on a straight-line basis over estimated lives of three to ten years. Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise. Our management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets. Should these cash flows not equate to or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required.

Share-Based Payments

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision of SFAS NO. 123, "Accounting for Stock-Based Compensation," supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." The statement eliminates the alternative to use the intrinsic value method of accounting that was provided in

                        SILVERSTAR HOLDINGS LTD - 10-Q
--------------------------------------------------------------------------------


SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. The statement also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin 107 which describes the SEC staff's expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123R with existing guidance. The Company has adopted SFAS No. 123R effective January 1, 2006, using the modified prospective application method in accordance with the statement. This application requires the Company to record compensation expense for all awards granted after the adoption date and for the unvested portion of awards that are outstanding at the date of adoption.

                        SILVERSTAR HOLDINGS LTD - 10-Q
--------------------------------------------------------------------------------


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not ordinarily hold market risk sensitive instruments for trading purposes. We do however recognize market risk from interest rate and foreign currency exchange exposure.

Interest Rate Risk

At March 31, 2006, our cash resources and notes receivable earned interest at variable rates. We also pay interest at variable rates on long term debt. Accordingly, any change in interest rates will affect our earnings.

Foreign Currency Risk

Strategy First Inc. is incorporated in Canada and sells products throughout the United States and Europe. Its functional currency is the Canadian dollar. This has exposed the Company to market risk with respect to fluctuations in the relative value of the Euro, British Pound, the Canadian dollar and the U.S. dollar. At March 31, 2006 Strategy First had net assets of $353,000 originating in Canadian dollars and net assets of $344,000 originating in Euros.

Certain of our cash balances and the remaining notes receivable from the sale of our South African subsidiaries are denominated in South African Rand. This has exposed us to market risk with respect to fluctuations in the relative value of the South African Rand against the US dollar.

On March 9, 2005, we acquired a twelve-month Rand put/US dollar call option, at a strike price of R6.25 to the US dollar. During its term, this option served as partial protection against the depreciation of the SA Rand versus the US dollar. The cost of the option was approximately $200,000 and it was liquidated for $28,000 in March 2006. Currently we have no foreign currency hedges in place.

At March 31, 2006, we had assets denominated in South African Rand of R32.9 million, (approximately $5.5 million).

                        SILVERSTAR HOLDINGS LTD - 10-Q
--------------------------------------------------------------------------------


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

                        SILVERSTAR HOLDINGS LTD - 10-Q
--------------------------------------------------------------------------------


                           PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on March 30, 2006, shareholders of the Company elected the following nominees to the Board of Directors to serve a one-year term. Votes cast were as follows:

Michael Levy
For:                 10,307,206
Withheld:                83,071

Clive Kabatznik
For:                 10,309,706
Withheld:                80,571

Cornelius J. Roodt
For:                 10,307,206
Withheld:                83,071

John T. Grippo
For:                 10,312,331
Withheld:                77,946

Douglas Brisotti
For:                 10,312,301
Withheld:                77,976

Shareholders approved a proposal to approve the issuance of up to (a) 2,876,870 shares of the Company's Common Stock underlying a $5,000,000 principal amount Variable Rate Secured Convertible Debenture due October 31, 2008 and (b) 791,139 shares of the Company's Common Stock underlying a warrant dated October 31, 2005. Votes were cast as follows:

            For:               5,900,816
            Against:              62,007
            Abstention:           13,550
            Broker Non-Votes   4,413,904

Shareholders ratified the appointment of Rachlin Cohen & Holtz LLP as the Company's independent public accountants for fiscal 2006. Votes were cast as follows:

            For:              10,328,931
            Against:              57,746
            Abstention:            3,600
            Broker Non-Votes           0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

31.1 Certification pursuant to 18 U.S.C. 1350 adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

                        SILVERSTAR HOLDINGS LTD - 10-Q
--------------------------------------------------------------------------------

Reports on Form 8-K


1.    Current Report on Form 8-K filed on February 16, 2006.

2.    Current Report on Form 8-K filed on April 5, 2006.

3.    Current Report on Form 8-K filed on April 12, 2006.

                        SILVERSTAR HOLDINGS LTD - 10-Q
--------------------------------------------------------------------------------



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

     Date:  May 15, 2006
                                    SILVERSTAR HOLDINGS, LTD.


                                    /s/ Clive Kabatznik
                                    ----------------------------------
                                    Clive Kabatznik
                                    Chief Executive Officer, President
                                    and Chief Financial Officer