Form 10-K
period 2006-06-30
SILVERSTAR HOLDINGS LTD
filed 2006-09-28
CIK 1003390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

Registrant’s telephone number, including area code: 441-295-1422

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value
("Common Stock")

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one: Large accelerated filer Accelerated filer Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $10,230,204.

As of September 14, 2006, there were 8,327,197 shares of the Registrant’s Common Stock outstanding and 814,786 shares of the Registrant’s Class B Common Stock outstanding.

TABLE OF CONTENTS

		Page

	PART I
ITEM 1.	Business	1
ITEM 1A.	Risk Factors	4
ITEM 2.	Properties	12
ITEM 3.	Legal Proceedings	12
ITEM 4.	Submission of Matters to a Vote of Security Holders	12

	PART II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	13
ITEM 6.	Selected Consolidated Historical Financial Data	14
ITEM 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	15
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	22
ITEM 8.	Consolidated Financial Statements and Supplementary Data	23
ITEM 9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	24
ITEM 9A.	Controls and Procedures	24
ITEM 9B.	Other Information	24

	PART III

ITEM 10.	Directors and Executive Officers of the Registrant	25
ITEM 11.	Executive Compensation	26
ITEM 12.	Security Ownership of Certain Beneficial Owners, Management
	and Related Stockholder Matters	31
ITEM 13.	Certain Relationships and Related Transactions	32
ITEM 14.	Principal Accountant Fees and Services	32

	PART IV

ITEM 15.	Exhibits, and Financial Statement Schedules	33
ITEM 15(a).	Index to Consolidated Financial Statements and Financial Statement Schedule
	Signatures	35

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements of Silverstar Holdings, Ltd. included in this Report, including matters discussed under the captions “Legal Proceedings” in Part I, Item 3 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 are “forward-looking statements.” Forward-looking statements include statements about the competitiveness of the PC software game market, potential future growth and earnings, the business strategies of Silverstar, and other statements that are not historical facts. The words “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “forecast” and similar expressions are also intended to identify the forward-looking statements, but some of these statements may use other phrasing. These forward-looking statements are not guarantees of future performance and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These factors include, among other things:

•	we may be unable to implement key elements of our business strategy;

•	we may have insufficient capital to acquire additional businesses;

•	we may be unable to retain key personnel;

•	we may face increased competition from other PC entertainment software developers and publishers; and

•	we may experience rapid fluctuations in exchange rates; and

•	we may continue to experience a reduction in the sales volume of, and shelf space allocated to PC games at major US retailers.

Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances, except as required by law.

ITEM 1.      Business

Overview

We are a holding company that seeks to acquire businesses fitting a predefined investment strategy. We are the parent company of Strategy First Inc., a leading developer and worldwide publisher of entertainment software for the Personal Computer (PC). We are also a minority shareholder in Magnolia Broadband Wireless, a development stage company which is developing mobile wireless broadband products.

History

We were founded in September 1995 as a Bermuda corporation to pursue opportunities in South Africa. At that time, our business plan was to acquire, own and operate seasoned, closely held companies in South Africa with annual sales in the range of approximately $5 million to $50 million. In 1999, we shifted our focus to the Internet, technology and e-commerce sectors, and away from South Africa, by acquiring a majority stake in Leisureplanet.com, an Internet travel services company. In 2001, we acquired 100%

of Student Sports, Inc, which we sold in 2003. In November 2000, we acquired Fantasy Sports, Inc. In April 2006, we sold all the assets of Fantasy Sports, Inc. As a result of these changes and developments, we have reestablished our investment criteria. Currently, our strategy focuses on the following:

•

acquiring controlling stakes in high quality electronic entertainment software businesses with strong management teams that are positioned to use technology and Internet related platforms to fuel above average growth;

•	investing in companies that show an ability to contribute, in the short to medium term, to earnings per share through operating profit or capital appreciation; and

•	operating in partnership with committed, incentivised, entrepreneurial management who show the vision and ability to grow their businesses into industry or niche leaders.

Description of Our Subsidiaries and Investments

Strategy First, Inc.

In April 2005, we acquired Strategy First Inc. (www.strategyfirst.com), a leading developer and worldwide publisher of entertainment software for the Personal Computer (PC). Founded in 1990, Strategy First publishes software games primarily for the PC platform, including O.R.B, the Disciples franchise, Sacred Lands, Kohan: Immortal Sovereigns, Steel Beasts, Galactic Civilizations, and the Jagged Alliance franchise. Strategy First’s products are sold on CD’s and more recently over the Internet and meet the needs of serious gamers who are seeking a more intense strategy based game experience. In North America, Strategy First’s PC games are distributed primarily through third-party software distributors, who service the mass-merchants and major retailers. In territories outside North America, Strategy First licenses its PC games to third-party software distributors, who are responsible for the manufacturer and distribution of our PC games, in specific geographic territories. Our products sell at retail prices varying from $19.99 to $49.99, depending on the quality of the particular game.

We acquired Strategy First through the jurisdiction of the Montreal bankruptcy court. As per the approved plan of arrangement, we paid cash consideration to creditors of approximately $600,000; we issued approximately 400,000 shares of our common stock and assumed approximately $400,000 in existing bank debt, as well as contingent consideration based on the future profitability of Strategy First.

Strategy First had previously encountered financial difficulties due to its policy of developing its games in-house, which required significant overhead expenses both in terms of payroll and other development costs. Prior to our acquisition, Strategy First shifted its strategy to become a publisher selling other developer’s games. This shift resulted in lowering Strategy First’s expenses and its breakeven threshold. We intend to continue to operate Strategy First as a publisher and have no plans to re-enter the development business.

The worldwide consumer entertainment software market is very competitive. We compete with other companies having operations that vary from small companies with limited resources to large companies with greater resources than we have including Electronic Arts, Vivendi Games, Activision THQ, and Take Two Interactive.

The changing characteristics of the worldwide consumer entertainment software market in recent years have been impacted by many factors, such as:

•

an increasing number of technologically advanced PCs with more powerful operating systems, enhanced graphics and video cards, expanded memory chips, as well as higher capacities and faster speeds for CD and hard drives in the home and office;

•	greater access by consumers to the Internet through high-speed access modes (such as cable modems and DSL connections);

•	increased interest in online game play; the increasing number of game console devices in the home; and

•	the development of increasingly advanced technologies supporting game play (such as hand held game devices, mobile phones and personal digital assistants).

As a result of this increased competition in the overall consumer entertainment market, market data suggests that the retail market for PC game software has decreased over the past two years. This trend is particularly pronounced in North America.

Furthermore, the North American PC software game market has gravitated towards mass merchant retailers thereby increasing the competition for shelf space for PC games. This increased competition has emphasized the importance of marketing, merchandising and brand name recognition. A significant result of these market pressures is an industry trend toward the consolidation of consumer entertainment PC software publishers and distributors, in addition to the diversification of products offered by these companies. The trends toward industry consolidation and increased competition for game content and retail shelf space are more pronounced in North America than in international markets and are expected to continue for the foreseeable future.

We intend to continue operating as a low cost publisher of PC based games. We will work to strengthen our North American distribution network through a combination of alliances with more established distributors and a strong in house sales effort. We will endeavor to broaden the range of our titles beyond the Strategy/Role playing category and improve the overall quality of our titles. We will strive to increase our international presence through distribution alliances, thereby taking advantage of the relatively stronger international PC game market. We have launched an online store where games are sold to consumers in both boxed and direct download formats. We intend to build on this online initiative to lessen our reliance on the retail sales channel particularly in North America.

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

Magnolia is developing technology to become one of the first companies to integrate smart antenna technologies into Radio Frequency (RF) chip sets utilized in mobile phones. Its aim is to create chip sets that increase the capacity and coverage of existing networks at little additional cost.

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

We initially invested $2,500,000 in Magnolia and received shares of preferred stock in Magnolia. We also received board representation rights and registration rights. In October 2001, we invested an additional $450,000 of a total $1,500,000 offering of Magnolia’s Series A Preferred Stock. We co-invested along with Seaway Partners, LLC, and CIP Capital, LP. In April and May 2002 Magnolia raised a further $7.5 million in an offering of Series B Preferred Stock. In June 2003 Magnolia raised a further $6 million dollars in an offering of Series C Preferred Stock. In April 2004, Magnolia raised a further $3 million in an offering of convertible notes. In November 2004, Magnolia raised a further $13.5 million in an offering of preferred stock. We did not participate in any of these rounds. In 2006, Magnolia raised a further $7 million in an offering of preferred stock. We invested $300,000 in this offering. Currently we own approximately 2.5% of Magnolia on a fully diluted basis including the exercise of all employee stock options. Our investment in Magnolia at June 30, 2006, which is now accounted for under the lower of cost or market method, was $1,131,066.

Discontinued Operations

Fantasy Sports, Inc.

On April 7, 2006, the Company sold all the assets and certain liabilities of Fantasy Sports to a subsidiary of SkillJam Technologies Corporation, the wholly owned subsidiary of FUN Technologies Inc. (FUN), the subsidiary of Liberty Media Corporation for approximately $4.4 million, including $3.85 million paid in cash at closing. Fantasy Sports owns and operates one of America’s oldest and largest subscription based NASCAR fantasy sports games. In addition, the Company has developed, and offers, subscription based college football, basketball, and other motor sport fantasy games. We originally acquired Fantasy Sports in November 2000.

Employees

As of September 5, 2006, we employed 15 employees through our subsidiaries, 12 of whom were full-time salaried employees and three of whom were part time employees.

We provide performance based and equity based compensation programs to reward and motivate significant contributors among our employees. Although none of our employees is represented by a labor union, we have not experienced any work stoppages and consider our relations with our employees to be good.

Item 1A.      Risk Factors

Our business is subject to many risks and uncertainties, which may affect our future financial performance. If any of the events or circumstances described below occurs, our business and financial performance could be harmed, our actual results could differ materially from our expectations and the market value of our securities could decline. The risks and uncertainties discussed below are not the only ones we face. There may be additional risks and uncertainties not currently known to us or that we currently do not believe are material that may harm our business and financial performance.

RISKS ASSOCIATED WITH OUR STRATEGY FIRST SUBSIDIARY

MANY OF OUR TITLES HAVE SHORT LIFECYCLES AND FAIL TO GENERATE SIGNIFICANT REVENUES.

The market for entertainment software is characterized by short product lifecycles and frequent introduction of new products. Many software titles do not achieve sustained market acceptance or do not generate a sufficient level of sales to offset the costs associated with product development. A significant percentage of the sales of new titles generally occurs within the first three months following their release. Therefore, our continued profitability depends upon our ability to acquire and sell new, commercially successful titles and to replace revenues from titles in the later stages of their lifecycles. Any competitive, financial, technological or other factor which delays or impairs our ability to introduce and sell our software could adversely affect our future operating results.

WE MAY FAIL TO ANTICIPATE CHANGING CONSUMER PREFERENCES.

Our business is speculative and is subject to all of the risks generally associated with the entertainment software industry, which has been cyclical in nature and has been characterized by periods of significant growth followed by rapid declines. Our future operating results will depend on numerous factors beyond our control, including:

•	the popularity, price and timing of new software and hardware platforms being released and distributed by us and our competitors;

•	international, national and regional economic conditions, particularly economic conditions adversely affecting discretionary consumer spending;

•	changes in consumer demographics;

•	the availability of other forms of entertainment; and

•	critical reviews and public tastes and preferences, all of which change rapidly and cannot be predicted.

In order to plan for acquisition and promotional activities, we must anticipate and respond to rapid changes in consumer tastes and preferences. A decline in the popularity of entertainment software or particular platforms could cause sales of our titles to decline dramatically.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS.

We acquire proprietary software and technologies. We attempt to protect our software and production related intellectual property under copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution.

Entertainment software is susceptible to unauthorized copying. Unauthorized third parties may be able to copy or to reverse engineer our software to obtain and use programming or production techniques that we regard as proprietary. In addition, our competitors could independently develop technologies substantially equivalent or superior to our technologies.

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY CLAIMS.

As the number of entertainment software products increases and the features and content of these products continue to overlap, software developers increasingly may become subject to infringement claims. Many of our products are highly realistic and feature materials that are based on real world examples, which may inadvertently infringe upon the intellectual property rights of others. Our products often utilize complex technology that may become subject to the intellectual property rights of others. Although we believe that we make reasonable efforts to ensure that our products do not violate the intellectual property rights of others, it is possible that third-parties still may claim infringement. From time to time, we receive communications from third-parties regarding such claims. Existing or future infringement claims against us, whether valid or not, may be time consuming and expensive to defend.

Intellectual property litigation or claims could force us to do one or more of the following:

•	cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

•	obtain a license from the holder of the infringed intellectual property, which if available at all, may not be available on commercially favorable terms; or

•	redesign the effected entertainment software products, which could cause us to incur additional costs, delay introduction and possibly reduce commercial appeal of our products.

Any of these actions may cause material harm to our business and financial results.

RATING SYSTEMS FOR ENTERTAINMENT SOFTWARE, POTENTIAL LEGISLATION AND CONSUMER OPPOSITION COULD INHIBIT SALES OF OUR PRODUCTS.

The home video game industry requires entertainment software publishers to provide consumers with information relating to graphic violence or sexually explicit material contained in software titles. Certain countries have also established similar rating systems as prerequisites for sales of entertainment software in such countries. We believe that we comply with such rating systems and display the ratings received for our titles. Our software titles generally receive a rating of “G” (all ages) or “T” (age 13 and over), although certain of our titles receive a rating of “M” (age 18 and over), which may limit the potential markets for these titles.

Several proposals have been made for federal legislation to regulate the entertainment software, motion picture and recording industries, including a proposal to adopt a common rating system for entertainment software, television and music containing violence and sexually explicit material and an inquiry by the Federal Trade Commission with respect to the marketing of such material to minors. Consumer advocacy groups have also opposed sales of entertainment software containing graphic violence and sexually explicit material by pressing for legislation in these areas and by engaging in public demonstrations and media campaigns. If any groups were to target our titles, we might be required to significantly change or discontinue a particular title.

WE ARE EXPOSED TO SEASONALITY IN THE PURCHASES OF OUR PRODUCTS.

The entertainment software industry is highly seasonal, with the highest levels of consumer demand occurring during the year end holiday buying season. As a result, our net revenues, gross profits and operating income have historically been highest during the second half of the calendar year. Delays in development, licensor approvals or manufacturing can also affect the timing of the release of our products, causing us to miss key selling periods such as the year end holiday buying season.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY.

The entertainment software industry is intensely competitive and new entertainment software products and platforms are regularly introduced. Our competitors vary in size from small companies with limited resources to very large corporations with significantly greater financial, marketing and product development resources than we have. Due to these greater resources, certain of our competitors can spend more money and time on developing and testing products, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors for desirable motion picture, television, sports and character properties and pay more to third-party software developers than we can. We believe that the main competitive factors in the entertainment software industry include: product features and playability; brand name recognition; compatibility of products with popular platforms; access to distribution channels; quality of products; ease of use; price; marketing support; and quality of customer service.

IF OUR PRODUCTS CONTAIN DEFECTS, OUR BUSINESS COULD BE HARMED SIGNIFICANTLY.

Software products as complex as the ones we publish may contain undetected errors when first introduced or when new versions are released. Despite extensive testing prior to release, we cannot be certain that errors will not be found in new products or releases after shipment, that could result in loss of or delay in market acceptance. This loss or delay could significantly harm our business and financial results.

WE RELY ON INDEPENDENT THIRD PARTIES TO DEVELOP MOST OF OUR SOFTWARE PRODUCTS.

We rely on independent third-party entertainment software developers to develop most of our software products. Since we depend on these developers we remain subject to the following risks

•

continuing strong demand for developers’ resources, combined with the recognition they receive in connection with their work, may cause developers who worked for us in the past either to work for our competitors in the future or to renegotiate our agreements with them on terms less favorable for us;

•

limited financial resources and business expertise and inability to retain skilled personnel may force developers out of business prior to completing our products or require us to fund additional costs; and

•

our competitors may acquire the businesses of key developers or sign them to exclusive development arrangements. In either case, we would not be able to continue to engage such developers’ services for our products, except for those that they are contractually obligated to complete for us.

We also compete with other forms of entertainment and leisure activities. For example, we believe that the overall growth in the use of the Internet and online services by consumers may pose a competitive threat if customers and potential customers spend less of their available time using entertainment software and more using the Internet and online services.

THE RETAIL MARKET FOR PC GAME SOFTWARE IS DECREASING WHICH COULD HAVE AN ADVERSE IMPACT ON OUR FINANCIAL CONDITION.

The changing characteristics of the worldwide consumer entertainment software market in recent years have been impacted by many factors, such as:

•

an increasing number of technologically advanced PCs with more powerful operating systems, enhanced graphics and video cards, expanded memory chips, as well as higher capacities and faster speeds for CD and hard drives in the home and office;

•	greater access by consumers to the Internet through high-speed access modes (such as cable modems and DSL connections);

•	increased interest in online game play;

•	the increasing number of game console devices in the home; and

•	the development of increasingly advanced technologies supporting game play (such as hand held game devices, mobile phones and personal digital assistants).

As a result of this increased competition in the overall consumer entertainment market, market data suggests that the retail market for PC game software has decreased over the past two years. If this trend continues it could have an adverse impact on our financial condition.

THE PC SOFTWARE GAME MARKET HAS GRAVITATED TOWARDS MASS MERCHANT RETAILERS.

The North American PC software game market has gravitated toward mass merchant retailers thereby increasing the competition for shelf space for PC games. This increased competition has emphasized the importance of marketing, merchandising and brand name recognition. A significant result of these market pressures is an industry trend toward the consolidation of consumer entertainment PC software publishers and distributors, in addition to the diversification of products offered by these companies. The trends toward industry consolidation and increased competition for game content and retail shelf space are more pronounced in North America than in international markets and are expected to continue for the foreseeable future.

WE MAY FACE DIFFICULTY OBTAINING ACCESS TO RETAIL SHELF SPACE NECESSARY TO MARKET AND SELL OUR PRODUCTS EFFECTIVELY.

Retailers of our products typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer entertainment software products for high quality retail shelf space and promotional support from retailers. To the extent that the number of products and platforms increases, competition for shelf space may intensify and may require us to increase our marketing expenditures. Retailers with limited shelf space typically devote the most and highest quality shelf space to those products expected to be best sellers. We cannot be certain that our new products will achieve such “best seller” status. Due to increased competition for limited shelf space, retailers and distributors are in an increasingly better position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees and product return policies. Our products constitute a relatively small percentage of any retailer’s sales volume. We cannot be certain that retailers will continue to purchase our products or to provide our products with adequate levels of shelf space and promotional support on acceptable terms. A prolonged failure in this regard may significantly harm our business and financial results.

WE MAY PERMIT OUR CUSTOMERS TO RETURN OUR PRODUCTS AND TO RECEIVE PRICING CONCESSIONS WHICH COULD REDUCE OUR NET REVENUES AND RESULTS OF OPERATIONS.

We are exposed to the risk of product returns and price protection with respect to our distributors and retailers. Return policies allow distributors and retailers to return defective, shelf-worn and damaged products in accordance with terms granted. Price protection, when granted and applicable, allows customers a credit against amounts they owe us with respect to merchandise unsold by them. We may permit product returns from, or grant price protection to, our customers under certain conditions. The conditions our customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms, delivery to us of weekly inventory and sell-through reports, and consistent participation in the launches of our premium title releases. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors. When we offer price protection, we offer it with respect to a particular product to all of our retail customers; however, only those customers who meet the conditions detailed above can avail themselves of such price protection. Although we maintain a reserve for returns and price protection, and although we may place limits on product returns and price protection, we could be forced to accept substantial product returns and provide substantial price protection to maintain our relationships with retailers and our access to distribution channels. Product returns and price protection that exceed our reserves could significantly harm our business and financial results.

TECHNOLOGY CHANGES RAPIDLY IN OUR BUSINESS, AND IF WE FAIL TO ANTICIPATE OR SUCCESSFULLY IMPLEMENT NEW TECHNOLOGIES, THE QUALITY, TIMELINESS AND COMPETITIVENESS OF OUR PRODUCTS AND SERVICES WILL SUFFER

Rapid technology changes in our industry require us to anticipate, sometimes years in advance, which technologies we must implement and take advantage of in order to make our products and services competitive in the market. Therefore, we usually start our product development with a range of technical development goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly than we can. In either case, our products and services may be technologically inferior to our competitors’, less appealing to consumers, or both. If we cannot achieve our technology goals within the original development schedule of our products and services, then we may delay their release until these technology goals can be achieved, which may delay or reduce revenue and increase our development expenses. Alternatively, we may increase the resources employed in research and development in an attempt to accelerate our development of new technologies, either to preserve our product or service launch schedule or to keep up with our competition, which would increase our development expenses.

RISK ASSOCIATED WITH OUR OPERATIONS

THERE IS NO ASSURANCE THAT WE CAN SUCCESSFULLY IMPLEMENT OUR BUSINESS PLAN THAT CALLS FOR THE ACQUISITION OF ADDITIONAL ENTERTAINMENT SOFTWARE BUSINESSES TO CREATE A LARGER PRESENCE IN THE MARKET PLACE.

We seek to acquire complimentary businesses in the entertainment software market. The success of our business plan is predicated on us finding appropriate acquisitions and growing their operations. There is no assurance that we will be able to access such companies or to complete their acquisition. Furthermore, there is no assurance that our current financial resources will be sufficient to achieve the goals of our business plan. There is no assurance that we will be able to raise additional capital if the need arises.

AS A SIGNIFICANT AMOUNT OF OUR ASSETS ARE DENOMINATED IN FOREIGN CURRENCY AND WE CONDUCT BUSINESS INTERNATIONALLY, WE ARE SUBJECT TO CURRENCY AND FOREIGN REGULATORY RISKS

Strategy First is incorporated in Canada and sells products throughout the United States and Europe. Its functional currency is the Canadian Dollar. This has exposed the company to market risk with respect to fluctuations in the relative value of the Euro, British Pound, the Canadian Dollar, and the US Dollar.

Certain of the Company’s cash balances and the remaining proceeds from the sale of its South African subsidiaries are denominated in South African Rand. This has exposed the Company to market risk with respect to fluctuations in the relative value of the South African Rand against the US Dollar.

We expect to repatriate our funds held in South Africa to the United States. We believe that repatriation of the full amount is allowable under current South African foreign currency regulations. Over the last eight years, we have, from time to time, repatriated funds from South Africa without restriction. However, there can be no guarantee that the South African foreign currency regulations will not change in the future in a manner that might restrict our ability to repatriate the remaining assets.

WE CURRENTLY ARE DISPUTING A TAX LIABILITY WITH THE SOUTH AFRICAN REVENUE SERVICE AND WE MAY BE FORCED TO EXPENSE ADDITIONAL AMOUNTS IN THIS MATTER.

In April 2006, our First South African subsidiary received a letter from the South African Revenue Service (“SARS”) challenging certain tax treatment of dividends and operating loss carry forwards for the years 2002 through 2004. Subsequently SARS issued a tax assessment for approximately $2.7 million. The Company believes that its South African tax filings are in full compliance with all applicable laws and is vigorously defending its position in this regard. However, until such time as these issues are resolved, the Company will retain an amount equal to the assessment in South Africa to cover any potential liability that may arise. The Company has recorded an estimated liability of $600,000 in this regard but may be forced to increase this amount should it receive adverse information as it continues its appeal of the SARS assessment.

SINCE WE DO NOT INTEND TO DECLARE DIVIDENDS IN THE FORESEEABLE FUTURE, THE RETURN ON YOUR INVESTMENT WILL DEPEND UPON APPRECIATION OF THE MARKET PRICE OF YOUR SHARES.

We have never paid any dividends on our common stock. Our board of directors does not intend to declare any dividends in the foreseeable future, but intends to retain all earnings, if any, for use in our business operations. As a result, the return on your investment in us will depend upon any appreciation in the market price of our common stock. The holders of common stock are entitled to receive dividends when, as and if declared by the board of directors out of funds legally available for dividend payments. The payment of dividends, if any, in the future is within the discretion of our board of directors and will depend upon our earnings, capital requirements and financial condition, and other relevant factors.

SILVERSTAR AND ITS OPERATING SUBSIDIARIES DEPEND ON THE CONTINUED SERVICES OF KEY PERSONNEL.

Our success depends upon the continued contributions of our executive officers, some of whom are also our principal shareholders, and the continued contributions of the management of our operating subsidiaries. Our business could be adversely affected by the loss of services of, or a material reduction in the amount of time devoted to us by our executive officers or the executive officers of our subsidiary. We do not carry key man insurance.

RISKS RELATING TO OUR COMMON STOCK

THE PRICE OF OUR COMMON STOCK IS HIGHLY VOLATILE.

The price of our common stock is highly volatile. Fluctuations in the market price of our common stock may be a result of any number of factors or a combination of factors including, but not limited to:

•	the number of shares in the market and the number of shares we may be required to issue in the future compared to market demand for our shares;

•	our performance and meeting expectations of performance, including the development and commercialization of our current and proposed products and services;

•	market conditions for internet and media companies in the small capitalization sector; and

•	general economic and market conditions.

OUR EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS TOGETHER, MAY EXERCISE CONTROL OVER ALL MATTERS SUBMITTED TO A VOTE OF STOCKHOLDERS.

Our executive officers, directors own 1,119,818 shares of our Class A common stock and 780,137 shares of our Class B common stock, representing approximately 21% of our outstanding capital stock and approximately 42% of the total voting power and are able to elect all of the our directors and otherwise control our operations. Furthermore, the disproportionate vote afforded the Class B common stock could also serve to impede or prevent a change of control. As a result, potential acquirees may be discouraged from seeking to acquire control through the purchase of our common stock, which could have a depressive effect on the price of our securities and will make it less likely that shareholders receive a premium for their shares as a result of any such attempt.

ANTI-TAKEOVER MEASURES IN OUR MEMORANDUM OF ASSOCIATION COULD ADVERSELY AFFECT THE VOTING POWER OF THE HOLDERS OF OUR COMMON STOCK.

Our Memorandum of Association authorizes the issuance of up to 5,000,000 shares of preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without shareholder approval, but subject to applicable government regulatory restrictions, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of us. Although we have no present intention to issue any shares of our preferred stock, we cannot assure we will not do so in the future.

THE RIGHTS OF STOCKHOLDERS UNDER BERMUDA LAW MAY NOT BE AS EXTENSIVE AS THE RIGHTS OF STOCKHOLDERS UNDER THE LAWS OF JURISDICTIONS IN THE UNITED STATES.

Our corporate affairs are governed by our Memorandum of Association and by-laws, as well as the common law of Bermuda relating to companies and the Companies Act 1981. Our by-laws limit the right of security holders to bring an action against our officers and directors. The laws of Bermuda relating to shareholder rights, protection of minorities, fiduciary duties of directors and officers, matters of corporate governance, corporate restructuring, mergers and similar arrangements, takeovers, shareholder suits, indemnification of directors and inspection of corporate records, may differ from those that would apply if we were incorporated in a jurisdiction within the United States. The rights of shareholders in a Bermuda company may not be as extensive as the rights of a shareholder of a United States company and, accordingly, the holders of our shares of common stock may be more limited in their ability to protect their interests in us. In addition, there is uncertainty whether the courts of Bermuda would enforce judgments of the courts of the United States and of other foreign jurisdictions. There is also uncertainty whether the courts of Bermuda would enforce actions brought in Bermuda which are predicated upon the securities laws of the United States.

OUR COMMON STOCK MAY BE DELISTED FROM NASDAQ

The National Association of Securities Dealers, Inc. has established certain standards for the continued listing of a security on the NASDAQ Capital Market. The standards for continued listing require, among other things, that the minimum bid price for the listed securities be at least $1.00 per share. A deficiency in the bid price maintenance standard will be deemed to exist if the issuer fails the individual stated requirement for thirty consecutive trading days, with a 180-day cure period with respect to the NASDAQ Capital Market. During November and December 2004 and March 2005 our common stock traded below a price of $1.00 per share. There can be no assurance that we will continue to satisfy the requirements for maintaining a NASDAQ Capital Market listing. If our common stock were to be excluded from NASDAQ, the market price of our common stock and the ability of holders to sell such stock would be adversely affected, and we would be required to comply with the initial listing requirements to be relisted on NASDAQ.

OUR COMMON STOCK MAY BECOME SUBJECT TO THE SEC’S PENNY STOCK RULES

If our common stock is excluded from NASDAQ and the price per share of our common stock is below $5.00, our securities would become subject to certain “penny stock” rules promulgated by the Securities and Exchange Commission unless we satisfy certain net asset and revenue tests. The application of these rules to our common stock may adversely impact both your ability to resell our common stock (liquidity) and the market price of these shares. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination of suitability of the investor purchasing the penny stock.

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

Our United States management subsidiary, First South Africa Management Corp., a Delaware corporation incorporated in 1995, leases an office at 1900 Glades Road, Suite 435, Boca Raton, Florida 33431. The lease expires in January 2009 and costs us approximately $25,000 per year for approximately 800 square feet.

We believe the facilities we own or occupy are adequate for the purposes for which they are currently used and are well maintained.

ITEM 3.      Legal Proceedings

Other than as set forth below we are not currently a party to any material legal proceedings. We may become from time to time involved in legal proceedings in the ordinary course of business. We may not be successful in defending these or other claims. Regardless of the outcome, litigation can result in substantial expense and could divert the efforts of our management.

In April 2006, our First South African subsidiary received a letter from the South African Revenue Service (“SARS”) challenging certain tax treatment of dividends and operating loss carry forwards for the years 2002 through 2004. Subsequently SARS issued a tax assessment for approximately $2.7 million. The Company believes that its South African tax filings are in full compliance with all applicable laws and is vigorously defending its position in this regard. However, until such time as these issues are resolved, the Company will retain cash in an amount approximately equal to the assessment in South Africa to satisfy any potential liability that may arise. The Company has recorded an estimated liability of $600,000 in this regard but may be forced to increase this amount should it receive adverse information as it continues its appeal of the SARS assessment.

In January 2006, we brought an action against JoWood Software Productions AG seeking damages in the amount of approximately $850,000 for expenses incurred in connection with our unsuccessful acquisition of shares of JoWood. The case is being heard in the Vienna Commercial Court in Austria. JoWood was unsuccessful in having the case dismissed. Further hearings and a judgment are anticipated toward the end of 2006.

ITEM 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.      Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed for quotation on the NASDAQ Capital Market under the symbol “SSTR.” The following table sets forth, for the periods indicated the high and low closing sales prices for our common stock, as reported by the NASDAQ Capital Market.

	High	Low
Common Stock Fiscal 2005
1st Quarter	$0.97	$0.60
2nd Quarter	$1.16	$0.82
3rd Quarter	$1.34	$1.06
4th Quarter	$1.80	$1.12

Common Stock Fiscal 2006
1st Quarter	$2.54	$1.40
2nd Quarter	$1.76	$1.20
3rd Quarter	$1.64	$1.16
4th Quarter	$1.50	$1.15

The closing price of our common stock on September 14, 2006 was $1.85.

As of September 14, 2006, there were approximately 2,500 holders of our common stock, inclusive of holders whose shares were held by brokerage firms, depositaries and other institutional firms in “street name” for their customers.

We have never declared or paid any cash dividends on our Class A or Class B common stock. We do not anticipate declaring or paying any dividends on our Class A or Class B common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

Equity Compensation Plan Information

The following table contains a summary of the number of shares of our common stock to be issued upon the exercise of options, warrants and rights outstanding at June 30, 2006, the weighted average exercise price of those outstanding options, warrants and rights, and the number of additional shares of our common stock remaining available for future issuance under the plans as at June 30, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for further issuance
Equity compensation plans approved by shareholders*	517,405	1.23	867,405
Equity compensation plan notapproved by shareholders**	450,000	2.00	NA
Stock options issued to directors and employees***	320,000	3.93	NA
Warrants issued in connection with services****	180,000	$0.81	NA
Warrants issued in connection with raising capital *****	202,189	$6.00	NA
Warrants issued for acquisition of Strategy First, Inc. *****	200,000	$2.50	NA
Warrants issued for convertible debt *******	791,319	$1.89	NA

*	See NOTE 14 to the Financial Statements
**	These options can not be exercised until approved by shareholders
***	These options were granted pursuant to various employment agreements
****	These warrants were granted to a consultant for services to be rendered. These warrants expire July 1, 2007.
****	These warrants were issued in connection with raising capital during 2000. These warrants expire July 31, 2007.
******	These warrants were issued in connection with the issuance of Strategy First, Inc. These warrants expire April 21, 2008.
*******	These warrants were issued in connection with the issuance of convertible debt. These warrants expire October 31, 2010.

ITEM 6.     Selected Financial Data

Selected Consolidated Financial Information

	Years Ended June 30,
	2006	2005	2004	2003	2002
Revenues	$3,316,429	$353,343	$-	$-	$-
Total operating expenses	4,609,589	1,434,069	945,276	1,010,088	1,043,356
Operating loss	(1,293,160)	(1,080,276)	(945,276)	(1,010,088)	(1,043,356)
Foreign tax contingency	(675,222)	-	-	-	-
Interest income, net	188,923	579,150	622,213	625,679	610,571
Foreign currency gain (loss)	(674,222)	81,773	1,287,291	1,763,115	(1,345,348)
Net income (loss) from continuing operations	(3,621,653)	(263,798)	977,231	1,383,764	(1,828,870)
Income (Loss) from discontinued operations	161,753	422,636	52,784	(1,051,662)	(1,959,930)
Gain (Loss) on disposition	1,480,710	-	(27,582)	(262,754)	-
Net (loss) income	(1,979,190)	158,838	1,002,523	69,348	(3,788,800)
Income (Loss) per share from continuing operations	($ 0.40)	($ 0.03)	$0.11	$0.15	($ 0.21)

Balance Sheet Data	As of June 30,
	2006	2005	2004	2003	2002
Total assets	$17,537,989	$14,700,465	$13,265,458	$12,354,162	$11,722,781
Long term liabilities	2,550,347	273,554	234,192	349,289	-
Net working capital (deficiency)**	9,574,661	3,637,934	(177,981)	192,081	2,345,828
Stockholders' equity	11,400,482	12,288,518	11,422,107	10,025,049	10,212,073

        **Net working capital (deficiency) is the net of current assets and current liabilities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. This discussion and analysis includes forward-looking statements that are subject to risks, uncertainties and other factors described under the caption “Risk Factors” beginning on Page 4. These factors could cause our actual results in current and future periods to differ materially from those expressed in, or implied by, those forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Background and History

We were incorporated in September 1995. Our business plan is to actively pursue acquisitions fitting a pre defined investment strategy. Currently our strategy focuses on the following:

•

acquiring controlling stakes in high quality electronic entertainment software businesses with strong management teams that are positioned to use technology and Internet related platforms to fuel above average growth;

•	Investing in companies that show an ability to contribute, in the short to medium term, to earnings per share through operating profit or capital appreciation; and

•	operating in partnership with committed, incentivised, entrepreneurial management who show the vision and ability to grow their businesses into industry or niche leaders.

We sold our last remaining South African operations in November 2000. We still have significant assets that are denominated in South African Rand. The assets include cash and notes receivables. Currently we do not have a financial hedging program to protect against the depreciation of the SA Rand against the US dollar and, therefore, as long as we hold assets in South Africa we will continue to record income statement gains or losses to the extent that the Rand’s value fluctuates relative to the US dollar.

On November 17, 2000, we acquired all of the assets and certain liabilities of Fantasy Sports from GoRacing Interactive Services, Inc. Founded in 1993, Fantasy Sports operates the fantasycup.com, website and specializes in subscription based NASCAR, college football and other fantasy sports games. On April 7, 2006, we disposed of substantially all the assets and liabilities of Fantasy Sports.

In accordance with accounting principles generally accepted in the United States of America the operating results and net assets related to Fantasy Sports have been included in discontinued operations in our consolidated statements of operations and consolidated balance sheets. Discontinued operations for the year ended June 30, 2006, represent operating results for nine months.

The discontinued operations generated sales of $1.49 million and net gains from operations of $.16 million for the year ended June 30, 2006.

On April 21, 2005, we acquired Strategy First Inc. (www.strategyfirst.com), a leading developer and worldwide publisher of entertainment software for the PC. We acquired the company through the jurisdiction of the Montreal bankruptcy court. Pursuant to the approved plan of arrangement, we paid cash consideration to the creditors of Strategy First of $609,000; we issued 377,000 shares of our common stock; warrants to purchase 200,000 shares of our common stock; and assumed approximately $400,000 in existing bank debt, as well as contingent consideration based on the future profitability of Strategy First. Founded in 1990, Strategy First publishes software games primarily for the PC platform. Some of its popular games include O.R.B, the Disciples franchise, Sacred Lands, Kohan: Immortal Sovereigns, Steel Beasts, Galactic Civilizations, and the Jagged Alliance franchise. Two months of operating results for Strategy First are included in fiscal 2005.

On October 31, 2005, we consummated a transaction pursuant to a Securities Purchase Agreement, dated October 21, 2005 (the “Purchase Agreement”), with DKR SoundShore Oasis Holding Fund Ltd. (the “Purchaser”).Pursuant to the Purchase Agreement, we issued to the Purchaser a $5,000,000 principal amount Variable Rate Secured Convertible Debenture due October 31, 2008 (the “Debenture”) and a warrant to purchase 791,139 shares of the our common stock at an exercise price of $1.896 per share (the “Warrant”). We intend to use the proceeds of this offering for acquisitions and working capital.

Results of Operations

Due to the classification of the results from Fantasy Sports as Discontinued Operations and as only two months operating results for Strategy First were included in 2005 the following management discussion and analysis of financial condition and results of operations may not provide an accurate comparison between the current and past fiscal years.

Fiscal 2006 Compared to Fiscal 2005

Revenues

Revenues increased $2.95 million to $3.3 million in fiscal 2006 as compared to $0.35 million in the prior year. The increase in revenues in 2006 was primarily the result of including operations from Strategy First for a full year in fiscal 2006 as compared to two months in fiscal 2005.

Cost of Sales

Cost of sales increased $1.38 million to $1.5 million in fiscal 2006 as compared to $.12 million in the prior year. Cost of sales relate solely to the operations of Strategy First. The increase in cost of sales was primarily the result of including operations from Strategy First for a full year in fiscal 2006 as compared to two months in fiscal 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.6 million to $2.9 million in fiscal 2006 as compared to $1.3 million in fiscal 2005. Selling, general and administrative expenses related to corporate overhead were $1.1 million in fiscal 2006 and 2005. The increase in selling, general and administrative expenses was primarily the result of including operations from Strategy First for a full year in fiscal 2006 as compared to two months in fiscal 2005. Strategy First’s sales, general and administrative expenses were $1.8 million in fiscal 2006 as compared to $0.2 million in fiscal 2005 when only two months’ operations were recorded. Included in these amounts are stock based compensation charges of $0.1 million for fiscal 2006 as compared to $0.05 million in fiscal 2005.

Amortization and Depreciation

Amortization of intangible assets was $0.15 million in fiscal 2006 as compared to $0.02 million in fiscal 2005. The increase was due to the full year amortization of intangible assets related to Strategy First in fiscal 2006 as compared to two months in fiscal 2005. Depreciation expense was $0.03 million in fiscal 2006 as compared to $0.01 million in fiscal 2005. The increase is related to Strategy First’s operations being recorded for the full year in 2006.

Foreign Currency Gains

Foreign currency gains or losses are almost exclusively related to the assets remaining from the sale of discontinued South African operations. The foreign currency losses during fiscal 2006 were $0.75 million as compared to gains of $0.08 million in fiscal 2005. These gains or losses are the result of the fluctuations of the South African Rand against the US dollar. During the year ended June 30, 2006, the

Rand depreciated approximately 9% against the US dollar, while it depreciated approximately 7% in fiscal 2005. In 2005, the increase in the market value of our Rand put/US dollar call option offset the foreign currency losses which resulted in an overall gain for the year. These foreign currency gains are non cash items until converted into US dollars when any accumulated gains or losses will be converted into cash. During the year ended June 30, 2006, we received approximately R20 million (South African Rand) ($2.75 million) as final payment of notes and interest owed by Salwin Pty, Ltd.

Acquisition Costs Incurred

During the year ended June 30, 2006, we incurred approximately $0.32 million pursuing the unsuccessful acquisition of and subsequent litigation against a European software company. We are seeking damages for breach of contract from this European software company.

Amortization of Convertible Debt Discounts and Issuance Costs

Amortization of convertible debt discounts and issuance costs were $0.77 million in fiscal 2006. There were no charges of this nature in fiscal 2005. These expenses relate to the issuance of our $5 million convertible debenture to DKR Oasis in October 2005.

Interest Income

Interest income of $0.63 million was recorded during fiscal 2006 as compared to interest income of $0.58 million in fiscal 2005. Interest income is primarily earned on cash balances as well as on notes receivable from the sale of our South African businesses. Interest income is, therefore affected by the fluctuation of movements in the US and South African interest rates as well as by the fluctuation of the South African Rand against the US dollar.

Interest Expense

Interest expense during fiscal 2006 was $0.56 million as compared to $0.01 million in the prior year. This increase is attributable to interest incurred in connection with the issuance of our $5 million convertible debenture to DKR Oasis in October 2005.

Provision for Income Taxes

We are registered in Bermuda, where no income tax laws are applicable. Two of our subsidiaries are subject to U.S. income taxes, one subsidiary is subject to Canadian income taxes and one is subject to South African income taxes. Up to this date, none of them has had taxable income as they have incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

In early April 2006, our subsidiary First South African Holdings received a letter from the South African Revenue Service (“SARS”) challenging certain tax treatment of dividends and operating loss carry forwards for the years 2002 through 2004. Subsequently SARS has issued an assessment for approximately $2.7 million.

We believe that our South African tax filings are in full compliance with all applicable laws and are vigorously defending its position in this regard. However, until such time as these issues are resolved, we will retain cash in an amount approximately equal to the assessment in South Africa to satisfy any potential liability that may arise.

Not withstanding the above and after reviewing this potential liability with outside experts and conducting a further review into the circumstances of the assessment, we have recorded an estimated liability of approximately $600,000 at this time.

We will continue to vigorously defend our position in this matter. However, circumstances may dictate that we increase this liability as we proceed. There is, therefore, no assurance that the $600,000 amount will be sufficient to offset the ultimate tax liability. Conversely, we believe that we have strong defenses in this matter and we may ultimately obtain a ruling that results in a lesser liability. As this is a fluid situation, we will assess our liability in this regard on a quarterly basis and may adjust this $600,000 liability in the future.

Discontinued Operations

During fiscal 2006, we recognized gains of $0.16 million from the discontinued operations of Fantasy Sports, Inc. as compared to $0.42 million in fiscal 2005.

Net Income

We have recognized a net loss of $1.98 million during fiscal 2006 compared to net income of $0.16 million during the prior year. For fiscal year 2006, net loss includes non-cash foreign currency losses of approximately $0.75 million, $0.60 million accrued for an estimated foreign tax liability, $0.32 million costs incurred within an abandoned acquisition and $0.77 million amortization costs related to the issuance of our $5 million convertible debenture. During fiscal 2005, we recognized $0.08 million in non cash foreign currency gains and did not incur any expenses in regard to the other categories.

Fiscal 2005 Compared to Fiscal 2004

Revenues

Revenues were $0.35 million in fiscal 2005 as compared to $0.0 million in the prior year. In fiscal 2005, we recognized two months’ income from Strategy First while we had no income from continued operations in fiscal 2004.

Cost of Sales:

The cost of sales was $0.12 million in fiscal 2005 as compared to $0.0 million in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal 2005 were $1.28 million, as compared to $0.94 million in the prior year. During fiscal 2005, selling, general and administrative expenses related to corporate overhead were $1.1 million as compared to $0.93 million in fiscal 2004. Strategy First’s sales, general and administrative expenses were $0.2 million in fiscal 2005 as compared to $0.0 in fiscal 2004.

Amortization and Depreciation

Amortization of intangible assets increased to $0.02 million in fiscal 2005 from $0.0 million in fiscal 2004 as a result of the acquisition of Strategy First in April 2005. Depreciation expense was $0.01 million in fiscal 2005 as compared to $0.01 million in fiscal 2004.

Foreign Currency Gains

Foreign currency gains or losses are related to the financial assets remaining in the South African operations. The foreign currency gains during fiscal 2005 were $0.08 million as compared to gains of $1.3 million in fiscal 2004. These gains are the result of fluctuations of the South African Rand against the US dollar. During the year ended June 30, 2005, the Rand depreciated approximately 7% against the US dollar while it appreciated 17% in fiscal’ 2004. These foreign currency gains or losses are non-cash items until converted into US dollars, when any accumulated gains or losses will be converted to cash.

Interest Income

Interest income of $0.57 million was recorded during fiscal 2005 as compared to interest income of $0.63 million in the prior year. Interest income is primarily earned on Notes Receivable from the sale of our South African business and is affected by the fluctuation of the South African Rand against the US dollar, as well as movement in South African prime interest rates.

Interest Expense

Interest expense during fiscal 2005 and 2004 was $0.0 million.

Provision for Income Taxes

The Company is registered in Bermuda, where no income tax laws are applicable. Three of the Company’s subsidiaries are subject to US income taxes, and one is subject to South African income taxes. Up to this date, none of our US and Canadian subsidiaries have had taxable income as they have incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

Discontinued Operations

During fiscal 2005, the Company recognized gains of $0.42 million from the discontinued operations of Fantasy Sports, Inc. as compared to $0.05 million in fiscal 2004.

Net Income (Loss)

The Company has recognized net income of $0.16 million during fiscal 2005 compared to net income of $1 million during 2004. Fiscal 2005 included non-cash foreign currency gains of approximately $0.08 million. During fiscal 2004, the Company recognized $1.3 million in non-cash foreign currency gains.

Financial Condition, Liquidity and Capital Resources

Cash increased by $7.1 million from $4.9 million at June 30, 2005 to $12 million at June 30, 2006. The cash balances are being held for acquisitions and working capital purposes. We expect this balance to be sufficient to fund our operations and the operations of our subsidiaries for the next twelve months. Included in this amount is $3.6 million which is classified as restricted cash. This amount relates to cash used to secure borrowings of our subsidiary, Strategy First, as well as money retained in South Africa to satisfy any potential liability that may result from our tax dispute with the South African Revenue Service.

Working capital increased by $5.93 million from $3.64 million at June 30, 2005 to $9.57 million at June 30, 2006. This increase is primarily due to the cash received from the sale of Fantasy Sports, the repayment of a portion of our notes receivable, and issuance of our $5 million convertible debenture to DKR Oasis, net of repayments and costs incurred. Accrued interest earned during the year has been classified as part of the Long Term Notes Receivable.

At June 30, 2006, we had borrowings of $0.83 million, which consisted of $0.65 million advances against the lines of credit, secured by the Company’s cash, and term loans of $0.18 million. Additionally, we have $3.6 million face amount outstanding in our convertible debenture issued to DKR Oasis, net of reppayments or costs incurred. We currently pay monthly interest on this amount at a rate of Prime plus 1.5%. Should there be no conversions of this debenture; principal payments will start on February 1, 2007 with the loan being amortized monthly through September 2008.

In the future we expect to meet our short and long term obligations through its cash on hand.

We expect to repatriate our unrestricted funds held in South Africa to the United States. We believe that repatriation of the full amount is allowable under current South African foreign currency regulations. Over the last eight years, we have, from time to time, repatriated funds from South Africa without restriction. However, there can be no guarantee that the South African foreign currency regulations will not change in the future in a manner that might restrict our ability to repatriate the remaining assets.

In the future we intend to add additional operating subsidiaries that will produce revenues and net profits. We may utilize a portion of the working capital in connection with the acquisition or establishment of those operations. We may also be required to secure additional debt or equity funding in connection with those future acquisitions. However, there is no assurance that we will be able to secure additional indebtedness or raise additional equity to finance future acquisitions on terms acceptable to management.

The following table is a summary of contractual obligations as of June 30, 2006.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$181,787	$181,787	$-	$-	-
Convertible debt obligations	3,600,000	900,000	2,700,000	-	-
Interest Payable	466,908	309,408	157,500	-	-
Operating lease obligations	151,820	72,740	70,725	8,355	-
Purchase obligations	520,698	345,698	175,000	-	-
Employment contracts	2,067,530	752,586	1,139,944	$175,000	-

Total	$6,988,743	$2,562,219	$4,243,169	$183,355	-

Future Commitments

Through June 30, 2006, Strategy First has sustained an operating loss. We anticipate that this situation will be remedied through a combination of increased revenues through sustained new game releases as well as a reduction in expenses. Strategy First is projecting an operating profit for the coming twelve months. There are no assurances that these expectations will be met. In this event, we may need to continue to support the operations of our subsidiaries.

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

The provision for anticipated product returns and price markdowns is primarily based upon Strategy First’s analysis of historical product return and price markdown results. Should product sell-through results at retail store locations fall significantly below anticipated levels this allowance may be insufficient. Strategy First reviews the adequacy of its allowance for product returns and price markdowns and if necessary makes adjustments to this allowance on a quarterly basis.

In the case of royalty income, Strategy recognizes revenue when earned based on sales reports from its distributors. Most agreements require quarterly reporting of sales with payment due within 45 days of the end of the quarter. In many cases, Strategy receives guaranteed royalty income and these revenues are recorded upon performance of deliverables per the royalty agreements.

Goodwill Valuation

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. The process of determining goodwill requires judgment. Evaluating goodwill for impairment involves the determination of the fair value of our reporting units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and our strategic plans with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material effect on our financial position and results of operations. For those reasons, we believe that the accounting estimate related to goodwill impairment is a critical accounting estimate.

The Company reviews goodwill annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 142, goodwill and other intangible assets. The Company performed its annual impairment test of goodwill as of June 30, 2006 and determined that goodwill was not impaired. While the Company believes that no impairment existed as of June 30, 2006, there can be no assurances that future economic or financial developments might not lead to an impairment of goodwill.

Intangible Assets

Intangible assets include software game titles and non-competition agreements. Intangible assets, excluding goodwill, are stated on the basis of cost and are amortized on a straight-line basis over estimated lives of three to ten years. Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise. Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets. Should these cash flows not equal or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required.

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk

The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The Company does however recognize market risk from interest rate and foreign currency exchange exposure.

Interest Rate Risk

At June 30, 2006, our cash resources earned interest at variable rates. Accordingly, the Company’s return on these funds is affected by fluctuations in interest rates. The Company also has significant debt that is tied to interest rates and, therefore, any increase in interest rates will have a negative effect on the Company’s interest payments.

Foreign Currency Risk

Strategy First, Inc. is incorporated in Canada and sells products throughout the United States and Europe. Its functional currency is the Canadian Dollar. This has exposed the Company to market risk with respect to fluctuations in the relative value of the Euro, British Pound, the Canadian Dollar, and the US Dollar.

Certain of the Company’s cash balances and the remaining proceeds from the sale of its South African subsidiaries are denominated in South African Rand. This has exposed the Company to market risk with respect to fluctuations in the relative value of the South African Rand against the US Dollar.

On March 9, 2005, the Company acquired a twelve-month Rand put/US dollar call option, at a strike price of R6.25 to the US dollar. During its term, this option served as a partial protection against the depreciation of the SA Rand versus the US dollar. The cost of the option was approximately $200,000 and it was closed out in March 2006. The Company currently does not hedge its South African Rand exposure.

At June 30, 2006, we had assets denominated in South African Rand of R35.1 million ($4.8 million).

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

TABLE OF CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Stockholders' Equity	F-4

Statements of Cash Flows	F-5 - F-6

Notes to Consolidated Financial Statements	F-7 - F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Silverstar Holdings, Ltd.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Silverstar Holdings, Ltd. and Subsidiaries (the Company) as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silverstar Holdings, Ltd. and Subsidiaries at June 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States.

RACHLIN COHEN & HOLTZ LLP

Fort Lauderdale, Florida

September 15, 2006

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND 2005

ASSETS	2006	2005
Current assets: Cash and cash equivalents
(Includes restricted cash of $647,797 and $67,189 in 2006 and 2005 respectively)	$9,075,259	$4,865,291
Cash restricted for foreign tax estimated liability	2,933,342	-
Accounts receivable, net	637,135	94,378
Current portion of long term notes receivable	164,548	118,272
Prepaid expenses and other current assets	351,537	165,593
Option contract	-	359,171
Short term assets from discontinued operations	-	23,575

Total current assets	13,161,821	5,626,280
Property, plant and equipment, net	77,985	103,946
Investments in non-marketable securities	1,143,566	843,566
Long term notes receivable	458,670	3,135,763
Goodwill, net	841,726	767,329
Intangible assets, net	1,412,854	1,231,201
Deferred charges and other assets	441,367	20,389
Long term assets from discontinued operations	-	2,971,991

Total assets	17,537,989	14,700,465

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Lines of credit
	$647,797	$-
Current portion of long term debt	180,323	220,845
Current portion of convertible secured debenture	900,000	-
Accounts payable	386,731	342,874
Accrued expenses	872,309	354,131
Estimated liability for foreign tax	600,000
Short-term liabilities from discontinued operations	-	1,070,496

Total current liabilities	3,587,160	1,988,346
Long term debt, net	-	150,047
Convertible secured debenture
	2,318,455	-
Obligation to issue common stock
	231,892	273,554

Total liabilities	$6,137,507	$2,411,947

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized;
no shares issued and outstanding
Common stock, Class A, $0.01 par value, 50,000,000 shares authorized; 8,313,774 and
8,233,324 shares issued and outstanding, respectively	83,138	82,333
Common stock, Class B, $0.01 par value; 2,000,000 shares authorized;
835,260 shares issued and outstanding	8,353	8,353
Common stock, FSAH Class B $0.001 par value; 10,000,000 shares authorized;
2,671,087 shares issued and outstanding	600	600
Additional paid-in capital	65,573,387	64,602,803
Accumulated deficit	(54,390,357)	(52,411,167)
Other comprehensive income	125,361	5,596

Total stockholders' equity	$11,400,482	$12,288,518

Total liabilities and stockholders' equity	$17,537,989	$14,700,465

See notes to consolidated financial statements

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004

	2006	2005	2004
Revenues	$3,316,429	$353,343	$-
Operating expenses:
Cost of sales	1,497,862	121,556	-
Selling, general and administrative	2,931,243	1,278,488	936,906
Amortization of intangibles	148,797	21,809	-
Depreciation	31,687	12,216	8,370

Total operating expenses	4,609,589	1,434,069	945,276

Operating loss	($1,293,160)	($1,080,726)	($ 945,276)
Other income	39,959	156,005	13,093
Foreign currency gain (loss)	(749,764)	81,773	1,287,291
Costs incurred with abandoned acquisition	(321,412)	-	-
Foreign tax expense	(600,000)	-	-
Amortization of convertible debt discounts and issuance costs	(769,566)	-	-
Interest income	633,131	586,701	628,735
Interest expense	(560,841)	(7,551)	(6,522)

Income (Loss) from continuing operations	($3,621,653)	($ 263,798)	$977,231
Discontinued operations:
Income from operations, net of income taxes of $0.0, $0.0, and $0.0, respectively	161,753	422,636	52,874
Gain (Loss) on disposition, net of income taxes of $0.0, $0.0, $0.0, respectively	1,480,710	-	(27,582)

Net income (loss)	($1,979,190)	$158,838	$1,002,523

Income (Loss) per share:
Basic:
Continuing operations	($ 0.39)	($ 0.03)	$0.12
Discontinued operations	0.18	0.05	(0.00)

Net income (loss)	($ 0.21)	$0.02	$0.12

Diluted:
Continuing operations	($ 0.39)	($ 0.03)	$0.11
Discontinued operations	0.17	0.05	0.00

Net income (loss)	($ 0.21)	$0.02	$0.11

Weighted average common stock outstanding:
Basic	9,102,286	8,791,121	8,575,579

Diluted	9,574,910	9,170,411	9,089,113

See notes to consolidated financial statements

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004

	Silverstar Holdings Ltd.		Silverstar Holdings Ltd.		First South African Holdings
	Class A Common Stock		Class B Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance June 30, 2003	7,503,924	$75,039	946,589	$9,466	2,671,087	$600	$63,512,472	($53,572,528)	-	$10,025,049
Year Ended June 30, 2004:
Stock issued	245,000	2,450	-	-	-	-	392,085	-	-	394,535
Conversion of shares	50,000	500	(50,000)	(500)	-	-	-	-	-	-
Net Income	-	-	-	-	-	-	-	1,002,523	-	1,002,523

Balance June 30, 2004	7,798,924	$77,989	896,589	$8,966	2,671,087	$600	$63,904,557	($52,570,005)	-	$11,422,107

Year ended June 30, 2005:
Stock issued/acquisition	377,371	$3,774	-	-	-	-	$513,603	-	-	$517,377
Conversion of shares	61,329	613	(61,329)	($ 613)	-	-	-	-	-	-
Exercise of stock options	15,000	150	-	-	-	6,500	-	-	-	6,650
Stock-based compensation	-	-	-	-	-	-	32,000	-	-	32,000
Warrants issued -	-	-	-	-	-	-	167,400	-	-	167,400
acquisition
Purchase and retirement
of treasury stock	(19,300)	(193)	-	-	-	-	(21,257)	-	-	(21,450)
Net income	-	-	-	-	-	-	-	$158,838	-	158,838
Other comprehensive
Income foreign currency
translation adjustment,
net of taxes	-	-	-	-	-	-	-	-	$5,596	5,596

Balance, June 30, 2005	8,233,324	$82,333	835,260	$8,353	2,671,087	$600	$64,602,803	($52,411,167)	$5,596	$12,288,518

Year ended June 30, 2006:
Stock issued prior obligation	45,450	$455	-	-	-	-	$49,540	-	-	$49,995
Discounts on convertible debt	-	-	-	-	-	-	789,738	-	-	789,738
Exercise of stock options	30,000	300	-	-	-	-	22,200	-	-	22,500
Stock-based compensation	-	-	-	-	-	-	104,634	-	-	104,634
Shares issued for services	20,000	200	-	-	-	-	27,000	-	-	27,200
Purchase and retirement
of treasury stock	(15,000)	(150)	-	-	-	-	(22,528)	-	-	(22,678)
Net loss	-	-	-	-	-	-	-	($1,979,190)	-	(1,979,190)
Other comprehensive
income foreign currency
translation adjustment,	-
net of taxes	-	-	-	-	--	-	-	-	119,765	119,765

Balance, June 30, 2006	8,313,774	$83,138	835,260	$8,353	2,671,087	$600	$65,573,387	($54,390,357)	$125,361	$11,400,482

See notes to consolidated financial statements.

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	($1,979,190)	$158,838	$1,002,523
Depreciation and amortization	950,049	34,024	8,370
Loss on disposal of fixed assets	1,466	-	47,270
Stock-based compensation	104,634	49,995	-
Common stock issued for services	27,200	-	-
Common stock warrants issued for services	-	32,000	-
Unrealized foreign currency gains	(97,691)	(300,390)	(1,261,824)
Non-cash interest income on notes receivable	(399,343)	(433,416)	(611,720)
Changes in operating assets and liabilities, net	(133,092)	(28,985)	13,186
Increase in estimated liability for foreign tax	600,000	-	-
Increase in other assets	(102,446)	-	-
Increase in other liabilities	8,333	-	-
Gain on sale of discontinued operations	(1,480,710)	-	-
Net change in assets and liabilities of discontinued operations	(220,409)	(114,755)	(134,547)

Net cash used in operating activities	($2,721,199)	($ 602,689)	($ 936,742)

Cash flows from investing activities:
Acquisition costs capitalized	(41,264)	-	-
Acquisition of property, plant and equipment	(12,451)	(3,158)	-
Acquisition of intangible assets	(208,928)	(2,906)	-
Investment in non-marketable securities	(300,000)	-	-
Purchase of option premium	-	(190,257)	-
Proceeds from repayment of long-term note receivable	3,219,417	5,420,720	218,679
Increase in cash restricted for foreign tax estimated liability	(2,933,342)	-	-
Net proceeds on disposal of discontinued operations	3,693,378	-	-
Cash paid for acquisition of subsidiary	-	(682,011)	-

Net cash provided by continuing operations	3,416,810	4,542,388	218,679
Net cash provided by discontinued operations	-	-	678

Net cash provided by investing activities	$3,416,810	$4,542,388	$219,357

See notes to consolidated financial statements.

Continued on next page

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED JUNE 30, 2006, 2005 AND 2004

	2006	2005	2004
Cash flows from financing activities:
Short term borrowings, net	$580,608	$-	$
Repayment of long term debt	(159,139)	(60,692)		(24,605)
Net proceeds from convertible debt	4,373,301	-		-
Repayments on convertible debt	(1,400,000)	-		-
Proceeds from the exercise of stock options	22,500	6,650		302,689
Purchase of treasury stock	(22,678)	(21,450)		-
Net cash provided by (used in) continuing operations	3,394,592	(75,492)		278,084

Net cash provided by (used in) discontinued operations	-	(237,971)		86,309
Net cash provided by (used in) financing activities	$3,394,592	($ 313,463)		$364,393

Effect of exchange rates in cash	119,765	5,596

Net increase (decrease) in cash and cash equivalents	4,209,968	3,631,832		(352,992)
Cash and cash equivalents, beginning	4,865,291	1,233,459		1,586,451

Cash and cash equivalents, ending	$9,075,259	$4,865,291		$1,233,459

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$539,155	$23,695		$25,385

See notes to consolidated financial statements.

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006, 2005 AND 2004

NOTE 1.   ORGANIZATION AND PRINCIPAL ACTIVITIES OF THE GROUP

Silverstar Holdings, Ltd. (formerly Leisureplanet Holdings Ltd.) (the “Company”), was founded on September 6, 1995. The purpose of the Company has changed from acquiring and operating South African Companies to investing in companies that fit a predefined investment strategy.

On November 17, 2000, the Company acquired Fantasy Sports, Inc. (“Fantasy”). Fantasy specializes in Internet-based subscriptions for NASCAR, college football and basketball and other fantasy sports games. On April 7, 2006, the Company sold substantially all the assets and transferred certain liabilities of Fantasy Sports, Inc which is reflected as discontinued operations in the accompanying financial statements. (See Note 12)

In April 2005, the Company acquired Strategy First Inc. (www.strategyfirst.com), a leading developer and worldwide publisher of entertainment software for the PC. Founded in 1990, the company publishes software games primarily for the PC platform.

The Company currently has both Class A and Class B common shares outstanding. Holders of Class A Common Stock have one vote per share on each matter submitted to a vote of the shareholders and a ratable right to the net assets of the Company upon liquidation. Holders of the common stock do not have preemptive rights to purchase additional shares of Common Stock or other subscription rights. The Class A common stock carries no conversion rights and is not subject to redemption or to any sinking fund provisions. All shares of common stock are entitled to share equally in dividends from legally available resources as determined by the board of directors. Upon dissolution or liquidation of the Company, whether voluntary or involuntary, holders of the common stock are entitled to receive assets of the Company available for distribution to the shareholders.

Class B and Class A Common Stock are substantially identical except that the holders of Class B Common Stock have 5 votes per share on each matter considered by shareholders. Each share of Class B Common Stock is automatically converted into one share of Class A Common Stock upon sale of the Classs B Common Stock or death of the shareholder.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and incorporate the following significant accounting policies:

Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which it has a majority voting interest. Investments in affiliates are accounted for under the cost method of accounting, where appropriate. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The entities included in these consolidated financial statements are as follows:

Silverstar Holdings, Ltd. (Parent Company)
Silverstar Holdings, Inc.
First South Africa Management Corp.
First South African Holdings, Ltd. (FSAH)
Fantasy Sports, Inc.
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

Concentrations of Credit and Market Risks

Financial instruments that potentially subject the Company to concentrations of credit and market risk are comprised of cash and cash equivalents, accounts receivable and notes receivable. Strategy First conducts a major portion of its business with four customers, each of which accounted for more than 10% of total revenues in 2006. Combined sales to these customers amounted to approximately $1,998,000 (60% of net sales) during the year ended June 30, 2006. Accounts receivable from these customers amounted to $414,000 (65%) of total accounts receivable at June 30, 2006. The Company did not have a major concentration of customers as of or for the year ended June 30, 2005

Cash

The Company currently maintains a substantial amount of cash and cash equivalents with financial institutions in South Africa denominated in South African Rand. Changes in the value of the Rand compared to the U.S. dollar may still have an unfavorable impact on the value of the cash and cash equivalents. In addition, these financial instruments are not subject to credit insurance.

The Company maintains deposit balances at U.S. financial institutions that, from time to time, may exceed federally insured limits. The Company maintains its cash with high quality financial institutions, which the Company believes limits risk. As of June 30, 2006, amounts in excess of federally insured amounts totaled approximately $7,638,000.

Accounts Receivable

We extend credit to various companies in the retail and mass merchandising industries. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. Although we generally do not require collateral, we perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. Significant judgment is required to estimate our allowance for doubtful accounts in any accounting period. We analyze customer concentrations, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

Notes Receivable

The Company’s notes receivable are to be settled in South African Rand by South African companies. The Company’s ability to collect on these notes may be affected by the financial condition of the debtor’s economic conditions in South Africa and the value of the South African Rand, as compared to the U.S. dollar. In addition, the Company’s ability to withdraw these funds from South Africa after collection may be subject to approval by the South African government.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of long-term notes receivable approximates fair values since interest rates are keyed to the South African prime lending rate. The gross carrying value of the Company’s convertible debenture approximates fair value since interest rates are keyed to the US prime lending rate. The carrying value of the Company’s other debt approximates fair value since there terms are consistent with prevailing market rates.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Equipment is depreciated over three to five years.

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

The Company’s goodwill represents the excess acquisition cost over the fair value of the tangible and identified intangible net assets of Strategy First acquired in 2005. For the years ended June 30, 2006 and 2005, the Company applied what it believes to be the most appropriate valuation methodology for the reporting unit. If the Company had utilized different valuation methodologies, the impairment test results could differ. There was no impairment of goodwill for the years ended June 30, 2006 and 2005.

Intangible Assets

Intangible assets include software game titles and non-competition agreements, are stated on the basis of cost and are amortized on a straight-line basis over estimated lives of three to ten years. Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise. Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets. Should these cash flows not equate to or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required.

Foreign Currency Translation

The functional currency of the Company is the United States Dollar; the functional currency of FSAH is the South African Rand; the functional currency of Strategy First, Inc. is the Canadian Dollar. Accordingly, the following rates of exchange have been used for translation purposes:

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

Revenue Recognition

Strategy distributes the majority of its products through third-party software distributors to mass-merchants and major retailers and directly to certain PC software retailers, all of which have traditionally sold consumer entertainment PC software products. Additionally, Strategy may license its products to distributors in exchange for royalty payments. The distribution of products is governed by purchase orders, distribution agreements or direct sale agreements, most of which allow for product returns and price markdowns. For product shipments to these software distributors or retailers, Strategy records a provision for product returns and price markdowns as a reduction of gross sales at the time the product passes to these distributors or retailers.

The provision for anticipated product returns and price markdowns is primarily based upon Strategy’s analysis of historical product return and price markdown results. Should product sell-through results at retail store locations fall significantly below anticipated levels this allowance may be insufficient. Strategy will review the adequacy of its allowance for product returns and price markdowns and if necessary will make adjustments to this allowance on a quarterly basis.

In the case of royalty income, Strategy will record this income when earned based on sales reports from its distributors. In many cases, Strategy receives guaranteed royalty income and these revenues are recorded upon performance of deliverables per the royalty agreements.

Revenues from Fantasy Sports are presented in Discontinued Operations. Revenues generated by Fantasy are seasonal from mid-February to the end of November. Fantasy collects its revenue at the beginning and mid-point of the season and recognizes this deferred revenue pro rata over the season.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs incurred for continuing operations for the year ended June 30, 2006 were $182,295. For the years ended June 30, 2005 and 2004 advertising expenses incurred for continuing operations were $10,691, and $0.0 respectively.

Income Taxes

The Company accounts for its income taxes using SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” This standard replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The standard requires companies to recognize all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values on the grant date and is effective for annual periods beginning after June 15, 2005. In accordance with the revised statement, the Company recognized the expenses attributable to stock options granted or vested subsequent to July 1, 2005, during the fiscal year ending June 30, 2006. The Company recognized expense of $104,634 for the year ended June 30, 2006 for employee stock options that vested during fiscal 2006.

SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), encouraged but did not require companies to record stock-based compensation plans using a fair value based method. The Company chose to account for stock-based compensation using the intrinsic value based method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees” for accounting periods ending before July 1, 2005. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock.

If the Company used the fair value-based method of accounting to measure compensation expense for options granted at the date they were granted as prescribed by SFAS No. 123 earnings (loss) per share from continuing operations for the years ended June 30, 2005 and 2004 would have changed to the pro forma amounts set forth in the table below.

	2005	2004
Income (Loss) from continuing operations as reported	($ 263,798)	$977,231
Less compensation expense for options
awards determined by the fair-value- based method	(677,245)	(88,888)

Income (Loss) from continuing operations, pro forma	($ 941,043)	$888,343

Basic:
As reported	($ 0.03)	$0.12
Pro forma	($ 0.10)	$0.10
Assuming full dilution:
As reported	($ 0.03)	$0.11
Pro forma	($ 0.10)	$0.09

The weighted average grant date fair value of options granted in 2006, 2005 and 2004 and the significant assumptions used in determining the underlying fair value of each option grant on the date of the grant utilizing the Black Scholes option pricing model are noted in the following table. Expected volatility is based on historical volatility data of the Company’s stock. The expected term of stock options granted is based on historical data and represents the period of time that stock options are expected to be outstanding. The risk-free rate of the stock options is based on the United States Treasury rate in effect at the time of grant.

	2006	2005	2004
Weighted average grant-date fair value of options granted	$ 1.33	$ 0.94	$ 1.44
Assumptions:
Risk free interest rate	4.82%	3.19-4.01%	3.17%
Expected life	5 years	3-5 years	5 years
Expected volatility	111%	126-142%	142%
Expected dividend yield	0.00%	0.00	0.0%

Based on existing unvested option agreements the Company anticipates an additional expense of approximately $42,735 in fiscal 2007 which could increase if additional options are granted during the fiscal year. As of June 30, 2006, $78,348 of total unrecognized compensation costs related to non-vested options are scheduled to be recognized over a weighted average period of 1.8 years.

Net Income (Loss) Per Share

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

Recently Issued Accounting Standards

In June 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections, (“SFAS 154”). SFAS 154 replaces Accounting Principle Bulletin No. 20 (“APB 20”), and Statement of Financial Accounting Standard No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS 3”), and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle, whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 is effective for fiscal years beginning after December 15, 2005. Our adoption of SFAS 154 is not expected to have a material impact on our results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which, among other things, requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions. The provisions of FIN 48 will be effective for us on July 1, 2007. We are currently evaluating the impact of adopting FIN 48 on the financial statements, but we do not expect its adoption to have a significant transition effect.

Reclassifications

Certain amounts from prior years have been reclassified to conform to the 2006 presentation.

NOTE 3.   ACQUISITIONS

On April 21, 2005, the Company acquired Strategy First Inc. (www.strategyfirst.com.), a leading developer and worldwide publisher of entertainment software for the PC. We acquired the company through the jurisdiction of the Montreal bankruptcy court. As per the approved plan of arrangement, we paid consideration to creditors of approximately $609,000 in cash; we issued approximately 377,000 shares of common stock; and warrants to purchase 200,000 shares of common stock; assumed approximately $400,000 in existing bank debt, as well as agreed on consideration based on the future profitability of Strategy First.

The costs of the acquisition were allocated on the basis of the estimated fair values of the assets acquired and liabilities assumed. Whereby the acquisition was accounted for using the purchase method whereby intangible assets identified in connection with the acquisition were recorded (and amortized where applicable) in accordance with the provisions of SFAS No. 142.

Acquisition cost	$1,370,544

Net assets acquired:
Current assets	$ 297,244
Fixed assets	82,664
Goodwill	764,089
Intangible assets	1,245,157

Total assets	2,389,154

Current liabilities	624,183
Long term debt	394,397

Total liabilities	1,018,580

$1,370,574

NOTE 4.   ACCOUNTS RECEIVABLE

	2006	2005
Accounts receivable	$ 794,353	$ 253,082
Less: allowance for returns	(139,362)	(122,080)
Less: allowance for doubtful accounts	(17,856)	(36,624)

	$ 637,135	$ 94,378

NOTE 5.   PROPERTY, PLANT AND EQUIPMENT

	2006	2005
Plant and equipment	$ 140,044	$ 129,236
Motor vehicles	-	34,912

	140,044	164,148
Less accumulated depreciation	(62,059)	(60,202)

	$ 77,985	$ 103,946

Depreciation expense was $31,687, $12,216 and $8,370 for the years ended June 30, 2006, 2005 and 2004, respectively.

NOTE 6.   INVESTMENTS IN NON-MARKETABLE SECURITIES

A summary of the investments in non-marketable securities on the consolidated balance sheet is presented below:

	Effective Percentage	As of and for the Year Ended
	Ownership	June 30, 2006	June 30, 2005
Investments in unconsolidated affiliates:
Magnolia Broadband, Inc.	2.5% and 2.9%	$1,131,066	$831,066
Other		12,500	12,500

		$1,143,566	843,566

Magnolia Broadband, Inc

On April 14, 2000, the Company purchased 3,447,774 shares of Series A Preferred Stock in Magnolia Broadband (“Magnolia”), for consideration of $2,500,000, $1,300,000 of which was recorded as goodwill. The goodwill relating to the Company’s investment in Magnolia was being amortized over a three-year period. Effective July 1, 2001, the Company adopted SFAS 142 (see Note 2) at which time the unamortized balance was $831,066. Such goodwill was no longer being amortized and at June 30, 2002, such goodwill was not considered impaired.

On March 9, 2001, the Company loaned Magnolia $250,000. In October 2001, the Company loaned Magnolia $200,000. These notes were converted into new Series A Preferred Stock in March 2002.

On January 13, 2006, the Company purchased a further $300,000 of Magnolia’s Series D Preferred Stock.

Magnolia has successfully raised over $40 million since its inception from investors. Despite its technical achievements, Magnolia will need to obtain additional funding to fund its future operations until it achieves revenues and profitability. There is no assurance that it will be able to do so in the future.

Magnolia Broadband is a development stage company established to develop and market wireless based chips primarily for the mobile handset market.

The Company initially invested in Magnolia based on the track record of Magnolia’s founder, positive industry feedback together with the results of an independent study commissioned by the Company to evaluate Magnolia’s basic technological premise and its market applications.

In assessing the fair value of our investment in Magnolia, we monitor their progress through monthly board meetings and additional formal and informal communications. Magnolia, since inception, has set technical goals and timelines, which were invariably met or surpassed. Furthermore, the company excelled in hiring high level technical staff with advanced degrees and experience in management of corporations such as Nokia, Bell Labs, Motorola, and Anadigics. The willingness of highly qualified individuals to leave established corporations for a start-up opportunity provided validation for our belief in Magnolia’s potential. This promise was further validated by the significant investments made by leading venture capital funds in various tranches from 2002 through August 2006, and by positive field trials and responses from potential customers, most notably Sprint PCS.

Based on Magnolia’s achievements, some of which are summarized above, the Company concluded that these positive accomplishments support the variables considered in developing the valuations for the private placement transactions which the Company used as a basis for concluding that its investment in Magnolia was not carried at a value in excess of fair value on its financial statements.

The Company’s ongoing monitoring and evaluation described above continues. Over the next twelve months, among other goals, Magnolia anticipates commercial sales of its Chipsets thereby generating sales revenue for the first time. The Company will continue to monitor Magnolia’s progress and will evaluate the carrying value of its investment based upon these milestones being met.

In performing our analysis of the possible impairment of our investment in Magnolia as of June 30, 2004, 2005 and 2006, we considered our investment in Magnolia in total in accordance with paragraph 19(h) of APB No. 18.

In performing our analysis for 2004, we looked to the $6 million in financing Magnolia received in July 2003 from a Series C Preferred Stock Purchase Agreement with existing investors, as well as the convertible notes received by Magnolia in April 2004. The Company determined that based on the $6 million funding received from Magnolia in July 2003 and the terms of the notes, as well as the progress Magnolia had made in developing its technology and meeting milestones, as described above, the Company’s investment in Magnolia was not considered impaired at June 30, 2004. We again computed the fair value of our holdings in Magnolia Broadband by multiplying the number of shares we owned by the July 2003 private placement price, as well as the conversion price of the April 2004 Convertible Note, which resulted in a fair value that was greater than the carrying value of our investment.

In performing our analysis for 2005, we looked to the $13.5 million in financing Magnolia received during the fiscal year from existing and major outside investors as well as the progress Magnolia had made in developing its technology and meeting milestones, as described above. The Company’s investment in Magnolia is not considered impaired at June 30, 2005. We again computed the fair value of our holdings in Magnolia Broadband by multiplying the number of shares we owned by the price for shares paid by investors in the last placement round, which resulted in a fair value that was greater than the carrying value of our investment. Additionally, we looked to an independent analysis of Magnolia’s value performed by a leading investment bank and concluded from this, as well, that the fair value of our holdings was greater than the carrying value of our investment.

In performing our analysis for 2006, we looked to the $13 million in financing Magnolia received during the fiscal year from existing investors as well as the $5 million in financing they received from existing and outside investors in July 2006. The Company’s investment in Magnolia is not considered impaired at June 30, 2006. We again computed the fair value of our holdings in Magnolia Broadband by multiplying the number of shares we owned by the price for shares paid by investors in the last placement round, which resulted in a fair value that was greater than the carrying value of our investment.

NOTE 7.   LONG-TERM NOTES RECEIVABLE

In connection with the sale of our South African subsidiary in November 2000, as well as the earlier sale of two other subsidiaries, the Company received as partial consideration three notes receivable denominated in South African Rand. These notes are subject to foreign currency risk and a portion of one is subject to certain performance requirements of the debtor. Two of the notes require monthly payments ranging from R50,000 ($8,000) to R5,000 ($1,000). The Company has received all scheduled payments with respect to the first of these notes, including interest in a timely fashion. The third note was for R52 million ($8 million) of which R20 million ($3.1 million) (plus accrued interest) was treated as contingent consideration to be recorded when collected as it was secured only by the debtor’s stock in Lifestyle and therefore collection was not assured. R31.4 million ($4.8 million) of the third note, was payable as the borrower collected on junior debt. In December 2004, the Company received a payment in the amount of R31.4 million ($4.31 million) in partial payment of the outstanding principal and interest. The Company received R20.07 million ($2.8 million) on June 30, 2006 in payment of the note’s remaining principal balance and accrued interest in full.

The two notes remaining outstanding at June 30, 2006 bear interest at 5%. Balances on these notes at June 30, 2006 and 2005 were as follows:

	June 30
	2006	2005
Balance	$623,218	$3,254,035
Less current portion	164,548	118,272

Long-term portion	$458,670	$3,135,763

NOTE 8.   INTANGIBLE ASSETS

The components of amortized intangible assets as of June 30, 2006 and 2005 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Total
Covenant not to compete	$ 44,638	($ 17,356)	$ 27,282
Game titles	1,546,773	(161,201)	1,385,572

Balance at June 30, 2006	$1,591,411	($ 178,557)	$1,412,854

Covenant not to compete	$ 32,555	($ 1,809)	$ 30,746
Game titles	1,220,802	(20,347)	1,200,455

Balance at June 30, 2005	$1,253,357	($ 22,156)	$1,231,201

Amortization expense for intangible assets was $148,797, $21,809, and $0.0 for the years ended June 30, 2006, 2005 and 2004, respectively

Estimated amortization expense for the five succeeding fiscal years is as follows:

2007	$169,558
2008	$167,081
2009	$154,678
2010	$154,678
2011	$154,678
Thereafter	$612,181
Total	$1,412,854

NOTE 9.   DEBT

Lines of Credit

In June 2002, the Company obtained a secured line of credit facility from UBS for borrowings up to $1.0 million as working capital for Fantasy, which is fully secured against cash balances held in the Company’s account. This facility is due on demand and has an interest rate of 5.3%. The balance outstanding under this line of credit at June 30, 2006 was $647,797. The balance as of June 30, 2005 was $67,189 and is included in short-term liabilities from discontinued operations. The Company retained the obligations of the line of credit subsequent to the sale of the operations of Fantasy.

Long Term Debt

	2006	2005
Vehicle loans**	$ -	$ 10,633
Term loan***	180,323	360,259

	$ 180,323	$ 370,892
Less current portion	(180,323)	(220,845)

Long-term debt, net	$ -	$ 150,047

**	Equipment loan collateralized by a Company vehicle that was exchanged during 2006 for consideration in the form of capitalized reduction payments pursuant to an operating lease for another vehicle.

***	Term loan assumed pursuant to the plan of arrangement related to the Company’s acquisition of Strategy First, payable in monthly principal installments of $22,000 plus interest at an annual rate of prime plus 3.25% (11.50% as of June 30, 2006). The loan matures in April 2007.

NOTE 10.   CONVERTIBLE SECURED DEBENTURE

On October 31, 2005, the Company consummated a transaction pursuant to a Securities Purchase Agreement, dated October 21, 2005 (the “Purchase Agreement”), with DKR SoundShore Oasis Holding Fund Ltd. (the “Purchaser”).Pursuant to the Purchase Agreement, the Company issued to the Purchaser a $5,000,000 principal amount Variable Rate Secured Convertible Debenture due October 31, 2008 (the “Debenture”) and a warrant to purchase 791,139 shares of the Company’s Common Stock at an exercise price of $1.896 per share (the “Warrant”).

Interest accrues on the principal balance of the note at an annual interest rate equal to prime plus 1.5%. On June 30, 2006 the interest rate was 9.75%. The note is convertible into common stock of the Company at an initial conversion rate of $1.738 per share up to a maximum of 2,876,860 shares. The agreement allows for an additional 1,100,403 shares to be issued upon the conversion of the debentures or exercise of the warrants as a result of either conversion price adjustments or exercise price adjustments. Based upon the closing price per share of the Company’s Common Stock on the date of issuance, there was an intrinsic value associated with the beneficial conversion feature of $124,443, which is presented as a discount on the convertible note and amortized over the term of the note.

The principal amount of the Debenture was to be redeemed at the rate of $185,185 per month, plus accrued and unpaid interest, commencing on July 6, 2006 and may be paid, at the Company’s option (i) in cash or (ii) in shares of the Company’s Common Stock in an amount not to exceed 10% of the total dollar trading volume of the Common Stock during the 10 trading days immediately prior to the applicable monthly redemption date based on a conversion price equal to 85% of the average of the lowest three volume weighted average price during the 10 trading days immediately prior to the applicable monthly redemption date. In June 2006, the terms of the debenture were amended to require redemption at the rate of $180,000 per month commencing on February 1, 2007. The Company has the option, at any time, to redeem some or all of the outstanding Debenture, in cash, in an amount equal to the sum of (i) 115% of the principal amount of the Debenture outstanding, plus accrued and unpaid interest and liquidated damages (the “Optional Redemption Amount”). However, the Company may pay up to 15% of the principal amount comprising of a portion of the Optional Redemption Amount in shares of the Company’s Common Stock if certain conditions are satisfied. In May 2006, the Company repaid $1,400,000 of the outstanding principal balance along with an early payment penalty of approximately $210,000.

The Company’s obligations under the Debenture are secured by a lien on all assets of the Company in favor of the Purchaser pursuant to a Security Agreement, dated October 31, 2005, among the Company, all of the subsidiaries of the Company and the Purchaser, and guaranteed by all the subsidiaries of the Company pursuant to a Subsidiary Guarantee, dated October 31, 2005, made by the Company’s subsidiaries in favor of the Purchaser. In addition, the obligations of the Company under the Debenture are personally guaranteed by Mr. George Karfunkel pursuant to a Personal Guarantee, dated October 31, 2005, between Mr. Karfunkel and the Purchaser. Mr. Karfunkel is compensated in the amount of 5% of the current principal outstanding per annum.

In connection with the convertible note, the Company issued to the holder of the note a five-year warrant to purchase up to 791,139 shares of the Company’s common stock at an exercise price of $1.896 per share. The fair value for these warrants was estimated at the grant date using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate of 4.50%, dividend yields of 0% and a volatility factor of the expected market price of the Common Stock of 114.80%. Based upon the closing price per share of the Company’s common stock on the date of issuance, the Company estimated the fair value of the warrant and allocated $665,295 of the proceeds from the note to the warrant, which is presented as a discount on the convertible note, net of amortization to be taken over the three-year term of the note using the effective interest method.

The balance of the note as of June 30, 2006, net of unamortized discounts is as follows:

Principal amount of note	$ 3,600,000
Discount for beneficial conversion features	(60,122)
Discount for fair value of warrants and options	(321,423)

Balance as of June 30, 2006, net of unamortized discounts	$ 3,218,455
Less current portion	(900,000)

Long term portion	$ 2,318,455

Scheduled maturities of the convertible debenture as of June 30, 2006 were as follows:

Year ended June 30, 2006
1 Year or less:	$ 900,000
1-2 Years	2,700,000

Total	$3,600,000

Interest expense related to the note amounted to $492,381 during the period of October 31, 2005 through June 30, 2006 and includes a $210,000 prepayment penalty that was applied when the Company paid $1,400,000 toward principal in May 2006.

Amortization of discounts for the beneficial conversion features and warrant resulted in charges to Amortization of Convertible Debt Discounts and Issuance Costs totaling $408,193 during the year ended June 30, 2006. The Company also incurred expenses of $626,699 directly related to securing this note, which included $250,000, paid for a personal guarantee on the outstanding balance. Expenses totaling $376,699 are being amortized over the term of the note while the guarantee fee of $250,000 is being amortized over twelve months. Amortization expenses of $361,423 were included in Amortization of Convertible Debt Discounts and Issuance Costs during the year ended June 30, 2006.

Estimated amortization expense related to the warrants, beneficial conversion feature, and costs related to securing this note through debt maturity is as follows:

2007	$449,697
2008	222,894
2009	11,729

Total	$684,320

NOTE 11.   INCOME TAXES

The components of the Company’s provision for income taxes were as follows:

	2006	2005	2004
Current:
Federal	$ -	$ -	$ -
Foreign	-	-	-
State	-	-	-

Deferred:
Federal	-	-	-
Foreign	-	-	-
State	-	-	-

A reconciliation of income tax computed at the statutory rates to income tax expense (benefit) is as follows:

	2006	2005	2004
Tax expense at the statutory rate	$ (707,528)	$ 49,432	$ 340,858
Tax effect on income (loss) of non-US operations	1,254,175	61,768	(324,908)
State and provincial income taxes, net of federal income tax	88,872	15,669	1,446
Change in effective tax rate	-	(128,330)	-
Permanent differences	6,641	3,851	447
Adjustment for prior years' R&D Expense	(1,150,304)	-	-
Valuation allowance	508,144	(2,390)	(17,843)

	-	-	-

At June 30, 2006, the Company has available U.S. net operating loss carrying forwards of approximately $3,080,700 which expire through 2024 and Canadian net operating loss carrying forward of approximately $6,847,000 which expire through 2016.

In addition to the net operating loss carrying forward, the Company had deferred tax assets which relate primarily to amortization of goodwill and fixed assets recorded at different rates for tax and book purposes, deferred revenue that is deferred for book purposes but is recognized when received for tax purposes, and accrued prize winnings which is accrued for book purposes but deductible when paid for tax purposes, and certain research and development costs incurred in Canada expensed for book purposes, not deducted for tax purposes, and available to offset future income taxable in Canada. As of June 30, 2006 and 2005, a valuation allowance has been established against the deferred tax asset since the Company believes it is more likely than not that that the amounts will not be realized.

The components of the deferred tax assets (liabilities) were as follows at June 30, 2005 and 2005:

Current:	2006	2005

Net operating losses	$2,087,040	$2,763,820
Accrued prize winnings	-	91,530
Accrued postage	-	-
Deferred revenue	-	251,699
R&D Expenses	1,264,300	-

	3,351,340	3,107,049
Long term:
Amortization of goodwill	-	(269,526)
Depreciation	47,887	53,559

	47,887	(215,967)

	3,399,227	2,891,082
Total valuation allowance	(3,399,227)	(2,891,082)

Deferred tax asset	$-	$-

The Silverstar Holdings Limited is a Bermuda registered corporation where there are no income tax laws applicable. FSAH, a South African registered corporation, incurred no income tax charges in fiscal year 2006 and 2005.

First South Africa Management Corp. Fantasy Sports, Inc. and Student Sports, Inc. are U.S. registered corporations and did not incur any income tax provision for 2006, 2005 and 2004.

NOTE 12.   DISCONTINUED OPERATIONS

Fantasy Sports, Inc.

On April 7, 2006, the Company sold substantially all the assets and transferred certain liabilities of Fantasy Sports, Inc. for total cash consideration of $3.85 million. The purchaser assumed liabilities in the amount of $.79 million

A summary of the calculation of the gain on disposition is as follows:

Cash received	$ 3,850,000
Expenses of sale	(156,622)

Net proceeds of sale	3,693,378
Net book value transferred	(2,212,668)

Gain on disposition	($ 1,480,710)

In accordance with accounting principles generally accepted in the United States of America, the net income and net assets related to Fantasy Sports, Inc. have been included in discontinued operations in the Company’s consolidated statements of operations and consolidated balance sheets.

The following summarizes the results of Fantasy Sports, discontinued operations:

	Nine Months Ended April 7, 2006	Year Ended June 30, 2005	Year Ended June 30, 2004
Revenues	$ 1,490,855	$ 1,945,911	$ 2,367,463
Total operating expenses	(1,318,155)	(1,502,298)	(2,294,526)

Operating income	172,700	436,613	729,370
Other expense	(10,947)	(13,977)	(20,153)

Net income	$ 161,753	$ 422,636	$ 52,784

NOTE 13.   CASH FLOWS

Changes in operating assets and liabilities consist of the following:

	2006		2005	2004
(Increase) Decrease in accounts receivable		($483,814)	$34,083	$1,025
Increase in prepaid expenses and current assets		(168,211)	(10,166)	(3,214)
Decrease in overdraft		-	-	(567)
Increase (Decrease) in accounts payable		41,356	(13,246)	(1,865)
Increase (Decrease) in accrued expenses		477,577	(39,656)	17,807

		($133,092)	($ 28,985)	$13,186

Changes in net assets and liabilities of discontinued operations
Depreciation and amortization		5,563	10,681	49,085
Changes in operating accounts		(228,122)	(122,092)	(219,899)
Loss on disposal of fixed assets		2,762	-	3,795
Decrease in other assets		-	-	3,145
Changes in cash (included in) from net assets and from
discontinued operations		(612)	(3,344)	29,327

Changes in net assets and liabilities of discontinued operations		($220,409)	($114,755)	($134,547)

Cash flows from investing activities - discontinued operations:
Acquisition of fixed assets		-	-	(542)
Proceeds from sale of fixed assets		-	-	1,220
Net cash provided by investing activities --discontinued operations		-	-	678

Cash flows from financing activities - discontinued operations:
Short-term borrowings (repayments), net		-	(237,971)	86,309

Non cash investing and financing activities:
Conversion of class B shares to common shares		-	$613	$500

Issuance of shares of common stock		$49,995	$-	$-

Warrants issued for acquisition	$		$167,400	$-

Stock issued for acquisition		-	$517,676	$-

Issuance of debt for acquisition		$-	$394,395	$-

NOTE 14.    BUSINESS SEGMENT INFORMATION

As a result of the sale of all the assets and transfer of certain liabilities of Fantasy Sports on April 7, 2006, the Company no longer operates in the Internet fantasy sports games segment and now only operates in one segment -- entertainment software.

NOTE 15.   STOCK OPTION PLAN

1995 Stock Option Plan

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

The Stock Option Plan also contains an automatic option grant program for the Directors. Each person who is director of the Company following an annual meeting of shareholders will automatically be granted an option for an additional 15,000 shares of common stock. Each grant will have an exercise price per share equal to the fair market value of the common stock on the grant date and will have a term of five years measured from the grant date, subject to earlier termination if an optionee's service as a board member is terminated for cause.

2004 Stock Incentive Plan

The Company's board of directors has adopted and the Company's shareholders approved the Company's 2004 Stock Incentive Plan (the "2004 Plan"). The 2004 Plan is intended to provide an incentive to employees (including executive officers), and directors of and consultants to the Company and its affiliates, and is intended to be the successor plan to the 1995 Stock Option Plan (which terminated in November 2005). The 2004 Plan authorizes the issuance of a maximum of 1,000,000 shares of the Company's common stock (subject to adjustment as described in the 2004 Plan) pursuant to stock grants or options to purchase common stock to employees (including officers and directors who are employees) and non-employee directors of, and consultants to the Company.

The 2004 Plan provides for the grant of (i.) "incentive stock options" ("ISOs") within the meaning of Section 422(b) of the Internal Revenue Code of 1986, as amended (the "Code"), (ii.) non-qualified stock options (which are stock options that do not qualify as ISOs), and (iii.) stock awards.

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

Options granted under the 2004 Plan will be subject to, among other things, the following terms and conditions:

•	The exercise price of each option will be determined by the administrator; provided, however, that the exercise price of an ISO may not be less than the fair market value of our common stock on the date of grant (110% of such fair market value if the optionee owns (or is deemed to own) more than 10% of our voting power).

•	Options may be granted for terms determined by the administrator; provided, however, that the term of an ISO may not exceed 10 years (5 years if the optionee owns (or is deemed to own) more than 10% of our voting power).

•	The maximum number of shares of the Company's common stock for which options may be granted to an employee in any calendar year is 230,000. In addition, the aggregate fair market value of shares with respect to which ISOs may be granted to an employee which are exercisable for the first time during any calendar year may not exceed $100,000.

•	The exercise price of each option is payable in full upon exercise or, if the applicable stock option contract entered into by us with an optionee permits, in installments.

•	Options may not be transferred other than by will or by the laws of descent and distribution, and may be exercised during the optionee's lifetime only by the optionee or his or her legal representatives.

•	Except as may otherwise be provided in the applicable option contract, if the optionee's relationship with the Company as an employee or consultant is terminated for any reason (other than the death or disability of the optionee), the option may be exercised, to the extent exercisable at the time of termination of such relationship, within three months thereafter, but in no event after the expiration of the term of the option.

•	The Company may withhold cash and/or shares of the Company's common stock having an aggregate value equal to the amount which we determine is necessary to meet its obligations to withhold any federal, state and/or local taxes or other amounts incurred by reason of the grant or exercise of an option, its disposition or the disposition of shares acquired upon the exercise of the option. Alternatively, the Company may require the optionee to pay us such amount, in cash, promptly upon demand.

The Company, through June 30, 2006, has granted options to purchase 1,429,071 shares of common stock under the Plans, of which 190,000 options have been exercised and 100,000 options expired unexercised.

The following table represents stock option activity for the years ended June 30, 2004, 2005, and 2006:

	Shares Subject to Options Outstanding	Weighted Average Exercise Price Per Option
Balance at June 30, 2003	1,463,333	3.39
Granted plan options	60,000	1.61
Expired plan options	(145,000)	0.79
Expired non-plan options	(35,000)	0.35
Terminated non- plan options	(130,000)	3.77
Terminated plan options	(20,000)	2.19

Balance at June 30, 2004	1,193,333	3.68

	Shares Subject to Options Outstanding	Weighted Average Exercise Price Per Option
Granted options:
Granted non-plan options	450,000	2.00
Granted-plan options	390,000	1.37
Exercised options:	(15,000)	0.43
Expired - plan options	(40,000)	5.13
Expired - non-plan options	(433,333)	4.08

Balance at June 30, 2005	1,545,000	2.49

Granted options:
Granted-plan options	57,405	1.33
Exercised options:	(30,000)	0.75
Expired plan options	(10,000)	0.75
Expired non-plan options	(200,000)	5.00
Terminated plan options	(75,000)	1.35

Balance at June 30, 2006	1,287,405	2.17

450,000 options granted during the year end June 30, 2005 are subject to a lock-up agreement and therefore cannot be exercised until such lock-up agreement is released. The lock-up agreement will be released when granting of these options is approved by a vote of the Company’s stockholders, which is required by the terms and conditions of the Company’s NASDAQ listing agreement.

The following summarizes information related to options outstanding and exercisable as of June 30, 2006.

		Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining in Years	Shares	Weighted Average Exercise Price	Weighted Average Remaining in Years
Less than $1.00	85,000	$0.33	0.85	85,000	$0.33	0.85
$1.00 to 2.19	952,405	$1.57	2.66	427,405	$1.34	1.94
$3.75 to 4.88	250,000	$4.75	1.00	250,000	$4.75	1.00

	1,287,405			762,405

867,405 shares were available for future stock option grants to employees and directors under the existing plans as of June 30, 2006. As of June 30, 2006 the aggregate intrinsic value of shares outstanding and exercisable was $117,250. Total intrinsic value of options exercised was $10,900 and $16,500 for the years ended June 30, 2005 and 2006, respectively.

The following table summarizes our nonvested stock option activity for the year ended June 30, 2006.

	Shares	Weighted Average Fair Value on the Grant Date

Nonvested as of June 30, 2005	200,000	$1.03
Granted during 2006	57,405	$1.08
Vested during 2006	(107,405)	$1.05
Forfeited	(75,000)	$1.03

Nonvested as of June 30, 2006	75,000	$1.03

NOTE 16.   WARRANTS OUTSTANDING

In consideration for the capital raising activities undertaken during 2000, the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $6.00 per share.

In July 2004, 180,000 warrants to purchase one share of Class A common stock at an exercise price of $0.81 per share were granted to a consultant for services to be rendered. These warrants were valued at $115,210 using a Black-Scholes pricing model with the following assumptions: expected volatility of 142%; a risk-free interest rate of 3.19% and an expected life of three years. An expense has been recognized for the fair value of these warrants granted to such non-employees in the amount of $32,000 for fiscal year 2005. Effective May 1, 2005, the consultant was appointed to the Board of Directors at Strategy First and the remainder of his options valued at $83,210 vested immediately. These options were included in compensation expense deducted from income from continuing operations as prescribed by Accounting Principles Board Opinion #25.

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

In October 31, 2005, the Company issued warrants to purchase 791,139 shares of Class A common stock at an exercise price of $1.896 per share to DKR SoundShore Oasis Holding Fund Ltd. in connection with the Company’s sale of a $5 million convertible debenture. These warrants were valued at $665,295 using a Black-Scholes pricing model with the following assumptions: expected volatility of 114.80%; a risk-free interest rate of 4.50% and an expected life of five years. These warrants vest immediately.

Warrants outstanding at June 30, 2006 were as follows:

Warrant	Number of Warrants	Exercise Price	Expiration Date	Entitlement

Debenture warrants 2001	52,189	$6.00	July 31, 2007	One share of common stock
Capital raising warrants	150,000	$6.00	July 31, 2007	One share of common stock
Warrants issued for consulting services	180,000	$0.81	July 31, 2007	One share of common stock
Warrants issued for acquisition	200,000	$2.50	April 21, 2008	One share of common stock
Warrants issued for convertible debenture	791,139	$1.89	October 31, 2010	One share of common stock

NOTE 17.   COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Leases

The Company leases office facilities and various equipment under non-cancelable operating leases, expiring through January 2006. Office facility and equipment rent expense included in continuing operations for the years ended June 30, 2006, 2005 and 2004 was approximately $109,000, $60,000 and $23,000, respectively.

Approximate future minimum lease payments under non-cancelable office and equipment lease agreements are as follows:

Year Ending June 30:
2007	$ 72,740
2008	42,600
2009	28,125
2010	8,355

$151,820

Litigation

In April 2006, our First South African subsidiary received a letter from the South African Revenue Service (“SARS”) challenging certain tax treatment of dividends and operating loss carry forwards for the years 2002 through 2004. Subsequently SARS issued a tax assessment for approximately $2.7 million. The Company believes that its South African tax filings are in full compliance with all applicable laws and is vigorously defending its position in this regard. However, until such time as these issues are resolved, the Company will retain an amount of cash equal to the assessment in South Africa to satisfy any potential liability that may arise. The Company has recorded an estimated liability of $600,000 in this regard but may be forced to increase this amount should it receive adverse information as it continues its appeal of the SARS assessment.

In January 2006, we brought an action against JoWood Software Productions AG seeking damages in the amount of approximately $850,000 for expenses incurred in connection with our unsuccessful acquisition of shares of JoWood. The case is being heard in the Vienna Commercial Court in Austria. JoWood has been unsuccessful in having the case dismissed. Further hearings and a judgment are anticipated toward the end of 2006.

The Company, from time to time, is involved in various litigations arising in the ordinary course of business. Based on currently available information, management believes that there are no pending claims that will have a material adverse effect on the Company’s operating results or financial position.

Employment Agreements

Silverstar Holdings Ltd.

On January 29, 2005, the Company’s Board of Directors approved an Employment Agreement with Clive Kabatznik (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Kabatznik will serve as the Chief Executive Officer, President and Chief Financial Officer of the Company beginning as of January 1, 2005 and continuing through and until December 31, 2009. As compensation for his services, Mr. Kabatznik will received an annual base salary of $325,000 which increased by $10,000 in 2006 and increasing to $350,000 per annum from the beginning of 2007 to the end of 2009. During the term of the agreement, the employee shall be entitled to an annual bonus in an amount to be determined by the Company’s Board of Directors and Compensation Committee based on results of operations of the Company for each fiscal year starting in the fiscal year ended June 30, 2006. Such bonus will be dependent on the Company’s income from operations achieving a rate of return on equity of not less than 20% annually.

The employee also received options to purchase 500,000 shares of Company Class A Common Stock at 2.00 per share for a term of five years. 450,000 of these options are subject to a lock-up agreement.

Strategy First, Inc.

On April 21, 2005, Strategy First, Inc. entered into employment agreements with Don McFatridge, Brian Clarke and Richard Therrien. The employment agreements are on an at-will basis and call for salaries of Canadian $180,000, 160,000 and 75,000, respectively. Each employee is entitled to a bonus of up to 30% of their salary at the discretion of Silverstar Holdings. Mr. McFatridge serves as Chief Executive Officer of Strategy First and received options to acquire 75,000 shares of Silverstar Holdings Common Stock. These options vest annually over a three-year period. Mr. Clarke, who passed way in June 2006, served as Chief Operating Officer of Strategy First and received options to acquire 75,000 shares of Silverstar Holdings Common Stock which terminated upon his death. Mr. Therrien serves as Chief Technology Officer of Strategy First and received options to acquire 25,000 shares of Silverstar Holdings Common Stock. These options vest annually over a three-year period.

On October 3, 2005, the Company entered into an employment agreement with Sheldon Reinhardt to serve as Vice President of Finance. The employment agreement is on an at-will basis and calls for an annual salary of Canadian $120,000.00 and entitles the employee to a bonus of up to 30% of his salary at the discretion of Silverstar Holdings. Mr. Reinhardt will also receive stock options to acquire 20,000 shares of the Company’s common stock at the completion of fiscal year 2006 which will vest annually over a three-year period.

NOTE 18.   QUARTERLY INFORMATION (UNAUDITED)

	Quarter Ended
	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	Total
Revenues	$370,709	$983,434	$1,494,991	$467,295	$3,316,429
Loss from continuing operations	(286,528)	(574,356)	(401,300)	(2,359,469)	(3,621,653)
Net loss	(48,298)	(454,963)	(608,112)	(867,817)	(1,978,990)
Net (loss) per share:
Basic	(0.01)	(0.05)	(0.07)	(0.09)	(.22)
Weighted average common stock outstanding:
Basic	9,068,584	9,076,518	9,098,584	9,151,177	9,102,286

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.   Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (ii). that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

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

ITEM 9B.   Other Information

None.

PART III

ITEM 10.   Directors and Executive Officers

Directors and Executive Officers

Our directors and our executive officers and the executive officers of our subsidiaries, their ages and present position are as follows:

Name	Age	Positions
Michael Levy	60	Chairman of the Board
Clive Kabatznik	49	Vice Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer
Cornelius J. Roodt	47	Director
John Grippo	50	Director
Douglas Brisotti	37	Director

Michael Levy is our co-founder and has served as Chairman of Board of Directors since our inception in 1995. Since 1987, Mr. Levy has been the Chief Executive Officer and Chairman of the Board of Arpac L.P., a Chicago-based manufacturer of plastic packaging machinery.

Clive P. Kabatznik is our co-founder and has served as a director and our President since inception in 1995 and as our Vice Chairman, Chief Executive Officer and Chief Financial Officer since October 1995. Mr. Kabatznik has served as President of Colonial Capital, Inc. a Miami-based investment banking company that specializes in advising middle market companies in areas concerning mergers, acquisitions, private and public agency funding and debt placements.

Cornelius J. Roodt has served as a member of our Board of Directors since December 1996 and was appointed Managing Director and Chief Financial Officer of one of our subsidiaries, First South African Holdings (Pty) Ltd., in July 1996. Mr. Roodt was responsible for overseeing all of the South African operations of First South African Holdings (Pty.), Ltd. Mr. Roodt led the buyout of First Lifestyle Holdings and he is currently Chief Executive of the successor company, First Lifestyle Holdings, (Pty), Ltd. He is no longer an executive officer of any of our subsidiaries. From February 1994 to June 1996, Mr. Roodt was a senior partner at Price Waterhouse Corporate Finance, South Africa. From January 1991 to January 1994, he was an audit partner at Price Waterhouse, South Africa.

John T. Grippo has served as a member of our Board of Directors since 2004 and has been the president of his own financial management practice, John Grippo, Inc. since 2000. His firm provides services as Chief Financial Officer to small to mid-sized public and private companies and also provides other related accounting and consulting services. Prior to that, Mr. Grippo served for ten years as a Chief Financial Officer to companies in house wares, electric vehicles and financial services industries. He worked for five years as an auditor with Arthur Andersen, LLP, followed by seven years in various accounting positions in the financial services industry. He is a member of the New York Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Douglas A. Brisotti has most recently served as president of the games/media division at theglobe.com, an Internet communications corporation, and its subsidiaries including Chips & Bits, a game distribution business; Computer Games Magazine, a consumer print publication for PC games; Now Playing Magazine a pop culture entertainment print publication; and Computer Games Online (www.cgonline.com) and Now Playing Online (www.nowplayingmag.com), the magazines’ online counterparts.  Prior to theglobe.com, Mr. Brisotti served as group director for Yahoo! Inc.‘s Southeast United States and Caribbean regions. At Yahoo! he was primarily responsible for strategic client revenue relationships, including content integration, merchant integration, sponsorships and advertising, as well as expanding relationship internationally.

All of our directors hold office until their respective successors are elected, or until death, resignation or removal. Officers hold office until the meeting of the Board of Directors following each Annual Meeting of Stockholders and until their successors have been chosen and qualified.

Audit Committee of the Board of Directors

Our Board of Directors has a separate audit committee. The audit committee is composed of Michael Levy, John Grippo and Cornelius J. Roodt, each of whom are independent directors as defined in Rule 10A-3 of the Securities Exchange Act of 1934. The Board of Directors has determined that Messrs. Grippo and Roodt meet the standards of an audit committee “financial expert” as defined by the Sarbanes Oxley Act of 2002.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission and furnish copies of those reports to us. Based solely on a review of the copies of the reports furnished to us to date, or written representations that no reports were required, we believe that all reports required to be filed by such persons with respect to our fiscal year ended June 30, 2006 were timely made.

Code of Ethics

Our Board of Directors adopted a Code of Ethics which applies to all of our directors, executive officers and employees. A copy of the Code of Ethics is available upon request to our counsel at Troutman Sanders, LLP, Chrysler Building, 405 Lexington Avenue, 9th Floor, New York, NY 10174.

ITEM 11.    Executive Compensation

The following summary compensation table sets forth the aggregate compensation we paid or accrued to our Chief Executive Officer during the fiscal years ended June 30, 2004, June 30, 2005 and June 30, 2006. Apart from our Chief Executive Officer, whose annual salary is $335,000, Don McFatridge, Chief Executive of Strategy First, earns approximately $160,000 per annum and Sheldon Reinhardt, CFO of Strategy First earns approximately $110,000 per annum. No other executive officers received compensation in excess of $100,000 during the fiscal year ended June 30, 2006

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year Ended June 30,	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Stock Options
Clive Kabatznik,	2006	$330,000	$0	---	7,519	15,000
President and Chief	2005	320,000	0	---	9.090	515,000
Executive Officer	2004	315,000	0			5,000

The options granted to Mr. Kabatznik during fiscal year ended June 30, 2006 represent:

•	an option granted under our 2005 Stock Option Plan to purchase 7,481 shares of our common stock, which is currently exercisable at an exercise price of $1.33 per share;

The options granted to Mr. Kabatznik during fiscal year ended June 30, 2005 represent:

•	an option granted under our 2005 Stock Option Plan to purchase 15,000 shares of our common stock, which is currently exercisable at an exercise price of $1.06 per share;

•	an option granted under our 1995 Stock Option Plan to purchase 50,000 shares of our common stock, which is currently exercisable at an exercise price of $2.00 per share;

•

a non-qualified option granted to purchase 450,000 shares of our common stock, which is currently exercisable at an exercise price of $2.00 per share; such options are subject to a lockup pending stockholder approval.

The options granted to Mr. Kabatznik during fiscal year ended June 30, 2004 represent:

•	an option granted under our 1995 Stock Option Plan to purchase 5,000 shares of our common stock, which is currently exercisable at an exercise price of $1.61 per share.

Options Granted in Fiscal 2006

The following table sets forth the details of options to purchase common stock we granted to our executive officers during fiscal year ended June 30, 2006, including the potential realized value over the five year term of the option based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock. Each option is immediately exercisable.

Options Granted
Name	Number of Securities Underlying Options	Percent of Total to Employees in Fiscal Year	Per Share Exercise Price	Expiration Date	Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation For Option Term
					5%	10%
Clive Kabatznik	15,000	26.5%	$1.33	April 12, 2011	$5,500	$12,200

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

During the fiscal year ended June 30, 2006 no options were exercised by our executive officers. The following table sets forth the number of shares of our common stock underlying unexercised stock options granted by us to our executive officers and the value of those options at June 30, 2006. The value of each option is based on the positive difference, if any, of the closing bid price for our common stock on the NASDAQ Capital Market on June 30, 2006, or $1.27 over the exercise price of the option.

	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In the Money Options at Fiscal Year-End
Name of Executive Officer	Exercisable	Unexercisable	Exercisable	Unexercisable
Clive Kabatznik	335,000	450,000	$3,150	$ -

Director Compensation

Except for Mr. Levy, our directors do not receive fixed compensation for their services as directors other than restricted shares equal to $10,000 as well as options to purchase 15,000 shares of our common stock granted to each director and options to purchase 25,000 shares of our common stock granted to the Chairman of our Board of Directors, and options to purchase 20,000 shares of our common stock granted to the Chairman of our audit committee, in each case under our 1995 Stock Option Plan. Mr. Levy receives an annual consulting fee of $60,000 and options to purchase 25,000 shares of our common stock per year, solely in connection with his service as Chairman of our Board of Directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties.

Employment Agreements

On January 29, 2005, the Company’s Board of Directors approved an Employment Agreement with Clive Kabatznik (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Kabatznik will serve as the Chief Executive Officer, President and Chief Financial Officer of the Company beginning as of January 1, 2005 and continuing through and until December 31, 2009. As compensation for his services, Mr. Kabatznik will receive an annual base salary of $325,000 increasing by $10,000 in 2006 and increasing to $350,000 per annum from the beginning of 2007 to the end of 2009. During the term of the agreement, the employee shall be entitled to an annual bonus in an amount to be determined by the Company’s Board of Directors and Compensation Committee based on results of operations of the Company for each fiscal year starting in the fiscal year ending June 30, 2006. Such bonus will be dependant on the Company’s net income from operations achieving a rate of return on equity of not less than 20% annually.

On April 21, 2004, Strategy First, Inc., entered into employment agreements with Don McFatridge, Brian Clarke and Richard Therrien. Mr. Clarke died during the past year and his contract, therefore, ended. On October 3, 2005, Strategy First, Inc., entered into employment agreements with Sheldon Reinhardt.

The employment agreements are on an at-will basis and call for salaries of Canadian $180,000, $160,000, $75,000, and $120,000 respectively.

Each employee is entitled to a bonus of up to 30% of their salary at the discretion of the board of directors.

Mr. McFatridge serves as Chief Executive Officer and received 75,000 options to acquire Silverstar Holdings Ltd. Common Stock. These options vest annually over a three-year period.

Mr. Therrien serves as Chief Technology Officer and received 25,000 options to acquire Silverstar Holdings Ltd. Common Stock. These options vest annually over a three-year period.

Mr. Reinhardt serves as Vice President of Finance and will be eligible to receive 20,000 options to acquire Silverstar Holdings Ltd. Common Stock at the end of fiscal year 2006. These options will vest annually over a three-year period.

1995 Stock Option

Our Board of Directors has adopted and our shareholders, prior to our initial public offering, approved our 1995 Stock Option Plan. Our 1995 Stock Option Plan provides for the grant of:

•	options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 to key employees; and

•	options not intended to so qualify to key employees, including our directors and officers, and to directors and consultants who are not employees.

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

Our 1995 Stock Option Plan also contains an automatic option grant program for our directors. Each of our non-employee directors is automatically granted an option to purchase 10,000 shares of our common stock following each annual meeting of shareholders. In addition, each of our employee directors is automatically granted an option to purchase 5,000 shares of our common stock following each annual meeting of shareholders. Each grant has an exercise price per share equal to the fair market value of the our common stock on the grant date, is immediately exercisable and has a term of five years measured from the grant date, subject to earlier termination if an optionee’s service as a Board member is terminated for cause.

2004 Stock Incentive Plan

Our board of directors has adopted and our shareholders approved our 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan is intended to provide an incentive to employees (including executive officers), and directors of and consultants to the Company and its affiliates, and is intended to be the successor plan to the 1995 Stock Option Plan (which terminates in November 2005). The 2004 Plan authorizes the issuance of a maximum of 1,000,000 shares of our common stock (subject to adjustment as described in the 2004 Plan) pursuant to stock grants or options to purchase common stock to employees (including officers and directors who are employees) and non-employee directors of, and consultants to, us.

The 2004 Plan provides for the grant of (i) “incentive stock options” (“ISOs”) within the meaning of Section 422(b) of the Internal Revenue Code of 1986, as amended (the “Code”), (ii) non-qualified stock options (which are stock options that do not qualify as ISOs), and (iii) stock awards.

The 2004 Plan will be administered by our board of directors or a committee of our board of directors consisting of at least two members of our board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934. It is also intended that each member of any such committee will be an “outside director” within the meaning of Section 162(m) of the Code.

Options granted under the 2004 Plan will be subject to, among other things, the following terms and conditions:

•

The exercise price of each option will be determined by the administrator; provided, however, that the exercise price of an ISO may not be less than the fair market value of our common stock on the date of grant (110% of such fair market value if the optionee owns (or is deemed to own) more than 10% of our voting power).

•

Options may be granted for terms determined by the administrator; provided, however, that the term of an ISO may not exceed 10 years (5 years if the optionee owns (or is deemed to own) more than 10% of our voting power).

•

The maximum number of shares of our common stock for which options may be granted to an employee in any calendar year is 230,000. In addition, the aggregate fair market value of shares with respect to which ISOs may be granted to an employee which are exercisable for the first time during any calendar year may not exceed $100,000.

•	The exercise price of each option is payable in full upon exercise or, if the applicable stock option contract entered into by us with an optionee permits, in installments.

•

Options may not be transferred other than by will or by the laws of descent and distribution, and may be exercised during the optionee’s lifetime only by the optionee or his or her legal representatives.

•

Except as may otherwise be provided in the applicable option contract, if the optionee’s relationship with us as an employee or consultant is terminated for any reason (other than the death or disability of the optionee), the option may be exercised, to the extent exercisable at the time of termination of such relationship, within three months thereafter, but in no event after the expiration of the term of the option.

•

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

Through September 28, 2005, we have granted options to purchase 255,000 shares of our common stock under our 1995 Stock Option Plan, 165,000 of which have been exercised

Through September 28, 2006, we have granted options to purchase 95,000 shares of our common stock under our 2004 Stock Option Plan, 95,000 of which none has been exercised.

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

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 14, 2006, certain information as to the beneficial ownership of the common stock by:

•	each person known by us to own more than five percent (5%) of our outstanding shares; each of our directors;

•	each of our executive officers named in the Summary Compensation Table under "Executive Compensation;"

•	each of our directors; and

•	all of our executive officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of Silverstar Holdings, Ltd, Clarendon House, Church Street, Hamilton HM CX, Bermuda

	Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Shareholder	Common Stock		Class B Common Stock (2)	Percentage of Ownership(1)(3)	Percentage of Voting Power(1)(3)
Michael Levy	147,609	(4)	590,137	8.1%	25.0%
Clive P. Kabatznik	972,209	(5)	190,000	10.3%	15.5%
Cornelius J. Roodt	156,609	(6)	0	1.7%	1.3%
Douglas A. Brisotti	46,609	(7)	0	*	*
John T. Grippo	91,609	(8)	0	1%	*
All executive officers and directors as a group (5 persons)	1,413,645	(9)	780,137	21.1%	41.8%

* Less than 1%

(1)	Beneficial ownership is calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Shares subject to stock options, for purposes of this table, are considered beneficially owned only to the extent currently exercisable or exercisable within 60 days after August 31, 2002.

(2)	Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of Class B common stock indicated above.

(3)	For the purposes of this calculation, our common stock and our Class B common stock are treated as a single class of common stock. Our Class B common stock is entitled to five votes per share, whereas our common stock is entitled to one vote per share.

(4)	Includes 80,000 shares of our common stock issuable upon exercise of options that are immediately exercisable and 7,519 shares of restricted stock.

(5)	Includes 785,000 shares of our common stock issuable upon exercise of options of which 650,000 are subject to a lockup pending stockholder approval and 7,519 shares of restricted stock.

(6)	Includes 130,000 shares of our common stock issuable upon exercise of options that are immediately exercisable and 7,519 shares of restricted stock.

(7)	Includes 30,000 shares of our common stock issuable upon the exercise of options that are immediately exercisable and 7,519 shares of restricted stock.

(8)	Includes 70,000 shares issuable upon exercise of options that are immediately exercisable and 7,519 shares of restricted stock.

(9)	Includes 1,095,000 shares issuable upon exercise of options of which 650,000 are subject to a lockup pending stockholder approval and 37,595 shares of restricted stock.

ITEM 13.    Certain Relationships and Related Transactions

Not applicable.

ITEM 14.   Principal Accountant Fees and Services

Audit Fees

Audit fees billed to the Company by Rachlin Cohen & Holtz LLP for its audit of the Company's financial statements and for its review of the financial statements included in the Company's Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission for 2006 and 2005 totaled $80,000 and $70,207, respectively.

Tax Fees

Tax fees billed to the Company by Rachlin Cohen & Holtz LLP for its tax returns for the fiscal year 2006 and 2005 were $0.0, and $0.0, respectively.

Other Fees

No other fees were billed to the Company by Rachlin Cohen & Holtz LLP for all other non-audit or tax services rendered to the Company for the fiscal year 2006 and 2005, respectively.

Audit Committee Pre-Approval Policies

The Audit Committee has adopted a procedure under which all fees charged by Rachlin Cohen & Holtz LLP must be pre-approved by the Audit Committee, subject to certain permitted statutory de minimus exceptions.

Part IV

ITEM 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

EXHIBIT INDEX

Exhibit Number	Description

3.1	Memorandum of Association of the Registrant(2)
3.2	Bye-Laws of the Registrant(2)
4.3	Indenture dated April 25, 1997 between the Registrant and American Stock Transfer & Trust Company(1)
4.6	Stock Option Agreement(3)
10.2	Form of FSAH Escrow Agreement(2)
10.3	Form of First Amended and Restated Employment Agreement of Clive Kabatznik(2)
10.4	Form of FSAM Management Agreement(2)
10.5	Form of Consulting Agreement with Michael Levy(2)
10.6	1995 Stock Option Plan(2)
10.7	Asset purchase agreement by and among First South African Holdings Pty, Ltd. and minority shareholders of First Lifestyle Holdings, Ltd., Ethos Private Equity, Cornelius Roodt and certain other purchasers and the Company, dated as of September 24, 2000(4)
10.8	Fantasy Sports Asset Acquisition Agreement dated as of November 17, 2000(5)
10.9	Agreement between Sports Team Analysis and Tracking Systems of Missouri, Inc. and Fantasy Sports Enterprises dated October 7, 2002(5)
10.10	Amendment to Agreement dated July 21, 2003 between Fantasy Sports Enterprises, Inc. and Sports Team Analysis and Tracking Systems of Missouri, Inc.(5)
10.11	Employment Agreement, dated as of December 31, 2004, between Clive Kabatznik and First South Africa Management Corp. (6)
10.12	Subscription Agreement, dated February 24, 2005, between the Registrant and Strategy First Inc. (7)
10.13	2004 Stock Incentive Plan (8)
21.1	Subsidiaries of the Registrant (8)
23.1	Consent of Rachlin Cohen and Holtz(9)
31.1	Certificate Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(9)
32.1	Certification Pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)

_________________

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed September 10, 1997.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-99180) filed on November 9, 1995, as amended on Form S-1/A No. 1, Form S-1/A No. 2, Form S-1/A No. 3 filed on December 27, 1995, January 16, 1996 and January 24, 1996, respectively and Form 10-Q for the fiscal quarter ended March 31, 2000.

(3)	Incorporated by reference is the Registrant’s Registration Statement on Form S-1 (No. 333-33561) filed on August 13, 1997 as amended on Form S-1/A No. 1, Form S-1/A No. 2 and For S-1/A No. 3 filed on December 9, 1997, January 22, 1998 and February 11, 1998, respectively.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 12, 2000.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 1, 2000.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 26, 2005.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 1, 2005.

(9)	Filed herewith.

(a)     none

1.     Financial Statements

The following financial statements are included as required to be filed by Item 8:

Silverstar Holdings, Ltd.

Report of independent Certified Public AccountantConsolidated
Balance Sheets at June 30, 2005 and 2004

Consolidated Statements of Operations for the years ended June 30, 2005, 2004 and 2003 Consolidated Statements of Cash Flows for the years ended June 30, 2005, 2004 and 2003 Consolidated Statement of Consolidated statements of stockholders’ equity and Comprehensive loss for the years ended June 30, 2003, 2004 and 2005 Notes to the Consolidated Financial Statements for the years ended June 30, 2005, 2004, and 2003

2.     Financial Statement Schedules:

All schedules have been omitted since the required information is included in the consolidated financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boca Raton, State of Florida, on the 28TH day of September, 2006.

SILVERSTAR HOLDINGS, LTD.

BY: /s/ Clive Kabatznik

Clive Kabatznik
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Michael Levy ___________________	Chairman of the Board of Directors	September 28, 2006
Michael Levy

/s/ Clive Kabatznik ___________________	President, Vice Chairman, Chief Executive Officer, Chief Financial Officer, Director and Controller (Principal Executive, Financial and Accounting Officer)	September 28, 2006
Clive Kabatznik

___________________	Director	September 28, 2006
Cornelius Roodt

/s/ Douglas Brisotti ___________________	Director	September 28, 2006
Douglas Brisotti

/s/ John Grippo ___________________	Director	September 28, 2006
John Grippo

EXHIBIT INDEX

Exhibit Number	Description

3.1	Memorandum of Association of the Registrant(2)
3.2	Bye-Laws of the Registrant(2)
4.3	Indenture dated April 25, 1997 between the Registrant and American Stock Transfer & Trust Company(1)
4.6	Stock Option Agreement(3)
10.2	Form of FSAH Escrow Agreement(2)
10.3	Form of First Amended and Restated Employment Agreement of Clive Kabatznik(2)
10.4	Form of FSAM Management Agreement(2)
10.5	Form of Consulting Agreement with Michael Levy(2)
10.6	1995 Stock Option Plan(2)
10.7	Asset purchase agreement by and among First South African Holdings Pty, Ltd. and minority shareholders of First Lifestyle Holdings, Ltd., Ethos Private Equity, Cornelius Roodt and certain other purchasers and the Company, dated as of September 24, 2000(4)
10.8	Fantasy Sports Asset Acquisition Agreement dated as of November 17, 2000(5)
10.9	Agreement between Sports Team Analysis and Tracking Systems of Missouri, Inc. and Fantasy Sports Enterprises dated October 7, 2002(5)
10.10	Amendment to Agreement dated July 21, 2003 between Fantasy Sports Enterprises, Inc. and Sports Team Analysis and Tracking Systems of Missouri, Inc.(5)
10.11	Employment Agreement, dated as of December 31, 2004, between Clive Kabatznik and First South Africa Management Corp. (6)
10.12	Subscription Agreement, dated February 24, 2005, between the Registrant and Strategy First Inc. (7)
10.13	2004 Stock Incentive Plan (8)
21.1	Subsidiaries of the Registrant (8)
23.1	Consent of Rachlin Cohen and Holtz(9)
31.1	Certificate Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(9)
32.1	Certification Pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)

_________________

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed September 10, 1997.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-99180) filed on November 9, 1995, as amended on Form S-1/A No. 1, Form S-1/A No. 2, Form S-1/A No. 3 filed on December 27, 1995, January 16, 1996 and January 24, 1996, respectively and Form 10-Q for the fiscal quarter ended March 31, 2000.

(3)	Incorporated by reference is the Registrant’s Registration Statement on Form S-1 (No. 333-33561) filed on August 13, 1997 as amended on Form S-1/A No. 1, Form S-1/A No. 2 and For S-1/A No. 3 filed on December 9, 1997, January 22, 1998 and February 11, 1998, respectively.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 12, 2000.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 1, 2000.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 26, 2005.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 1, 2005.

(9)	Filed herewith.