Form 10-K/A
period 2006-06-30
SILVERSTAR HOLDINGS LTD
filed 2006-10-03
CIK 1003390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Form 10-K is to correct the Officer Certification filed as Exhibit 32.1 which inadvertently identified the Form 10-K for the year ended June 30, 2004 instead of the Form 10-K for the year ended June 30, 2006 at the time it was filed with the original Form 10-K on September 28, 2006. The Company is filing as exhibits to this Form 10-K/A the certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures, in, or exhibits to, the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boca Raton, State of Florida, on the 3rd day of October, 2006.

SILVERSTAR HOLDINGS, LTD.

BY: /s/ Clive Kabatznik

Clive Kabatznik
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Michael Levy ___________________	Chairman of the Board of Directors	October 3, 2006
Michael Levy

/s/ Clive Kabatznik ___________________	President, Vice Chairman, Chief Executive Officer, Chief Financial Officer, Director and Controller (Principal Executive, Financial and Accounting Officer)	October 3, 2006
Clive Kabatznik

___________________	Director
Cornelius Roodt

/s/ Douglas Brisotti ___________________	Director	October 3, 2006
Douglas Brisotti

/s/ John Grippo ___________________	Director	October 3, 2006
John Grippo