Form 10-K/A
period 2006-06-30
SILVERSTAR HOLDINGS LTD
filed 2006-10-05
CIK 1003390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE

Silverstar Holdings, Ltd., (the “Company”) is filing this Amendment No. 2 (“Amendment No. 2”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2006, originally filed with the Securities and Exchange Commission on January 16, 2006, as amended on October 3, 2006 (the “Original Filing”), for the purpose of amending the Officer Certification filed as Exhibit 32.1 which inadvertently identified the Form 10-K for the year ended June 30, 2004 instead of the Form 10-K for the year ended June 30, 2006 at the time it was. The Company is filing as exhibits to this Form 10-K/A new certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures, in, or exhibits to, the Original Filing.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boca Raton, State of Florida, on the 5th day of October, 2006.

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