Form 10-Q
period 2006-09-30
SILVERSTAR HOLDINGS LTD
filed 2006-11-14
CIK 1003390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Title of Class	Shares Outstanding on November 6, 2006
Class A Common Stock	8,327,197
Class B Common Stock	814,786
Total	9,141,983

INDEX

Page
PART I – FINANCIAL INFORMATION

Item 1 Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2006 (Unaudited) and June 30, 2006	1

Condensed Consolidated Statements of Operations (Unaudited) for the three months ended
September 30, 2006 and 2005	2

Condensed Consolidated Statements of Cash Flows (Unaudited) for three months ended
September 30, 2006 and 2005	3

Notes to the Condensed Consolidated Financial Statements (Unaudited)	4

Item 2 Management's Discussion and Analysis of Financial Condition and Results
of Operations	11

Item 3 Quantitative and Qualitative Disclosures About Market Risk	16

Item 4 Controls and Procedures	17

PART II – OTHER INFORMATION	18

Item 1 Legal Proceedings

Item 1A Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	19

SIGNATURES	20

i

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ITEM 1	FINANCIAL STATEMENTS

ASSETS	September 30, 2006	June 30, 2006
Current assets:
Cash and cash equivalents
(Includes restricted cash of $658,693 and $647,797, respectively)	$8,822,680	$9,075,259
Cash restricted for foreign tax estimated liability	2,760,607	2,933,342
Accounts receivable, net	188,382	637,135
Current portion of long term notes receivable	172,974	164,548
Prepaid expenses and other current assets	500,990	351,537

Total current assets	12,445,633	13,161,821

Property, plant and equipment, net	70,584	77,985
Investments in non-marketable securities	1,143,566	1,143,566
Long term notes receivable	373,975	458,670
Goodwill, net	846,335	841,726
Intangible assets, net	1,377,964	1,412,854
Deferred charges and other assets	653,189	441,367

Total assets	$16,911,246	$17,537,989

Current liabilities:
Lines of credit	658,693	647,797
Current portion of long term debt	121,894	180,323
Current portion of convertible secured debenture	1,440,000	900,000
Accounts payable	718,417	386,731
Accrued expenses	839,133	872,309
Estimated liability for foreign tax	564,668	600,000

Total current liabilities	4,342,805	3,587,160
Convertible secured debenture, net of current portion	1,843,863	2,318,455
Obligation to issue common stock	244,392	231,892

Total liabilities	$6,431,060	$6,137,507

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized;
no shares issued and outstanding
Common stock, Class A, $0.01 par value, 50,000,000 shares authorized;
8,313,774 shares issued and outstanding	83,138	83,138
Common stock, Class B, $0.01 par value; 2,000,000 shares authorized;
835,260 shares issued and outstanding	8,353	8,353
Common stock, FSAH Class B $0.001 par value; 10,000,000 shares authorized;
2,671,087 shares issued and outstanding	600	600
Additional paid-in capital	65,584,072	65,573,387
Accumulated deficit	(55,331,795)	(54,390,357)
Other comprehensive income	135,818	125,361

Total stockholders' equity	10,480,186	11,400,482

Total liabilities and stockholders' equity	$16,911,246	$17,537,989

See notes to condensed consolidated financial statements

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2006	2005
Net Revenues	$278,745	$370,709
Operating expenses:
Cost of sales	187,610	162,054
Selling, general and administrative	613,955	587,344
Amortization of intangibles	42,361	33,918
Depreciation	7,730	8,007

Total operating expenses	851,656	791,323

Operating loss	(572,911)	(420,614)
Other income	11	23,870
Foreign currency gain (loss)	(262,073)	33,237
Amortization of convertible debt discounts and issuance costs	(159,107)	-
Interest income	155,468	84,114
Interest expense	(102,826)	(7,135)

Loss from continuing operations	(941,438)	(286,528)

Discontinued operations:
Income from operations, net of income taxes of $0.0 and $0.0, respectively	-	238,230
Net Loss	($941,438)	($48,298)

Income (loss) per share:
Basic:
Continuing operations	($.10)	($.03)
Discontinued operations	.-	.02

Net Loss	($.10)	($.01)

Diluted:
Continuing operations	($.10)	($.03)
Discontinued operations	.-	.02
Net Loss	($.10)	($.01)

Weighted average common stock outstanding:
Basic	9,149,034	9,068,584

Diluted	9,149,034	9,625,259

See notes to condensed consolidated financial statements.

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Three Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net Loss	($ 941,438)	($ 48,298)
Depreciation and amortization	209,198	41,925
Stock-based compensation	10,685	17,094
Unrealized foreign currency (gains) losses	207,096	(97,358)
Non-cash interest income on notes receivable	(54,609)	(59,943)
Changes in operating assets and liabilities, net	595,967	80,193
Increase in other assets	(772)	(284)
Increase in other liabilities	12,500	-
Net change in assets and liabilities of discontinued operations	-	(302,420)

Net cash provided by (used in) operating activities	38,627	(369,091)

Cash flows from investing activities:
Acquisition costs capitalized	(304,744)	(78,197)
Proceeds from repayment of long-term note receivable	50,258	22,987

Net cash used in continuing operations	(254,486)	(55,210)

Net cash used in discontinued operations	-	-

Net cash used in investing activities	(254,486)	(55,210)

Cash flows from financing activities:
Short term borrowings, net	10,893	175,120
Repayment of long term debt	(58,070)	(37,936)
Net cash provided by (used in) continuing operations	(47,177)	137,184
Net cash provided by discontinued operations	-	71,135
Net cash provided by (used in) financing activities	(47,177)	208,319
Effect of exchange rates in cash	10,457	59,043

Net decrease in cash and cash equivalents	(252,579)	(156,939)
Cash and cash equivalents, beginning	9,075,259	4,865,291

Cash and cash equivalents, ending	$8,822,860	$4,708,352

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$103,791	$8,608

See notes to condensed consolidated financial statements.

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE  1.   FINANCIAL INFORMATION

The Company is a holding company that seeks to acquire businesses fitting a predefined investment strategy. The Company is the parent company of Strategy First Inc. (“Strategy First”), a leading developer and worldwide publisher of entertainment software for the Personal Computer (PC). The Company is also a minority shareholder in Magnolia Broadband Wireless, a development stage company which is developing mobile wireless broadband products.

NOTE  2.   BASIS OF PREPARATION

The unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries in which it has a majority voting interest. Investments in affiliates are accounted for under the equity or cost method of accounting. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of September 30, 2006 and the results of operations and cash flows for the interim periods of the fiscal year ending June 30, 2007 (“fiscal 2007”) and the fiscal year ended June 30, 2006 (“fiscal 2006”) presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2006.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and all highly liquid investments with original maturities of three months or less. The vast majority of our cash balances are held in liquid accounts at two highly rated financial institutions. While these deposits are not insured, the quality of such financial institutions is such that the risks of loss on these funds are minimal. Restricted cash balances at September 30, 2006 totaled $658,693, which is used as collateral on the Company’s line of credit.

Reclassifications

Research and development expenses totaling $60,973 for the quarter ending September 30, 2005 have been reclassified from cost of sales to selling, general, and administrative expenses to conform to the fiscal 2007 presentation.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” This standard replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The standard requires companies to recognize all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values on the grant date and is effective for annual periods beginning after June 15, 2005. In accordance with the revised statement, the Company recognizes the expenses attributable to stock options granted or vested subsequent to July 1, 2005. During the quarters ending September 30, 2006 and September 30, 2005 the Company recognized expenses of $10,685 and $17,094, respectively, for employee stock options that vested during fiscal years 2007 and 2006. Based on existing unvested option agreements the Company anticipates an additional expense of approximately $32,050 in fiscal 2007 which could increase if additional options are granted during the fiscal year. As of September 30, 2006, $67,664 of total unrecognized compensation costs related to non-vested options is scheduled to be recognized over a weighted average period of 1.6 years.

As of September 30, 2006, the Company had 1,217,405 stock options outstanding, of which 1,150,738 are fully vested. A summary of the activity in the Company’s stock option plans is as follows for the three months ended September 30, 2006:

	Share Subject Options Outstanding	Weighted Average Exercise
Outstanding, beginning of year	1,287,405	2.17
Granted	-	-
Forfeited	(70,000)	1.00
Exercised	-	-

Outstanding September 30, 2006	1,217,405	2.24

For the three months ended September 30, 2006, the Company did not grant any stock options.

NOTE  3.   INTANGIBLE ASSETS

        The components of amortizable intangible assets as of September 30, 2006 and June 30, 2006 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Total
Covenant not to compete	$44,883	($ 22,066)	$22,817
Game titles	1,555,243	(200,096)	1,355,147

Balance at September 30, 2006	$1,600,126	($ 222,162)	$1,377,964

	Gross Carrying Amount	Accumulated Amortization	Total

Covenant not to compete	$44,638	($ 17,356)	$27,282
Game titles	1,546,773	(161,201)	1,385,572

Balance at June 30, 2006	$1,591,411	($ 178,557)	$1,412,854

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually.

Amortization expense for intangible assets for the three months periods ended September 30, 2006 and September 30, 2005 were $42,361 and $33,918 respectively. Estimated amortization expense for the rest of fiscal 2007 and for the succeeding five fiscal years is as follows:

2007	$ 127,864
2008	167,110
2009	155,524
2010	155,524
2011	155,524
2012	155,524
Thereafter	460,894

$1,377,964

NOTE  4.   DISCONTINUED OPERATIONS

On April 7, 2006, the Company sold all the assets and certain liabilities of Fantasy Sports, Inc. (“Fantasy Sports”) to FUN Technologies, LLC for approximately $4.4 million, including $3.85 million paid in cash at closing. The gain on disposal of this business segment was reported during the quarter ended June 30, 2006.

In accordance with accounting principles generally accepted in the United States of America, the net income and net assets related to Fantasy Sports have been included in discontinued operations in the company’s consolidated statements of operations and consolidated balance sheets.

The following summarizes the operating results of the discontinued operations.

	Three Months Ended September 30,
	2006	2005
Revenue	$-	$595,728
Net income	$-	$238,230

NOTE  5.   CASH FLOWS

Changes in operating assets and liabilities consist of the following:

	Three Months Ended September 30,
	2006	2005
Decrease in accounts receivable	$446,016	$4,838
Increase in inventories	(83,688)	-
Increase in prepaid expenses and current assets	(64,874)	(78,547)
Increase (decrease) in accounts payable	331,498	(15,798)
Increase (decrease) in accrued expenses	(32,985)	169,700

	$595,967	$80,193

Cash flows from operating activities - discontinued operations:
Changes in net assets and liabilities of discontinued operations
Depreciation and amortization	-	$1,928
Changes in operating accounts	-	(277,480)

Changes in cash (included in) from net assets and from discontinued operations	-	(26,868)

Changes in net assets and liabilities of discontinued operations	-	($ 302,420)
Cash flows from financing activities - discontinued operations:
Short-term borrowings (repayments), net	-	$71,135

NOTE  6.   BUSINESS SEGMENTS

As a result of the sale of all the assets and certain liabilities of Fantasy Sports on April 7, 2006 the Company no longer operates in the internet fantasy sports games segment and now only operates in one segment — entertainment software. The operations of the entertainment software segment are focused on the publishing of software games for the PC platform. The operations of Fantasy Sports which fully comprised the Company’s operations in the internet fantasy sports games segment have been reported as discontinued operations for the quarter ending September 30, 2005.

NOTE  7.   DEBT

Line of Credit

In June 2002, the Company obtained a secured line of credit facility for borrowings up to $1.0 million, which is fully secured by cash balances held in the Company’s account. This liability is due on demand and has a floating interest rate that is based on the prime rate minus 1.75%. On September 30, 2006, the prime rate was 8.25%. The balance outstanding under this line of credit at September 30, 2006, and June 30, 2006 was $658,693 and $647,797 respectively.

Long -Term Debt

Long-term debt consists of a term loan assumed pursuant to the plan of arrangement related to the Company’s acquisition of Strategy First, payable in monthly principal installments of $22,000 Canadian plus interest at an annual rate of the National Bank of Canada’s prime rate plus 3.25%. The Bank’s prime rate on September 30, 2006 was 6%. The loan matures in April 2007.

NOTE  8.   CONVERTIBLE SECURED DEBENTURE

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

Interest accrues on the principal balance of the note at an annual interest rate equal to prime plus 1.5%. On September 30, 2006 the interest rate was 9.75%. The note is convertible into common stock of the Company at an initial conversion rate of $1.738 per share up to a maximum of 2,876,860 shares. The agreement allows for an additional 1,100,403 shares to be issued upon the conversion of the debentures or exercise of the warrants as a result of either conversion price adjustments or exercise price adjustments. Based upon the closing price per share of the Company’s Common Stock on the date of issuance, there was an intrinsic value associated with the beneficial conversion feature of $124,443, which is presented as a discount on the convertible note and amortized over the term of the note.

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

The balance of the note as of September 30, 2006 and June 30, 2006, net of unamortized discounts was as follows:

	September 30, 2006	June 30, 2006
Principal amount of note	$3,600,000	$3,600,000
Discount for beneficial conversion features	(49,815)	(60,122)
Discount for fair value of warrants and options	(266,322)	(321,423)

Balance as of June 30, 2006, net of unamortized discounts	$3,283,863	$3,218,455
Less current portion	(1,440,000)	(900,000)

Long-term portion	$1,843,863	$2,318,455

Scheduled maturities of the convertible debenture as of September 30, 2006 and June 30, 2006 were as follows:

	September 30, 2006	June 30, 2006
1 Year or less	$1,440,000	$900,000
1-2 Years	2,160,000	2,700,000

Total	$3,600,000	$3,600,000

Interest expense related to the note amounted to $89,250 during the quarter ending September 30, 2006.

Amortization of discounts for the beneficial conversion features and warrant resulted in charges to Amortization of Convertible Debt Discounts and Issuance Costs totaling $65,408 during the quarter ended September 30, 2006. The Company also incurred expenses of $626,699 directly related to securing this note, which included $250,000, paid for a personal guarantee on the outstanding balance. Expenses totaling $376,699 are being amortized over the term of the note while the guarantee fee of $250,000 is being amortized over twelve months. Amortization expenses of $93,699 were included in Amortization of Convertible Debt Discounts and Issuance Costs during the quarter ended September 30, 2006.

Estimated amortization expense related to the warrants, beneficial conversion feature, and costs related to securing this note for the rest of fiscal 2007 through debt maturity is as follows:

2007	$294,552
2008	183,553
2009	9,661

Total	$487,766

NOTE  9.   COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

In April 2006, our First South African subsidiary received a letter from the South African Revenue Service (“SARS”) challenging certain tax treatment of dividends and operating loss carry forwards for the years 2002 through 2004. Subsequently SARS issued a tax assessment for approximately $2.7 million. The Company believes that its South African tax filings are in full compliance with all applicable laws and is vigorously defending its position in this regard. However, until such time as these issues are resolved, the Company will retain an amount of cash equal to the assessment in South Africa to satisfy any potential liability that may arise. The Company has recorded an estimated liability of approximately $565,000 in this regard but may be forced to increase this amount should it receive adverse information as it continues its appeal of the SARS assessment.

In January 2006, we brought an action against JoWood Software Productions AG seeking damages in the amount of approximately $850,000 for expenses incurred in connection with our unsuccessful acquisition of shares of JoWood. The case is being heard in the Vienna Commercial Court in Austria. JoWood has been unsuccessful in having the case dismissed. Further hearings and a judgment are anticipated toward the end of 2007.

Commitments and Contingencies

During the first quarter of fiscal 2006, the Company entered into agreements with two of Strategy First’s game developers to guarantee certain of their royalty payments. The guarantee is limited to $100,000. Royalties owed to these deelopers as of September 30, 2006 are less than $30,000.

The Company anticipates that Strategy First will pay the royalties due to its developers when earned and does not anticipate having to make any payments under these guarantees.

On March 29, 2006, Strategy First entered into an agreement to acquire certain intellectual property rights for $200,000 in cash and the issuance of options to acquire 100,000 shares of the Company’s common stock at an exercise price of $1.50. The options vest when net sales, as defined in the purchase agreement, exceed $750,000 and expire on December 31, 2008. The agreement also provides for commissions of twenty-five percent of net sales in the event they exceed $500,000 through December 31.2008. As of September 30, 2006 revenues earned under this agreement were not significant.

NOTE  10.   NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that in evaluating the effects of prior year errors on current year financial statements, SEC registrants must consider the effect of the errors on both the current year statement of operations and the magnitude of the errors on the current year balance sheet. As a result, SAB 108 could require prior year financial statements to be corrected for errors that had previously been deemed immaterial. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has not determined the impact that this standard will have on its financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet analyzed the effect, if any, this interpretation may have on its financial condition, results of operations, cash flows or disclosures.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. The statement is effective for fiscal years beginning after September 15, 2006. The Company does not believe this standard will have a material effect on its financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board Opinion (“APB”) No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the basis of the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset must be accounted for as a change in estimate (prospectively) that was affected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an effect on the Company’s financial position or results of operations.

NOTE  11.   SUBSEQUENT EVENTS

Issuance of Convertible Debenture

On October 19, 2006, the Company entered into a Securities Purchase Agreement with DKR SoundShore Oasis Holding Fund Ltd., pursuant to which the Company issued to the Purchaser a Variable Rate Secured Convertible Debenture in the principal amount of $1,400,000 due October 31, 2008. The Company and Purchaser are parties to a prior Securities Purchase Agreement, dated October 21, 2005 (See Note 8).

The Debenture is convertible at any time after December 19, 2006, at the option of the Purchaser, into shares of Common Stock at a conversion price of $1.738 per share. The Company may prepay any portion of the principal amount of the Debenture prior to December 19, 2006 without the prior written consent of the Purchaser for 100% of the principal amount being prepaid plus any accrued but unpaid interest thereon.

The Company shall pay monthly interest on the outstanding principal amount of the Debenture at a rate per annum equal to the prime rate for the applicable interest period plus 1.5%. The interest rate for any interest period shall be decreased by 2% to the extent that the volume weighted average trading price of the Common Stock for five (5) consecutive trading days immediately prior to such interest period (the “Trigger Price”) exceeds the conversion price by 25% (and shall be decreased by an additional 2% for every successive 25% that the Trigger Price exceeds the then applicable conversion price but in no event shall the interest rate be less than 0%). All overdue accrued and unpaid interest to be paid under the Debenture shall entail a late fee at a rate of 18% per annum.

The principal amount of the Debenture is redeemable at the rate of $63,636.00 per month, plus accrued but unpaid interest and liquidated damages, commencing on January 1, 2007. The Company has the option, at any time after December 19, 2006, to redeem some or all of the then outstanding Debenture, in cash, in an amount equal to the sum of (i) 115% of the principal amount of the Debenture then outstanding, (ii) accrued but unpaid interest and (iii) all liquidated damages and other amounts due in respect of the Debenture (the “Optional Redemption Amount”) (provided, however, the Company may pay up to 15% of the principal amount comprising a portion of the Optional Redemption Amount in shares of Common Stock if certain conditions are satisfied).

The Company also entered into a Registration Rights Agreement with the Purchaser pursuant to which, unless the Debenture is paid in full on or prior to December 19, 2006, the Company agreed to prepare and file with the Securities and Exchange Commission within 90 days of the date of the Agreement, a shelf registration statement for the purpose of registering for the resale of 130% of all the shares of Common Stock issuable upon conversion of the Debenture and cause such registration statement to become effective under the Securities Act of 1933 within 150 days of the date of the Agreement.

If the registration statement is not filed within 90 days after the date of the Agreement or declared effective within the specified time, then the Company shall pay to the Purchaser an amount in cash, as partial liquidated damages, equal to 1.5% of the aggregate purchase price paid by the Purchaser for the Debenture. If the Company fails to pay any partial liquidated damages in full within seven days after the date payable, the Company will pay interest at a rate of 18% per annum to the Purchaser, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest, are paid in full.

The Company’s obligations under the Agreement, the Debenture and the Registration Rights Agreement are subject to a security interest granted by the Company pursuant to that certain Security Agreement dated October 21, 2005, by and among the Company, all of the subsidiaries of the Company and the Purchaser.

Offer to Acquire Empire Interactive PLC

On October 30, 2006, the Company announced that it had submitted a definitive offer to acquire all the shares of Empire Interactive PLC.

The offer calls for either a cash payment of 7p (approx. $0.13) per share on closing or an earn-out alternative where the initial payment will be 4.9p (approx. $0.09) per share with a further 5.1p (approx. $0.094) per share payable subject to certain conditions on October 31, 2007. The earn-out alternative also includes further incentive payments subject to Empire achieving certain earnings targets for the year ended June 30, 2007 as defined in the offer.

Should all Empire shareholders other than management elect to receive the 7p cash payment, the maximum amount due on closing will be approximately $7.2 million. Should all shareholders elect the earn- out alternative, the maximum amount due on closing will be $6.15 million with an additional $6.4 million due in a second payment on October 31, 2007 with further incentive payments due on April 30, 2008 subject to Empire achieving certain earnings targets for the year ended June 30, 2007 as defined in the offer.

Empire’s two principal shareholders have given irrevocable undertakings to vote their 62% shareholdings in favor of the earn-out alternative. The offer will be open to shareholders for 21 days. The transaction is expected to close in late November.

On November 2, 2006, Silverstar Holdings Ltd. (The “Registrant”) announced that Joe Abrams and Geoffrey Heath agreed to become the non-executive Chairman and a non-executive Director of Empire Interactive (“Empire”), respectively. Their appointments are subject to and will take effect upon the closing of the acquisition of Empire by the Company which is anticipated to occur in late November 2006.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included therein and our Annual Report on Form 10-K for the year ended June 30, 2006.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. Actual results could differ materially because of factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2006.

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

In May 2006, the Company repaid $1,400,000 of the outstanding principal balance along with an early payment penalty of approximately $210,000. On October 19, 2006, the Company entered into a Securities Purchase Agreement with DKR SoundShore Oasis Holding Fund Ltd., pursuant to which the Company issued to the Purchaser a Variable Rate Secured Convertible Debenture in the principal amount of $1,400,000 due October 31, 2008. The Company and Purchaser are parties to a prior Securities Purchase Agreement, dated October 21, 2005.

Quarter Ended September 30, 2006 As Compared to Quarter Ended September 30, 2005

Revenues

Revenues decreased $92,000 to $279,000 during the quarter ended September 30, 2006 as compared to $371,000 in the comparable quarter of the previous year primarily as the result of Strategy First releasing fewer game titles during the current quarter as compared to the comparable period in 2005. Four new games were released by Strategy First in the first two weeks of October 2006.

Cost of Sales:

The cost of sales was $188,000 in the first quarter of fiscal 2007, or 67.3% of total revenues. For the quarter ending September 30, 2005, cost of sales was 162,000 or 43.7% of revenues. This increase was primarily the result of the mark down of the value of a slow moving product in the retail channel. Strategy First significantly reduced the value of unsold games in the retail channel by approximately $40,000 as opposed to no mark downs in the comparable period in 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended September 30, 2006 were $614,000 as compared to $587,000 for the same period in the prior year. Corporate overhead expenses increased $13,000 to $241,000 primarily as the result of increases in legal and other professional fees. Expenses for Strategy First increased $12,000 to $373,000 from the same period in the prior year.

Amortization and Depreciation

Amortization of intangible assets in the first quarter of fiscal 2007 increased $8,000 over the same period in the prior year. Depreciation expense was $8,000 for the first quarter of fiscal 2007 and fiscal 2006.

Foreign Currency Gains (Losses)

Foreign currency gains or losses are primarily related to the financial assets remaining in South Africa. The foreign currency losses during the first quarter of fiscal 2007 were $262,000 and consisted of $253,000 related to the remaining assets from the sale of discontinued South African operations and $ 9,000 recognized by Strategy First. The foreign currency gains during the first quarter of fiscal 2006 were $33,000 and consisted of $27,000 related to the remaining assets from the sale of discontinued South African operations and $6,000 recognized by Strategy First. The functional currency of Strategy First is the Canadian dollar and its products are sold throughout North America and Europe. Gains (losses) from discontinued South African operations are the result of fluctuations of the South African Rand against the US dollar. During the three months ended September 30, 2006 the Rand depreciated approximately 6% against the US dollar while it depreciated approximately 5% in the corresponding period last year. In Fiscal 2006 an increase in the market value of a Rand put/US dollar call option offset these foreign currency losses thereby resulting in a net gain for the period. These foreign currency gains or losses are non-cash items until converted into US dollars, when any accumulated gains or losses will be converted to cash.

Amortization of Convertible Debt Discounts and Issuance Costs

Amortization of convertible debt discounts and issuance costs were $159,000 in the first quarter fiscal 2007. There were no charges of this nature in fiscal 2006. These expenses relate to the issuance of our $5 million convertible debenture to DKR Oasis in October 2005.

Interest Income

Interest income of $155,000 was recorded during the three months ended September 30, 2006 as compared to interest income of $84,000 in the prior year. The increase of $78,000 is primarily the result of the Company’s increase in cash balances at September 30, 2006 as compared to September 30, 2005.

Interest Expense

Interest expense of $109,000 was recorded during the first three months of fiscal 2007 as compared to $7,000 in the same period of the prior year. Interest expense increased primarily as the result of interest charges on the convertible debenture security.

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

Not withstanding the above and after reviewing this potential liability with outside experts and conducting a further review into the circumstances of the assessment, we have recorded an estimated liability of approximately $565,000 at this time.

We will continue to vigorously defend our position in this matter. However, circumstances may dictate that we increase this liability as we proceed. There is, therefore, no assurance that the $565,000 amount will be sufficient to offset the ultimate tax liability. Conversely, we believe that we have strong defenses in this matter and we may ultimately obtain a ruling that results in a lesser liability. As this is a fluid situation, we will assess our liability in this regard on a quarterly basis and may adjust this $565,000 liability in the future.

Discontinued Operations

During the first quarter of fiscal 2006, we recognized gains of $238,000 from the discontinued operations of Fantasy Sports, Inc. On April 7, 2006, the Company sold all the assets and certain liabilities of Fantasy Sports, Inc. to FUN Technologies, LLC for approximately $4.4 million, including $3.85 million paid in cash at closing.

Net Loss

We have recognized a net loss of $941,000 during first quarter fiscal 2007 compared to a net loss of $48,000 during the same period in the prior fiscal year. Significant items that contributed to the increased loss included an increase in operating losses to $583,000 in the first quarter of fiscal 2007 as compared to $421,000 in the first quarter of fiscal 2006. This increase was primarily caused by decreases in sales recognized by Strategy First. Additionally, we recognized Foreign Currency losses of $262,000 in the first quarter of fiscal 2007 as compared to gains of $33,000 in the first quarter of fiscal 2006, and increases in interest expense of $101,000 and debt amortization costs of $159,000 compared to the same period in the prior fiscal year. The Company also recognized $238,000 of revenue from discontinued operations during the quarter ended September 30, 2005.

Financial Condition, Liquidity and Capital Resources

Cash decreased by $426,000 from $12,009,000 at June 30, 2006 to $11,583,000 at September 30, 2006.

The cash balances are being held for acquisitions and working capital purposes. Included in this amount is $3,419,000 which is classified as restricted cash. This amount relates to cash used to secure borrowings of our subsidiary, Strategy First, as well as money retained in South Africa to satisfy any potential liability that may result from our tax dispute with the South African Revenue Service.

Working capital decreased by $1,472,000 from $9,575,000 at June 30, 2006 to $8,103,000 at September 30, 2006. This decrease is primarily due to the result of an increase of $540,000 in the current portion of the convertible debenture security as well as decreases in the US dollar valuation of cash denominated in South African Rand and losses incurred from continuing operations.

At September 30, 2006 we had borrowings of $781,000 which consisted of $659,000 advances against the lines of credit, secured by the Company’s cash, and term loans of $122,000. Additionally, we have $3,600,000 face amount outstanding in our convertible debenture issued to DKR Oasis, net of repayments or costs incurred. We currently pay monthly interest on this amount at a rate of Prime plus 1.5%. Should there be no conversions of this debenture; principal payments will start on February 1, 2007 with the loan being amortized monthly through September 2008.

In the future we expect to meet our short and long term obligations through our cash on hand. We expect to repatriate our unrestricted funds held in South Africa to the United States. We believe that repatriation of the full amount is allowable under current South African foreign currency regulations. Over the last eight years, we have, from time to time, repatriated funds from South Africa without restriction. However, there can be no guarantee that the South African foreign currency regulations will not change in the future in a manner that might restrict our ability to repatriate the remaining assets.

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

Critical Accounting Policies

The following is a discussion of the accounting policies that we believe are critical to our operations:

Revenue Recognition

Strategy First distributes the majority of its products through third-party software distributors to mass-merchant and major retailers and directly to certain PC software retailers, all of which have traditionally sold consumer entertainment PC software products. Additionally, Strategy First may license its products to distributors in exchange for royalty payments. The distribution of products is governed by purchase orders, distribution agreements or direct sale agreements, most of which allow for product returns and price markdowns. For product shipments to these software distributors or retailers, Strategy First records a 30% provision for product returns and price markdowns as a reduction of gross sales at the time the product passes to these distributors or retailers.

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

In the case of royalty income, Strategy will record this income when earned based on sales reports from its distributors. In many cases, Strategy receives guaranteed royalty income and these revenues are recorded upon signing of the royalty agreements.  These amounts are carried as accounts receivable until paid.

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

The Company reviews goodwill annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 142, goodwill and other intangible assets. The Company performed its annual impairment test of goodwill as of June 30, 2006 and determined that goodwill was not impaired. While the Company believes that no impairment existed as of September 30, 2006, there can be no assurances that future economic or financial developments might not lead to an impairment of goodwill.

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

Forward-Looking Information

We make numerous forward-looking statements throughout this report including statements with respect to our expected income, acquisitions and other growth opportunities, performance of investments that we have made, and operating expenses. Frequently these statements are introduced with words such as “expect,” “likely,” “will,” “believe,” “estimate,” “project,” “anticipate,” or “predict.” Actual results may differ materially from those suggested by the forward-looking statements that we make for a number of reasons including those described in Part II, Item 1A, “Risk Factors” of our report on Form 10-K for the year ended June 30, 2006.

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The Company does however recognize market risk from interest rate and foreign currency exchange exposure.

Interest Rate Risk

At September 30, 2006, our cash resources earned interest at variable rates. Accordingly, the Company’s return on these funds is affected by fluctuations in interest rates. The Company also has significant debt that is tied to interest rates and, therefore, any increase in interest rates will have a negative effect on the Company’s interest payments. At September 30, 2006, the Company had a $3.6 million convertible note outstanding. The interest on the convertible note is based on a floating rate equal to prime plus 1.5%. A hypothetical 100 basis point change in interest rates would result in an approximate $36,000 change in annual interest expense.

Approximately $4.2 million of our debt accrues interest at rates that vary with changes in the U.S. prime rate. We estimate that, at our current level of debt, for each 1% increase in the average annual prime interest rate, our annual interest expense would increase by approximately $42,000.

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

At September 30, 2006, we had assets denominated in South African Rand of R 35.5 million ($ 4.6million).

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (2) that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

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

PART II.   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Other than as set forth below we are not currently a party to any material legal proceedings. We may become from time to time involved in legal proceedings in the ordinary course of business. We may not be successful in defending these or other claims. Regardless of the outcome, litigation can result in substantial expense and could divert the efforts of our management.

In April 2006, our First South African subsidiary received a letter from the South African Revenue Service (“SARS”) challenging certain tax treatment of dividends and operating loss carry forwards for the years 2002 through 2004. Subsequently SARS issued a tax assessment for approximately $2.7 million. The Company believes that its South African tax filings are in full compliance with all applicable laws and is vigorously defending its position in this regard. However, until such time as these issues are resolved, the Company will retain cash in an amount approximately equal to the assessment in South Africa to satisfy any potential liability that may arise. The Company has recorded an estimated liability of $565,000 in this regard but may be forced to increase this amount should it receive adverse information as it continues its appeal of the SARS assessment.

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

ITEM 1A	RISK FACTORS

There have been no material changes in the risks facing the Company as described in the Company’s Form 10-K for the year ended June 30, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Memorandum of Association of the Registrant(2)
3.2	Bye-Laws of the Registrant(2)
4.3	Indenture dated April 25, 1997 between the Registrant and American Stock Transfer & Trust Company(1)
4.6	Stock Option Agreement(3)
10.2	Form of FSAH Escrow Agreement(2)
10.3	Form of First Amended and Restated Employment Agreement of Clive Kabatznik(2)
10.4	Form of FSAM Management Agreement(2)
10.5	Form of Consulting Agreement with Michael Levy(2)
10.6	1995 Stock Option Plan(2)
10.7	Asset purchase agreement by and among First South African Holdings Pty, Ltd. and minority shareholders of First Lifestyle Holdings, Ltd., Ethos Private Equity, Cornelius Roodt and certain other purchasers and the Company, dated as of September 24, 2000(4)
10.8	Fantasy Sports Asset Acquisition Agreement dated as of November 17, 2000(5)
10.9	Agreement between Sports Team Analysis and Tracking Systems of Missouri, Inc. and Fantasy Sports Enterprises dated October 7, 2002(5)
10.10	Amendment to Agreement dated July 21, 2003 between Fantasy Sports Enterprises, Inc. and Sports Team Analysis and Tracking Systems of Missouri, Inc.(5)
10.11	Employment Agreement, dated as of December 31, 2004, between Clive Kabatznik and First South Africa Management Corp. (6)
10.12	Subscription Agreement, dated February 24, 2005, between the Registrant and Strategy First Inc. (7)
10.13	2004 Stock Incentive Plan (8)
31.1	Certificate Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(9)
32.1	Certification Pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)

_________________

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed September 10, 1997.
(2)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-99180) filed on November 9, 1995, as amended on Form S-1/A No. 1, Form S-1/A No. 2, Form S-1/A No. 3 filed on December 27, 1995, January 16, 1996 and January 24, 1996, respectively and Form 10-Q for the fiscal quarter ended March 31, 2000.
(3)	Incorporated by reference is the Registrant's Registration Statement on Form S-1 (No. 333-33561) filed on August 13, 1997 as amended on Form S-1/A No. 1, Form S-1/A No. 2 and For S-1/A No. 3 filed on December 9, 1997, January 22, 1998 and February 11, 1998, respectively.
(4)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 12, 2000.
(5)	Incorporated by reference to the Company's Current Report on Form 8-K filed on December 1, 2000.
(6)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.
(7)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 26, 2005.
(8)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 1, 2005.
(9)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date:   November 14, 2006

SILVERSTAR HOLDINGS, LTD.

/s/ Clive Kabatznik
Clive Kabatznik
Chief Executive Officer
Chief Financial Officer