Form 10-Q
period 2006-12-31
SILVERSTAR HOLDINGS LTD
filed 2007-02-20
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 0-27494

SILVERSTAR HOLDINGS, LTD. (Exact name of Registrant as Specified in Its Charter)

Bermuda	Not Applicable
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Clarendon House, Church Street, Hamilton HM CX, Bermuda (Address of Principal Executive Offices with Zip Code)

Registrant’s Telephone Number, Including Area Code: 809-295-1422

_____________________________________________________________________ Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one: Large accelerated filer | | Accelerated filer | | Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS:

Title of Class	Shares Outstanding on February 9, 2007
Class A Common Stock	9,352,577
Class B Common Stock	814,786
Total	10,167,363

PART I - FINANCIAL INFORMATION

Item 1	Financial Statements

Condensed Consolidated Balance Sheets at December 31, 2006 (Unaudited) and June 30, 2006

Condensed Consolidated Statements of Operations (Unaudited) for the three months ended December 31, 2006 and 2005

Condensed Consolidated Statements of Operations (Unaudited) for the six months ended December 31, 2006 and 2005

Condensed Consolidated Statements of Cash Flows (Unaudited) for six months ended December 31, 2006 and 2005

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures

PART II - OTHER INFORMATION

Item 1	Legal Proceedings

Item 1A	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6	Exhibits

SIGNATURES

2

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
ASSETS	2006	2006
Current Assets:
Cash and cash equivalents, includes restricted cash of
$735,209 and $647,797 respectively	$3,456,757	$9,075.259
Cash restricted for foreign tax estimated liability	3,022,734	2,933,342
Accounts receivable, net	2,808,955	637,135
Inventory	926,564	58,732
Current portion of long-term notes receivable	191,580	164,548
Prepaid expenses and other current assets	517,082	292,805
Total current assets	10,923,672	13,161,821
Property, plant and equipment, net	928,282	77,985
Investments in non-marketable securities	1,143,566	1,143,566
Long-term notes receivable	363,426	458,670
Goodwill, net	808,314	841,726
Intangible assets, net	32,044,788	1,412,854
Deferred tax asset	611,239	-
Deferred charges and other assets	490,716	441,367
Total assets	$47,314,003	$17,537,989
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	2,908,531	647,797
Current portion of long-term debt	59,834	180,323
Notes payable - acquisition	5,248,151	-
Current portion of convertible secured debentures	2,743,632	900,000
Accounts payable	4,180,637	304,088
Accrued Royalty expense	2,329,384	82,643
Accrued Payroll taxes	1,427,228	49,846
Accrued expenses	2,365,883	822,463
Estimated liability for foreign tax	618,285	600,000
Total current liabilities	21,881,565	3,587,160
Long-term debt
Convertible secured debentures	1,952,084	2,318,455
Contingent liability - Empire earn out	12,102,434	-
Obligation to issue common stock	256,892	231,892
Total liabilities	$36,192,975	$6,137,507
Commitments, contingencies and other matters
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized;
no shares issued and outstanding
Common stock, Class A, $0.01 par value, 50,000,000 shares authorized; 9,189,154
and 8,313,774 shares issued and outstanding, respectively	91,892	83,138
Common stock, Class B, $0.01 par value; 2,000,000 shares authorized;
835,260 share issued and outstanding	8,353	8,353
Common stock, FSAH Class B $0.001 par value; 10,000,000 shares authorized;
2,671,087 shares issued and outstanding	600	600
Additional paid-in capital	67,193,297	65,573,387
Accumulated deficit	(56,633,467)	(54,390.357)
Accumulated comprehensive income	460,353	125,361
Total stockholders’ equity	11,121,028	11,400,482
Total liabilities and stockholders’ equity	$47,314,003	$17,537,989

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2006	2005
Net Revenues	$2,960,789	$983,434
Operating expenses:
Cost of sales	1,252,001	147,664
Development costs and royalties	987,675	325,878
Selling, general and administrative	1,451,216	727,982
Amortization of intangibles	630,827	34,784
Depreciation	24,948	8,220
	4,346,668	1,244,528
Operating loss	(1,385,878)	(261,094)
Other income (expense)	(20)	17,468
Foreign currency gain (loss)	357,428	(15,697)
Acquisition costs incurred	-	(209,342)
Amortization of convertible debt discounts and issuance costs	(171,425)	(123,169)
Interest expense	(257,896)	(87,701)
Interest income	159,480	105,179
Loss from continuing operations before income taxes	(1,298,311)	(574,356)
Provision for income taxes	3,360	-
Loss from continuing operations	(1,301,671)	(574,356)
Discontinued operations:
Income from operations net of Income taxes of $0 and $0, respectively	_________	119,393
Net loss	($1,301,671)	($454,963)
Income (loss) per share:
Basic
Continuing operations	($.14)	($0.06)
Discontinued operations	-	$.01
Net loss	($.14)	($0.05)
Diluted
Continuing operations	($.14)	($0.06)
Discontinued operations	-	.01
Net loss	($.14)	($0.05)
Basic	9,431,657	9,076,518
Diluted	9,431,657	9,548,425

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended December 31,
	2006	2005
Net Revenues	$3,239,534	$1,354,143
Operating Expenses:
Cost of sales	1,371,570	192,733
Development costs and royalties	1,055,716	442,863
Selling, general and administrative	2,065,171	1,315,326
Amortization of intangibles	673,188	68,702
Depreciation	32,678	16,227
	5,198,323	2,035,851
Operating loss	(1,958,789)	(681,708)
Other income (loss)	(9)	41,338
Foreign currency gains	95,355	17,540
Acquisition costs incurred	-	(209,342)
Amortization of convertible debt discounts and issuance costs	(330,532)	(123,169)
Interest expense	(360,722)	(94,836)
Interest income	314,948	189,293
Loss from continuing operations before income taxes	(2,239,749)	(860,884)
Provision for income taxes	(3,360)	-
Loss from continuing operations	(2,243,109)	(860,884)
Discontinued operations:
Income from operations net of Income taxes of $0 and $0, respectively	-	357,623
Net loss	($2,243,109)	($503,261)
Income (Loss) per share:
Basic
Continuing operations	($0.24)	($0.10)
Discontinued operations	$-	$.04
Net loss	($0.24)	($0.06)
Diluted
Continuing operations	($0.24)	($0.09)
Discontinued operations	$-	$.04
Net loss	($0.24)	($0.06)
Basic	9,290,346	9,072,551
Diluted	9,290,346	9,586,842

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Six Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net (loss) from operations	$(2,243,109)	$(503,261)
Depreciation and amortization	1,036,398	208,097
Loss on disposal of fixed assets	10,195
Stock-based compensation	77,585	34,188
Stock issued for services	58,740
Unrealized foreign currency gains	(113,913)	(71,657)
Accrued interest income on notes receivable	(14,453)	(120,031)
Changes in operating assets and liabilities, net	1,609,063	(399,287)
Increase in other assets	(10,932)
Increase in other liabilities	25,000
Net changes in assets and liabilities of discontinued operations	-	(628,028)
Net cash provided by( used in) operating activities	434,574	(1,479,979)
Cash flows from Investing activities:
Acquisition expenses capitalized	-	(3,322)
Cost paid for acquisition of Empire Interactive	(8,072,070)
Proceeds from sale of fixed assets	11,008
Purchase of fixed assets	(3,971)	(1,896)
Proceeds from repayment of long-term note receivable	99,281	48,164
Net cash provided by (used) in investing activities	(7,965,752)	42,946
Cash flows from financing activities:
Short term borrowings (repayments), net	(258,502)	628,412
Increase in deposits held in escrow	-	(1,184,450)
Increase in bank overdraft	-	65,865
Net proceeds from convertible debenture	1,129,714	4,373,301
Repayment of long term debt	-	(89,303)
Proceeds from private placement sales of common stock	650,000	-
Proceeds from the exercise of stock options	56,472	22,500
Net cash provided by discontinued operations	-	277,864
Net cash provided by financing activities	1,577,684	4,094,189
Effect of exchange rates on cash	334,992	66,289
Net increase (decrease) in cash and cash equivalents	(5,618,502)	2,723,445
Cash and cash equivalents, beginning of period	9,075,259	4,865,291
Cash and cash equivalents, end of period	$3,456,757	$7,588,736
Supplemental cash flow information:
Cash paid for interest	$296,404	$50,815

See notes to condensed consolidated financial statements.

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. FINANCIAL INFORMATION

The Company is a holding company that seeks to acquire businesses fitting a predefined investment strategy. The Company is the parent company of Empire Interactive PLC (“Empire”), a leading worldwide publisher of interactive entertainment software for all game platforms, as well as Strategy First Inc. (“Strategy First”), a leading worldwide publisher of entertainment software for the Personal Computer (PC). The Company is also a minority shareholder in Magnolia Broadband Wireless, a development stage company which is developing mobile wireless broadband products.

NOTE 2. LIQUIDITY CONSIDERATIONS

We currently do not have sufficient cash on hand to meet our short and long term obligations. While in the past, the Company has succeeded in meeting its cash flow requirements through the raising of additional debt or equity, the sale of assets or through operating cash flow, there is no guarantee that it may be successful in doing so going forward. The Company’s failure to do so will raise substantial doubt as to its ability to continue as a going concern. Management’s plans to alleviate this uncertainty are as follows:

•
raise additional capital through the sale of equity or additional debt. To this end management has received various indications of interest from investors to raise additional capital either through subordinated debt, preferred stock or a placement of common stock.

•
generate significant short term operating earnings and cash flow primarily through its newly acquired subsidiary Empire Interactive. PLC. Empire currently has substantially completed the first Next Generation version of its best selling Flat Out franchise. The company anticipates that the launch of this game, along with Empire’s ongoing business will generate operating profits and cash flow in the short term.

•
The Company has approximately $2.6 million restricted cash in South Africa set aside to match its current South African tax assessment. The Company is vigorously seeking to set this assessment aside and if it does so these resources will be available for general corporate purposes.

•
In the event the Company is unsuccessful in any of the above measure, it may seek to renegotiate some of the terms of its larger short term liabilities, primarily related to the acquisition of Empire Interactive and its outstanding convertible debentures

Management believes that the actions that will be taken by the Company provide the opportunity for the Company to improve liquidity and achieve profitability. However there can be no assurance that such events will occur.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. BASIS OF PREPARATION

The unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries in which it has a majority voting interest. Investments in affiliates are accounted for under the equity or cost method of accounting. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of December 31, 2006 and the results of operations and cash flows for the interim periods of the fiscal year ending June 30, 2007 ("fiscal 2007") and the fiscal year ended June 30, 2006 ("fiscal 2006") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2006.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and all highly liquid investments with original maturities of three months or less. The vast majority of our cash balances are held in liquid accounts at two highly rated financial institutions. While these deposits are not insured, the quality of such financial institutions is such that the risks of loss on these funds are minimal. Restricted cash balances at December 31, 2006 totaled $735,209, which is used as collateral on the Company’s line of credit.

Reclassifications

Royalty expenses for the three and six months ending December 31, 2005 totaling $325,878 and $442,683 have been reclassified from cost of sales to development costs and royalties to conform to the fiscal 2007 presentation.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” This standard replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The standard requires companies to recognize all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values on the grant date and is effective for annual periods beginning after June 15, 2005. In accordance with the revised statement, the Company recognizes the expenses attributable to stock options granted or vested subsequent to July 1, 2005. During the six month periods ending December 31, 2006 and December 31, 2005 the Company recognized expenses of $77,585 and $17,094, respectively, for employee stock options that vested during fiscal years 2007 and 2006. Based on existing unvested option agreements the Company anticipates an additional expense of approximately $74,070 in fiscal 2007 which could increase if additional options are granted during the fiscal year. As of December 31, 2006, $178,344 of total unrecognized compensation costs related to non-vested options is scheduled to be recognized over a weighted average period of 1.72 years.

The weighted average grant date fair value of options granted during the six months ended December 31, 2006 and the significant assumptions used in determining the underlying fair value of each option grant on the date of the grant utilizing the Black Scholes option pricing model are noted in the following table. Expected volatility is based on historical volatility data of the Company’s stock. The expected term of stock options granted is based on historical data and represents the period of time that stock options are expected to be outstanding. The risk-free rate of the stock options is based on the United States Treasury rate in effect at the time of grant. For the six months ended December 31, 2005, the Company did not grant stock options.

2006
Weighted average grant-date fair value of options granted	$1.04
Assumptions:
Risk free interest rate	4.65-4.71%
Expected life	2-4 years
Expected volatility	48-95%
Expected dividend yield	0.00%

As of December 31, 2006, the Company had 1,297,405 stock options outstanding, of which 1,138,635 are fully vested. A summary of the activity in the Company’s stock option plans is as follows for the six months ended December 31, 2006:

	Share Subject Options Outstanding	Weighted Average Exercise

Outstanding, beginning of year	1,287,405	2.17
Granted	170,000	1.85
Forfeited	(95,000)	.74
Exercised	65,000.87
Outstanding December 31, 2006	1,297,405	2.29

NOTE 4. INTANGIBLE ASSETS

The following table presents details of the purchase of finite-life intangibles as part of the acquisitions of Strategy First and Empire Interactive.
	Estimated	Gross Carrying	Accumulated
	Useful Life	Amount	Amortization	Total
Covenant not to compete	3 years	$42,867	($23,813)	$19,054
Game titles - Empire Interactive	5 years	$31,357,466	(588,025)	$30,769,441
Game titles - Strategy First	10 years	$1,485,374	(229,081)	$1,256,293
Balance on December 31, 2006		$32,885,707	$(840,919)	$32,044,788

	Estimated	Gross Carrying	Accumulated
	Useful Life	Amount	Amortization	Total
Covenant not to compete	3 years	$44,638	($17,356)	$27,282
Game titles - Strategy First	10 years	1,546,773	(161,201)	1,385,572
Balance on June 30, 2006		$1,591,411	$(178,557)	$1,412,854

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually.

The Covenant not to compete and the Game titles acquired as part of the acquisition of Strategy First are both amortized using the straight-line method. The Game titles of Empire are amortized over a five-year period based on weighted average expected sales from the date the title is launched. For titles that have not yet been launched as of December 31, 2006 a launch date was estimated to project future amortization

Amortization expense for intangible assets for the six months periods ended December 31, 2006 and 2005 were $673,188 and $68,702 respectively. Estimated amortization expense for the rest of fiscal 2007 and for the succeeding five fiscal years is as follows:

2007	$4,006,928
2008	10,078,834
2009	7,430,481
2010	6,069,414
2011	2,273,383
2012	1,160,930
Thereafter	1,024,818
$32,044,788

NOTE 5. ACQUISITIONS

On December 4, 2006, the Company announced that it had achieved more than 90% acceptance of its offer to acquire the shares of Empire Interactive PLC. Based on these acceptances, the Company announced a formal closing of the officer to Empire shareholders and took control effective December 1, 2006.

The offer provided for either a cash payment of approximately $.13 per share (£.07 p), or an earn-out alternative, where the initial payment was approximately $.09 per share (£.049 p), with a further $.094 per share (£.05 p) in loan notes payable in October 2007. Additionally, there is an earn-out payable in April 2008. The earn-out is based on a formula of Empire’s EBITDA for the fiscal year ended June 30, 2007. The acquisition was recorded assuming the earn out targets will be fully achieved and the Company’s December 31, 2006 Balance Sheet includes a liability of £6,177,548 p, or $12,102,434 USD based on the December 31, 2006 foreign exchange rate of 1.959 US dollar to the British pound.

The aggregate purchase price for Empire’s stock, assuming the full earn out threshold is met, will be approximately $26.1 million or £13.4 million based on the December 1, 2006 foreign exchange rate of 1.9508 US dollar to the UK pound of which amount approximately $5.2 million are loan notes which mature October 31, 2007, and $12.1 million are loan notes payable in April 2008 if earnings targets are achieved. $.7 million of the acquisition expenses were paid by the issuance of 406,180 shares of Silverstar’s Class A common stock. Of this amount 350,000 shares were issued to a consultant to the Company as a finder’s fee for the transaction pursuant to his consulting contract. The consultant was subsequently appointed Chairman of the Board of Empire Interactive PLC. Of the remaining $8.1 million of the purchase price approximately $7.6 million has been paid by utilizing the Company’s internal cash resources. The remaining $.5 million has been accrued as a short-term liability.

The purchase price was allocated on the basis of the estimated fair values of the assets acquired and liabilities assumed. The acquisition was accounted for as a purchase. The intangible assets identified in connection with the acquisition were recorded and are being amortized in accordance with the provisions of SFAS No. 141 and 142.

Purchase price:

Net assets acquired:
Current assets	$3,226,230
Fixed assets	898,804
Intangible assets	31,224,616
Other assets	608,650
Total assets	35,958,300
Total liabilities	(9,856,885)
$26,101,415

The following unaudited proforma summary presents consolidated financial information as if the acquisition of Empire Interactive had occurred effective July 1, 2006 and 2005 respectively. The proforma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the consolidated entities.

Six Months Ended Dec 31,2006

	Silverstar	Empire	Proforma

Net Revenues	$1,198,844	$12,475,102	$13,673,946
Operating Expenses:
Cost of sales	403,322	3,331,229	3,734,551
Development costs and royalties	184,005	4,366,175	4,550,180
Selling, general and administrative	1,369,322	3,830,537	5,199,859
Amortization of intangibles	84,061	3,229,476	3,313,537
Depreciation	15,315	108,106	123,421
	2,056,025	14,865,523	16,921,548
Operating loss	(857,181)	(2,390,421)	(3,247,602)
Other expense	(9)	(311,317)	(311,326)
Foreign currency loss	(37,154)	(34,061)	(3,093)

Amortization of convertible debt discounts and issuance Costs	(330,532)	-	(330,532)
Interest expense	(235,174)	(155,543)	(390,717)
Interest income	313,452	1,496	314,948
Loss from continuing operations before income taxes	(1,146,598)	(2,821,724)	(3,968,322)
Income tax expense	-	26,669	26,669
Net loss	(1,146,598)	(2,848,393)	(3,994,991)

Loss per share			$(.42)
Basic and diluted:

Six Months Ended Dec 31,2005
	Silverstar	Empire	Proforma

Net Revenues	$1,354,143	$12,896,061	$14,250,004
Operating Expenses:
Cost of sales	192,733	4,443,858	4,636,591
Development costs and royalties	442,863	5,007,823	5,450,686
Selling, general and administrative	1,315,326	4,417,749	5,733,075
Amortization of intangibles	68,702	5,321,293	5,389,995
Depreciation	16,227		16,227
	2,035,851	19,190,723	21,226,574
Operating loss	(681,708)	(6,294,662)	(6,796,370)
Other income	41,338		41,338
Foreign currency loss	17,540		17,540
Acquisition costs incurred	(209,342)		(209,342)
Amortization of convertible debt discounts and issuance Costs	(123,169)		(123,169)
Interest expense	(94,836)	(85,343)	(180,179)
Interest income	189,293		189,293
Loss from continuing operations, net of income taxes of $0	(860,884)	(6,380,005	(7,240,889)
Discontinued operations: Income from operations, net of income taxes of $0	357,623		357,623
Net loss	(503,261)	(6,380,005)	(6,883,266)
Income (loss) per share
Basic
Continuing operations			$(.77)
Discontinued operations			04
Net loss			$0.73

Diluted
Continuing operations			$(.74)
Discontinued operations			.04
Net loss			$0.69

NOTE 6. DISCONTINUED OPERATIONS

On April 7, 2006, the Company sold all the assets and certain liabilities of Fantasy Sports, Inc. (“Fantasy Sports”) to FUN Technologies, LLC for approximately $4.4 million, including $3.85 million paid in cash at closing. The gain on disposal of this business segment was reported during the quarter ended June 30, 2006.

In accordance with accounting principles generally accepted in the United States of America, the net income related to Fantasy Sports has been included in discontinued operations in the company's consolidated statements of operations.

The following summarizes the operating results of the discontinued operations.

	Three Months Ended December 31,			Six Months Ended December 31,
	2006	2005		2006	2005
Revenue	$-	$553,380	Revenue	$-	$1,149,108
Net income	$-	$119,393	Net Income	$-	$357,623

NOTE 7. CASH FLOWS

Changes in operating assets and liabilities consist of the following:

	Six Months Ended December 31,
	2006		2005

Increase (decrease) in accounts receivable	111,813		($654,418)
Increase (decrease) in inventories	12,483		(52,251)
Increase in prepaid expenses and current assets	(149,128)		(219,311)
Increase in accounts payable	43,151		92,173
Increase (decrease) in accrued expenses	990,744		(51,490)
Increase (decrease) in deferred revenue	-		486,010
	($1,609,063)		($399,287)
Cash flows from operating activities - discontinued operations:
Changes in net assets and liabilities of discontinued operations
Depreciation and amortization	-	$	(3,856)
Changes in operating accounts	-		598,958
Changes in cash (included in) from net assets and from discontinued operations	-		32,926
Changes in net assets and liabilities of discontinued operations	-		$628,028
Cash flows from financing activities - discontinued operations:
Short-term borrowings (repayments), net	-		$277,864

Non-cash investing and financing activities were as follows:

Issuance of stock as payment for acquisition expenditures	$723,000	-
Issuance of Notes payable to former Empire shareholders	$5,208,502	-
Issuance of Notes payable to former Empire shareholders
contingent on earn out targets being achieved	$12,051,061	-

NOTE 8. BUSINESS SEGMENTS

As a result of the sale of all the assets and certain liabilities of Fantasy Sports on April 7, 2006 the Company no longer operates in the internet fantasy sports games segment and now only operates in one segment -- interactive entertainment software. The operations of Fantasy Sports which fully comprised the Company’s operations in the internet fantasy sports games segment have been reported as discontinued operations for the periods ended December 31, 2005.

The operations of the interactive entertainment software segment are focused on the development and publishing of software games for all game platforms The interactive entertainment software segment is composed of the operations of Empire Interactive and Strategy First. Empire Interactive is a leading publisher of interactive entertainment software that is headquartered in the United Kingdom with offices in the United States, Germany, France and Spain. The company develops and publishes a varied range of titles for all current game platforms in North America, Europe and Asia.

Strategy First is headquartered in Montreal Canada and is a worldwide publisher of strategy based interactive entertainment software for the PC.

NOTE 9. DEBT

Line of Credit

In June 2002, the Company obtained a secured line of credit facility for borrowings up to $1.0 million, which is fully secured by cash balances held in the Company's account. This liability is due on demand and has a floating interest rate that is based on the prime rate minus 1.75%. On December 31, 2006, the prime rate was 8.25%. The balance outstanding under this line of credit at December 31, 2006, and June 30, 2006 was $735,209 and $647,797 respectively.

Empire Interactive has an expired line of credit secured by its receivables, inventory, real property and intangible assets. As of December 31, 2006 the amount outstanding under this facility was £1,109,347 ($2,173,322). The line of credit accrues interest at an annual rate of 7.25%. The facility expired on December 31, 2006 and its renewal is currently being negotiated

Other Debt

Other debt consists of a term loan assumed pursuant to the plan of arrangement related to the Company’s acquisition of Strategy First, payable in monthly principal installments of $22,000 Canadian plus interest at an annual rate of the National Bank of Canada’s prime rate plus 3.25%. The Bank’s prime rate on December 31, 2006 was 6%. The loan matures in April 2007. The balance outstanding as of December 31, 2006 was $59,834.

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

Interest accrues on the principal balance of the note at an annual interest rate equal to prime plus 1.5%. On December 31, 2006 the interest rate was 9.75%. The note is convertible into common stock of the Company at an initial conversion rate of $1.738 per share up to a maximum of 2,876,860 shares. The agreement allows for an additional 1,100,403 shares to be issued upon the conversion of the debentures or exercise of the warrants as a result of either conversion price adjustments or exercise price adjustments. Based upon the closing price per share of the Company’s Common Stock on the date of issuance, there was an intrinsic value associated with the beneficial conversion feature of $124,443, which is presented as a discount on the convertible note and amortized over the term of the note.

The principal amount of the Debenture was to be redeemed at the rate of $185,185 per month, plus accrued and unpaid interest, commencing on July 6, 2006 and may be paid, at the Company’s option (i) in cash or (ii) in shares of the Company’s Common Stock in an amount not to exceed 10% of the total dollar trading volume of the Common Stock during the 10 trading days immediately prior to the applicable monthly redemption date based on a conversion price equal to 85% of the average of the lowest three trading days based upon the volume weighted average price during the 10 trading days immediately prior to the applicable monthly redemption date. In June 2006, the terms of the debenture were amended to require redemption at the rate of $180,000 per month commencing on February 1, 2007. The Company has the option, at any time, to redeem some or all of the outstanding Debenture, in cash, in an amount equal to the sum of (i) 115% of the principal amount of the Debenture outstanding, plus accrued and unpaid interest and liquidated damages (the “Optional Redemption Amount”). However, the Company may pay up to 15% of the principal amount comprising of a portion of the Optional Redemption Amount in shares of the Company’s Common Stock if certain conditions are satisfied. In May 2006, the Company repaid $1,400,000 of the outstanding principal balance along with an early payment penalty of approximately $210,000.

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

The Debenture is convertible at any time after December 19, 2006, at the option of the Purchaser, into shares of Common Stock at a conversion price of $1.738 per share. As of December 31, 2006 no debentures have been converted. Based upon the closing price per share of the Company’s Common Stock on the date of issuance, there was an intrinsic value associated with the beneficial conversion feature of $52,378 which is presented as a discount on the convertible note and amortized over the term of the note.

The Company may prepay any portion of the principal amount of the Debenture prior to December 19, 2006 without the prior written consent of the Purchaser for 100% of the principal amount being prepaid plus any accrued but unpaid interest thereon. As of December 31, 2006, no payments have been made.

The Company shall pay monthly interest on the outstanding principal amount of the Debenture at a rate per annum equal to the prime rate for the applicable interest period plus 1.5%. The interest rate for any interest period shall be decreased by 2% to the extent that the volume weighted average trading price of the Common Stock for five (5) consecutive trading days immediately prior to such interest period (the "Trigger Price") exceeds the conversion price by 25% (and shall be decreased by an additional 2% for every successive 25% that the Trigger Price exceeds the then applicable conversion price but in no event shall the interest rate be less than 0%). All overdue accrued and unpaid interest to be paid under the Debenture shall entail a late fee at a rate of 18% per annum.

The principal amount of the Debenture is redeemable at the rate of $63,636 per month, plus accrued but unpaid interest and liquidated damages, commencing on March 1, 2007. The Company has the option, at any time after December 19, 2006, to redeem some or all of the then outstanding Debenture, in cash, in an amount equal to the sum of (i) 115% of the principal amount of the Debenture then outstanding, (ii) accrued but unpaid interest and (iii) all liquidated damages and other amounts due in respect of the Debenture (the "Optional Redemption Amount") (provided, however, the Company may pay up to 15% of the principal amount comprising a portion of the Optional Redemption Amount in shares of Common Stock if certain conditions are satisfied).

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

If the registration statement is not filed within 90 days after the date of the Agreement or declared effective within the specified time, then the Company shall pay to the Purchaser certain amounts in cash as liquidated damages. The Company has filed a registration statement in this regard and anticipates it becoming effective within the specified time period.

The Company’s obligations under the Agreement, the Debenture and the Registration Rights Agreement are subject to a security interest granted by the Company pursuant to that certain Security Agreement dated October 21, 2005, by and among the Company, all of the subsidiaries of the Company and the Purchaser.

As consideration, the Company reduced the exercise price of the warrants $.10 to $1.7986 per share. The fair value for the reduction in the exercise price of these warrants was estimated at the grant date using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate of 4.37%, dividend yields of 0% and a volatility factor of the expected market price of the Common Stock of 106.66%. Based upon the closing price per share of the Company’s common stock on the date of issuance, the Company estimated the fair value of the warrant exercise price reduction and allocated $10,490 of the proceeds from the note to the warrant, which is presented as a discount on the convertible note, net of amortization to be taken over the three-year term of the note using the effective interest method.

The balance of the notes as of December 31, 2006 and June 30, 2006, net of unamortized discounts was as follows:

	December 31, 2006	June 30, 2006
Principal amount of notes	$5,000,000	$3,600,000
Discounts for beneficial conversion features	(84,127)	(60,122)
Discounts for fair value of warrants and options	(220,157)	(321,423)
Balance , net of unamortized discounts	$4,695,716	$3,218,455
Less current portion	(2,743,632)	(900,000)
Long-term portion	$1,952,084	$2,318,455

Scheduled maturities of the convertible debentures as of December 31, 2006 and June 30, 2006 were as follows:

	December 31, 2006	June 30, 2006
1 Year or less	$2,743,632	$900,000
1-2 Years	2,256,368	2,700,000
Total	$5,000,000	$3,600,000

Interest expense related to the notes amounted to $185,854 and $101,500 during the six and three months ending December 31, 2006, respectively.

Amortization of discounts for the beneficial conversion features and warrant resulted in charges to Amortization of Convertible Debt Discounts and Issuance Costs totaling $140,129 during the six months ended December 31, 2006. The Company also incurred loan costs of $897,084 directly related to securing these notes, which included $500,000, ($250,000 annually) paid for a personal guarantee on the outstanding balances. The loan costs are being amortized over the term of the notes while the guarantee fees of $500,000 are being amortized at the rate of $250,000 per year. Amortization expenses of $190,403 are included in Amortization of Convertible Debt Discounts and Issuance Costs during the six months ended December 31, 2006.

Estimated amortization expense related to the warrants, beneficial conversion feature, and costs related to securing these notes for the rest of fiscal 2007 through debt maturities is as follows:

2007	$334,869
2008	302,163
2009	12,461
Total	$649,493

NOTE 11.   COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Legal Matters

In April 2006, our subsidiary, First South African Holdings, received a letter from the South African Revenue Service (“SARS”) challenging certain tax treatment of dividends and operating loss carry forwards for the years 2002 through 2004. Subsequently SARS issued a tax assessment for approximately $3.2 million. The Company believes that its South African tax filings are in full compliance with all applicable laws and is vigorously defending its position in this regard. However, until such time as these issues are resolved, the Company will retain an amount of cash equal to the assessment in South Africa to satisfy any potential liability that may arise. The Company has recorded an estimated liability of approximately $618,000 in this regard but may be forced to increase this amount should it receive adverse information as it continues its appeal of the SARS assessment.

In January 2006, we brought an action against JoWood Software Productions AG seeking damages in the amount of approximately $850,000 for expenses incurred in connection with our unsuccessful acquisition of shares of JoWood. The case is being heard in the Vienna Commercial Court in Austria. A judgment is anticipated within the next few months.

In March 2006 an action was brought against Empire Interactive, PLC and Empire Interactive Inc. by a financial advisory firm seeking damages of approximately $700,000 relating to an alleged breach of a business development agreement with Empire Interactive, PLC. On February 13, 2007, the case was settled with Empire agreeing to pay an amount of $230,000 due on April 19, 2007

In June 2006, Empire Interactive, Inc. commenced litigation against Take Two Interactive Inc. (“Take Two”) in regard to the accounting and reporting of sales of various products by Take Two. To this point, Empire has received payments of approximately $1,416,000 from Take Two. Empire believes that there are still significant amounts due from Take Two and continues to pursue its claims in the London commercial courts.

Commitments and Contingencies

During the first quarter of fiscal 2006, the Company entered into agreements with two of Strategy First's game developers to guarantee certain of their royalty payments. The guarantee is limited to $100,000. Royalties owed to these developers as of December 31, 2006 are less than $30,000.

The Company anticipates that Strategy First will pay the royalties due to its developers when earned and does not anticipate having to make any payments under these guarantees.

On March 29, 2006, Strategy First entered into an agreement to acquire certain intellectual property rights for $200,000 in cash and the issuance of options to acquire 100,000 shares of the Company’s common stock at an exercise price of $1.50. The options vest when net sales, as defined in the purchase agreement, exceed $750,000 and expire on December 31, 2008. The agreement also provides for commissions of twenty-five percent of net revenues in the event they exceed $500,000 through December 31, 2008. As of December 31, 2006 net revenues earned under this agreement were approximately $196,000.

NOTE 12. NEW ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements, and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of this Statement will have on its consolidated results of operations and financial condition.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. The statement is effective for fiscal years beginning after September 15, 2006. The Company does not believe this standard will have a material effect on its financial position or results of operations

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board Opinion (“APB”) No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the basis of the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset must be accounted for as a change in estimate (prospectively) that was affected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an effect on the Company’s financial position or results of operations.

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

On April 21, 2005, we acquired Strategy First Inc. (www.strategyfirst.com), a leading worldwide publisher of entertainment software for the PC. We acquired the company through the jurisdiction of the Montreal bankruptcy court. Pursuant to the approved plan of arrangement, we paid cash consideration to the creditors of Strategy First of $609,000; we issued 377,000 shares of our common stock; warrants to purchase 200,000 shares of our common stock; and assumed approximately $400,000 in existing bank debt, as well as contingent consideration based on the future profitability of Strategy First. Founded in 1990, Strategy First publishes software games primarily for the PC platform. Some of its popular games include O.R.B, the Disciples franchise, Sacred Lands, Kohan: Immortal Sovereigns, Steel Beasts, Galactic Civilizations, and the Jagged Alliance franchise.

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

On December 4, 2006, the Company announced that it had achieved more than 90% acceptance of its offer to acquire the shares of Empire Interactive PLC. Based on these acceptances, the Company announced a formal closing of the officer to Empire shareholders effective December 1, 2006. The Company paid consideration to the shareholders as follows: approximately $6.8 million paid on closing; an additional $5.1 million in loan notes payable October 31, 2007; and further contingent consideration based on Empire’s EBIDTA for the 12 months ended June 30, 2007. Founded in 1989, Empire develops and publishes software games for all game platforms. Some of its popular games include the FlatOut franchise, the Ford Racing franchise, Big Mutha Truckers, Taito Legends, Starsky & Hutch, Starship Troopers, and International Cricket Captain.

Quarter Ended December 31, 2006 As Compared to Quarter Ended December 31, 2005

All financial data in the following discussion and analysis included the results of operations of Empire Interactive PLC for the month of December 2006 only.

Revenues

Net revenues increased to $2,961,000 as compared to $983,000 in the comparable quarter of the previous year. For the period, Empire Interactive’s revenues were $2,041,000 while Strategy First’s revenues were $920,000.

Cost of Sales:

Cost of sales was $1,252,000 in the second fiscal quarter 2007, or 42.2% of total revenues. Cost of sales for Empire Interactive was $968,000 or 47.4% while cost of sales for Strategy First was $284,000 or 30.9%. For the quarter ending December 31, 2005, cost of sales was $148,000 or 15.1%. This increase is primarily the result of lower gross margins for console games, which make up the majority of Empire’s sales, as opposed to PC products. In 2005 a significant portion of Strategy First’s sales were generated through foreign royalty sales which had no associated cost of sales .

Development Costs and Royalties:

Development costs and royalties were $980,000 in the second fiscal quarter 2007, or 33.1% of total revenues. Development Costs and royalties for Empire Interactive totaled $872,000 or 42.7%. Royalty costs for Strategy First were $116,000 or 12.6% as compared to $326,000 or 33.2% during the same period in the prior fiscal year. Strategy First does not expend significant amounts on development while Empire Interactive typically budgets large amounts for annual development. In 2005 a significant portion of Strategy First’s sales were generated through foreign royalty sales, which had no associated royalty costs
.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended December 31, 2006 were $1,451,000. Selling, general and administrative expenses for Empire Interactive were $696,000 while selling, general and administrative expenses for Strategy First were $473,000. Corporate overhead was $282,000. In the quarter ended December 31, 2005 selling general and administrative expenses were $728,000 of which Strategy First accounted for $478,000 with corporate overhead accounting for $250,000 .

Amortization and Depreciation

Amortization of intangible assets increased to $631,000 in the second quarter of fiscal 2007 as compared to $35,000 in the comparable period last year. This increase is primarily due to the amortization of intangible assets acquired in the Empire Interactive transaction. Depreciation expenses were $25,000 for the second quarter of fiscal 2007 and $8,000 in fiscal 2006. Depreciation expense for Empire Interactive was $17,000 during the quarter ended December 31, 2006.

Foreign Currency Gains (Losses)

Foreign currency gains or losses are primarily related to the financial assets remaining in South Africa. Proforma foreign currency gains during the second quarter of 2007 were $357,000.Gains of $263,000 related to the remaining assets from the sale of discontinued South African operations. Empire realized foreign currency gains of $132,000 Strategy First realized foreign currency losses of $38,000. The foreign currency losses during the second quarter of fiscal 2006 were $16,000. The functional currency of Empire Interactive is the British pound and its products are sold throughout the world. The functional currency of Strategy First is the Canadian dollar and its products are sold throughout North America and Europe. Gains (losses) from discontinued South African operations are the result of fluctuations of the South African Rand against the US dollar.

ACQUISITION COSTS INCURRED

During fiscal year 2006 the Company incurred approximately $209,000 of expenses pursuing the unsuccessful acquisition of JoWood Software Productions AG. These costs consisted primarily of legal and travel expenses. During the six months ended December 31, 2005 the Company expensed these previously capitalized costs when it became apparent that the acquisition would not occur. In January 2006, we brought an action against JoWood Software Productions AG seeking damages in the amount of approximately $850,000 for expenses incurred in connection with our unsuccessful acquisition of shares of JoWood. The case is being heard in the Vienna Commercial Court in Austria. A judgment is anticipated within the next few months.

Amortization of Convertible Debt Discounts and Issuance Costs

Amortization of convertible debt discounts and issuance costs were $171,000 in the second quarter fiscal 2007 as compared to $123,000 in the comparable period last year. In fiscal 2006 we recorded two months amortization as compared to three months in the current period

Interest Income

Interest income of $159,000 was recorded during the three months ended December 31, 2007 as compared to interest income of $105,000 in the prior year. The increase of $54,000 is primarily the result of the Company’s increase in the average cash balances held during the quarter ended December 31, 2006 as compared to December 31, 2005.

Interest Expense

Interest expense of $258,000 was recorded during the second quarter of fiscal 2007 as compared to $88,000 in the same period of the prior year. Empire Interactive incurred interest expenses of $126,000 for the three months ending December 31, 2006.

Provision for Income Taxes

We are registered in Bermuda, where no income tax laws are applicable. Two of our subsidiaries are subject to US income taxes, four subsidiaries are subject to United Kingdom income taxes, one subsidiary is subject to Canadian income taxes and one is subject to South African income taxes. Up to this date, none of them has had taxable income as they have incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved with the exception of approximately $611,000 carried as a long-term asset that will be offset against future taxable earnings of Empire interactive in the U.K.

In early April 2006, our subsidiary First South African Holdings received a letter from the South African Revenue Service (“SARS”) challenging certain tax treatment of dividends and operating loss carry forwards for the years 2002 through 2004. Subsequently SARS has issued an assessment for approximately $3.0 million.

We believe that our South African tax filings are in full compliance with all applicable laws and are vigorously defending its position in this regard. However, until such time as these issues are resolved, we will retain cash in an amount approximately equal to the assessment in South Africa to satisfy any potential liability that may arise.

Not withstanding the above and after reviewing this potential liability with outside experts and conducting a further review into the circumstances of the assessment, we have recorded an estimated liability of approximately $618,000 at this time.

We will continue to vigorously defend our position in this matter. However, circumstances may dictate that we increase this liability as we proceed. There is, therefore, no assurance that the $618,000 amount will be sufficient to offset the ultimate tax liability. Conversely, we believe that we have strong defenses in this matter and we may ultimately obtain a ruling that results in a lesser liability. As this is a fluid situation, we will assess our liability in this regard on a quarterly basis and may adjust this liability in the future.

Discontinued Operations

During the second quarter of fiscal 2006, we recognized gains of $119,000 from the discontinued operations of Fantasy Sports, Inc. On April 7, 2006, the Company sold all the assets and certain liabilities of Fantasy Sports, Inc. to FUN Technologies, LLC for approximately $4.4 million, including $3.85 million paid in cash at closing.

Net Loss

We have recognized a net loss of $1,246,000 during the second quarter fiscal 2007 compared to a net loss of $455,000 during the same period in the prior fiscal year primarily as the result of losses incurred in starting to amortize the intangible game assets acquired in the Empire Interactive transaction during the quarter ending December 31, 2006.

Six Months Ended December 31, 2007 As Compared to Six Months Ended December 31, 2006
Quarter Ended December 31, 2006 As Compared to Quarter Ended December 31, 2005

Revenues

Net revenues increased to $3,240,000 as compared to $1,354,000 in the comparable period of the previous year. For the period, Empire Interactive’s revenues were $2,041,000 while Strategy First’s revenues were $1,199,000.

Cost of Sales:

Cost of sales was $1,372,000 in the first six months of fiscal 2007, or 42.3% of total revenues. Cost of sales for Empire Interactive was $968,000 or 47.4% while cost of sales Strategy First was $404,000 or 36.1%. For the six months ending December 31, 2005, cost of sales was $193,000 or 14.2%. This increase is primarily the result of lower gross margins for console games, which make up the majority of Empire’s sales, as opposed to PC products. In 2005 a significant portion of Strategy First’s sales were generated through foreign royalty sales, which had no associated cost of sales.

Development Costs and Royalties:

Development costs and royalties were $1,056,000 in the first two quarters of fiscal 2007, or 33.1% of total revenues. Development Costs and royalties for Empire Interactive totaled $872,000 or 42.7%. Royalty costs for Strategy First were 184,000 or 15.3% as compared to 443,000 or 36.9% during the same period in the prior fiscal year. Strategy First does not expend significant amounts on development while Empire Interactive typically budgets large amounts for annual development. In 2005 a significant portion of Strategy First’s sales were generated through foreign royalty sales, which had no associated royalty costs

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended December 31, 2006 were $2,065,000. Selling, general and administrative expenses for Empire Interactive were $696,000 while selling, general and administrative expenses for Strategy First were $845,000. Corporate overhead was $524,000. For the six months ended December 31, 2005 selling general and administrative expenses were $1,315,000 of which Strategy First accounted for $705,000 with corporate overhead accounting for $610,000. .

Amortization and Depreciation

Amortization of intangible assets increased to $673,000 during the first six months of fiscal 2007 as compared to $68,000 in the comparable period last year. This increase is primarily due to the amortization of intangible assets acquired in the Empire Interactive transaction. Depreciation expenses were $33,000 for the six months ending December 31, 2006 and $16,000 in fiscal 2006. Depreciation expense for Empire Interactive was $17,000 during the six months ended December 31, 2006.

Foreign Currency Gains (Losses)

Foreign currency gains or losses are primarily related to the financial assets remaining in South Africa. Foreign currency gains during the first six months of fiscal 2007 were $95,000. $10,000 of the gains related to the remaining assets from the sale of discontinued South African operations. Empire realized foreign currency gains of $132,000 and Strategy First realized foreign currency losses of $47,000. The foreign currency gains during the first six months of fiscal 2006 were $18,000. Foreign currency gains of $44,000 were related to the remaining assets from the sale of discontinued South African operations. Strategy First recognized $2,000 in gains and $28,000 in losses were recognized by the parent company.

Amortization of Convertible Debt Discounts and Issuance Costs

Amortization of convertible debt discounts and issuance costs were $331,000 in the first two quarters of fiscal 2007 as compared to $123,000 in the comparable period last year. In fiscal 2006 we recorded two months amortization as compared to six months in the Fiscal 2007.

Interest Income

Interest income of $313,000 was recorded during the six months ended December 31, 2007 as compared to interest income of $189,000 in the prior year’s comparable period. The increase of $54,000 is primarily the result of the Company’s increase in the average cash balances held during the six months ended December 31, 2006 as compared to December 31, 2005.

Interest Expense

Interest expense of $361,000 was recorded during the first two quarters of fiscal 2007 as compared to $95,000 in the same period of the prior year. Empire Interactive incurred interest expenses of $126,000 for the six months ended December 31, 2006. Interest expense also increased as a result of significant increases in debt obligations that occurred during the six months ended December 31, 2006 as compared to the comparable period of last year.

Discontinued Operations

During the first six months of fiscal 2006, we recognized gains of $357,000 from the discontinued operations of Fantasy Sports, Inc. On April 7, 2006, the Company sold all the assets and certain liabilities of Fantasy Sports, Inc. to FUN Technologies, LLC for approximately $4.4 million, including $3.85 million paid in cash at closing.

Net Loss

We have recognized a net loss of $2,188,000 during the first two quarters of fiscal 2007 compared to a net loss of $503,00 during the same period in the prior fiscal year. Operating earnings (loss) before Interest Depreciation and Amortization (“EBITDA”) was ($1,253,000) for the first two quarters of 2007 as compared to ($594,000) in fiscal 2006.

Financial Condition, Liquidity and Capital Resources

Cash decreased by $5,530,000 from $12,009,000 at June 30, 2006 to $6,480,000 at December 31, 2006.

The cash balances are being held for acquisitions and working capital purposes. Included in this amount is $3,758,000 which is classified as restricted cash. This amount relates to cash used to secure borrowings of our subsidiary, Strategy First, as well as money retained in South Africa to satisfy any potential liability that may result from our tax dispute with the South African Revenue Service.

Working capital decreased by $20,533,000 from $9,575,000 at June 30, 2006 to a deficit of $10,958,000 at December 31, 2006. This decrease is primarily due to the result of the acquisition of Empire Interactive on December 1, 2006 which resulted in significant decreases to the cash balance and significant increases in current liabilities. The majority of these liabilities relate to the $5,248,00 note payable to the Empire Interactive shareholders, $4,276,000 in accounts payable at Empire Interactive, $6,027,000 in accrued expenses primarily royalties at Empire Interactive, Empire Bank Overdraft Facility of $2,173,000 and an increase in the current portion of our convertible secured debenture to $2,743,000

At December 31, 2006 we had borrowings of $2,968,000 which consisted of $2,173,000 in Empire’s Bank Overdraft Facility, $735,000 advances against the lines of credit, secured by the Company’s cash, and term loans of $60,000. Additionally, we have two outstanding debentures issued to DKR Oasis, with a combined face value of $5,000,000 net of repayments or costs incurred. We currently pay monthly interest on this amount at a rate of Prime plus 1.5%. Should there be no conversions of these debenture; principal payments will start on February 1, 2007 with the loan being amortized monthly through December 2008. we also have note obligations to Empire shareholders of $5,248,000 which accrue interest at an annual rate of 4% and are payable in full on October 31, 2007. Additionally, there is an earn-out payable to former Empire shareholders. The earn-out is based on a formula of Empire’s EBITDA for the fiscal year ended June 30, 2007. The maximum amounts under the earn out formula could reach $12,100,000 and would be due to former Empire shareholders on April 30, 2008.

We currently do not have sufficient cash on hand to meet our short and long term obligations. In order to meet these obligations, we will need to raise additional capital through the sale of equity or additional debt. There is however no guarantee that we will be successful in this regard.

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

We currently do not have sufficient cash on hand to meet our short and long term obligations. While in the past, the Company has succeeded in meeting its cash flow requirements through the raising of additional debt or equity, the sale of assets or through operating cash flow, there is no guarantee that it may be successful in doing so going forward. The Company’s failure to do so will raise substantial doubt as to it’s ability to continue as a going concern. Management’s plans to alleviate this uncertainty are as follows:

•
raise additional capital through the sale of equity or additional debt. To this end management has received various indications of interest from investors to raise additional capital either through subordinated debt, preferred stock or a placement of common stock.

•
generate significant short term operating earnings and cash flow primarily through its newly acquired subsidiary Empire Interactive. PLC. Empire currently has substantially completed the first Next Generation version of its best selling Flat Out franchise. The company anticipates that the launch of this game, along with Empire’s ongoing business will generate operating profits and cash flow in the short term.

•
The Company has approximately $2.6 million restricted cash in South Africa set aside to match its current South African tax assessment. The Company is vigorously seeking to set this assessment aside and if it does so these resources will be available for general corporate purposes.

•
In the event the Company is unsuccessful in any of the above measure, it may seek to renegotiate some of the terms of its larger short term liabilities, primarily related to the acquisition of Empire Interactive and its outstanding convertible debentures

Management believes that the actions that will be taken by the Company provide the opportunity for the Company to improve liquidity and achieve profitability. However there can be no assurance that such events will occur.

Critical Accounting Policies

The following is a discussion of the accounting policies that we believe are critical to our operations:

Revenue Recognition

Empire Interactive and Strategy First distribute the majority of their products through third-party software distributors to mass-merchant and major retailers and directly to certain entertainment software retailers, all of which have traditionally sold consumer entertainment software products. Additionally, the companies may license their products to distributors in exchange for royalty payments. The distribution of products is governed by purchase orders, distribution agreements or direct sale agreements, most of which allow for product returns and price markdowns. For product shipments to these software distributors or retailers, the companies record a provision for product returns and price markdowns as a reduction of gross sales at the time the product passes to these distributors or retailers.

The provision for anticipated product returns and price markdowns is primarily based upon the company’s analysis of historical product return and price markdown results. Should product sell-through results at retail store locations fall significantly below anticipated levels the adequacy of this allowance may be insufficient. The companies review the adequacy of its allowance for product returns and price markdowns and if necessary make adjustments.

In the case of royalty income, the companies record this income when earned based on sales reports from its distributors. In many cases, the companies receive guaranteed royalty income and these revenues are recorded upon signing of the royalty agreements.  These amounts are carried as accounts receivable until paid.

Development Costs

In the past, Empire Interactive has incurred significant software development expenses in connection with the production of their products. Under SFAS No. 86 an analysis needs to be conducted as to when commercial feasibility of a product is reached, thereafter development expenses are amortized. There are differing industry determinations in regard to commercial viability of an interactive entertainment software product. Historically, Empire’s management has taken the position that commercial feasibility is reached very late in the development process and therefore has not amortized any development costs in regard to their products. The Company is currently evaluating the appropriateness of this position and will make its own determination in this regard once it has completed its analysis.

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

The Company reviews goodwill annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 142, goodwill and other intangible assets. The Company performed its annual impairment test of goodwill as of June 30, 2006 and determined that goodwill was not impaired. While the Company believes that no impairment existed as of December 31, 2006, there can be no assurances that future economic or financial developments might not lead to an impairment of goodwill.

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

Interest Rate Risk

On December 31, 2006, our cash resources earned interest at variable rates. Accordingly, the Company’s return on these funds is affected by fluctuations in interest rates. The Company also has significant debt that is tied to interest rates and, therefore, any increase in interest rates will have a negative effect on the Company’s interest payments. At December 31, 2006, the Company had two convertible notes outstanding with a combined balance of $5 million. The interest on these convertible notes is based on a floating rate equal to prime plus 1.5%. A hypothetical 100 basis point change in interest rates would result in an approximate $50,000 change in annual interest expense.

In addition to the convertible debentures the Company had a secured line of credit facility at December 31, 2006 .Based on the December 31, 2006 Balance on this facility a hypothetical 100 basis point change in interest rates would result in an approximate $7,400 change in annual interest expense.

Foreign Currency Risk

Empire Interactive, PLC is incorporated in the United Kingdom. Empire sells products throughout the world. Its functional currency is the Pound Sterling. This has exposed it to market risk with respect to fluctuations in the relative value of the major currencies particularly the Euro, British Pound, and the US dollar.

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

At December 31, 2006, we had assets denominated in South African Rand of R 35.2 million ($ 5.0 million).

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

In April 2006, our First South African subsidiary received a letter from the South African Revenue Service (“SARS”) challenging certain tax treatment of dividends and operating loss carry forwards for the years 2002 through 2004. Subsequently SARS issued a tax assessment for approximately $3.0 million. The Company believes that its South African tax filings are in full compliance with all applicable laws and is vigorously defending its position in this regard. However, until such time as these issues are resolved, the Company will retain cash in an amount approximately equal to the assessment in South Africa to satisfy any potential liability that may arise. The Company has recorded an estimated liability of $618,000 in this regard but may be forced to increase this amount should it receive adverse information as it continues its appeal of the SARS assessment.

In January 2006, we brought an action against JoWood Software Productions AG seeking damages in the amount of approximately $850,000 for expenses incurred in connection with our unsuccessful acquisition of shares of JoWood. The case is being heard in the Vienna Commercial Court in Austria. A judgment is anticipated within the next few months

In March 2006 an action was brought against Empire Interactive, PLC and Empire Interactive Inc. by a financial advisory firm seeking damages of approximately $700,000 relating to an alleged breach of a business development agreement with Empire Interactive, PLC. On February 13, 2007, the case was settled with Empire agreeing to pay an amount of $230,000 due on April 19, 2007.

In June 2006, Empire Interactive, Inc. commenced litigation against Take Two Interactive Inc. (“Take Two”) in regard to the accounting and reporting of sales of various products by Take Two. To this point, Empire has received payments of approximately $1,416,000 from Take Two. Empire believes that there are still significant amounts due from Take Two and continues to pursue its claims in the London commercial courts.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors disclosed in Part I, Item 1 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2006 apart from the following:

If we are unsuccessful in raising additional capital in the future, we may not be able to continue to operate or grow our business.

The acquisition of Empire Interactive on December 4, 2006 has resulted in the Company assuming significant short term liabilities related both to payments owed under the terms of the acquisition agreement as well as to the operations of Empire. The Company currently does not have adequate cash resources to meet these obligations. Management’s plans to alleviate this uncertainty are discussed in MD&A under the “Financial Condition, Liquidity and Capital Resources” caption and Note 2 to the unaudited condensed consolidated financial statements. Management believes that the actions that will be taken by the Company provide the opportunity for the Company to improve liquidity and achieve profitability. However, there can be no assurance that such events will occur. Should the Company fail in its efforts as detailed in the MD&A this will raise substantial doubt as to its ability to continue as a going concern.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Memorandum of Association of the Registrant(2)

3.2	Bye-Laws of the Registrant(2)

4.3	Registration Rights Agreement, dated October 19, 2006, between the Registrant and the purchaser named therein(4)

10.1	Securities Purchase Agreement, dated as of October 19, 2006 among the Registrant ands each purchaser identified on the signature pages hereto (4)

31.1	Certificate Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(3)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
___________
(1)
Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-99180) filed on November 9, 1995, as amended on Form S-1/A No. 1, Form S-1/A No. 2, Form S-1/A No. 3 filed on December 27, 1995, January 16, 1996 and January 24, 1996, respectively and Form 10-Q for the fiscal quarter ended March 31, 2000.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 24, 2006.

(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date: February 20, 2007

SILVERSTAR HOLDINGS, LTD.

/s/ Clive Kabatznik
Clive Kabatznik
Chief Executive Officer
Chief Financial Officer