Form 10-Q/A
period 2006-12-31
SILVERSTAR HOLDINGS LTD
filed 2007-03-02
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one: Large accelerated filer Accelerated filer Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q (this “Amendment No. 1”) amends our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, originally filed with the Securities and Exchange Commission on February 20, 2007 (the “Original Filing”). We are filing this Amendment No. 1 to correct the math footing errors and select disclosures set forth below. These errors require the Company to revise its disclosure in Part I, Item 1 – Financial Statements, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3 Quantitative and Qualitative Disclosure about Mark Risk and Part II, Item 1A – Risk Factors of the Original Filing.

Condensed Consolidated Balance Sheets

	June 30, 2006
	Form 10Q	Form 10QA
Accrued royalty expense	822,463	82,463
	December 31, 2006
Line below Accumulated
comprehensive income	60,353	Deleted Line

Condensed Consolidated Statement Of Operations
Three Months Ended December 31, 2006

	Form 10Q	Form 10QA
Development costs and royalties	987,675	987,676
Operating loss	(1,385,878)	(1,385,879)
Other Income (expense)	(20)	-
Foreign currency gain(loss)	357,428	357,409
Provision for income taxes	3,360	(3,360)

Additionally, the Company has added disclosure in Note 11 to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding UK payroll taxes that are owed by Empire Interactive plc, the Company's UK subsidiary.

In accordance with applicable Securities and Exchange Commission rules, this Amendment No. 1 includes updated certifications from the Company’s principal executive officer and principal financial officer.

For the convenience of the reader, the remaining sections of the Original Filing, although not revised, are restated in this Amendment. Accordingly, this Amendment continues to describe conditions as of the date of the Original Filing, and should be read in conjunction with filings of the Company made with the Securities and Exchange Commission subsequent to the Original Filing.

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

PART II – OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6	Exhibits
SIGNATURES

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	December 31, 2006	June 30, 2006
Current Assets:
Cash and cash equivalents, includes restricted cash of
$735,209 and $647,797 respectively	$3,456,757	$9,075,259
Cash restricted for foreign tax estimated liability	3,022,734	2,933,342
Accounts receivable, net	2,808,955	637,135
Inventories, net	926,564	58,732
Current portion of long-term notes receivable	191,580	164,548
Prepaid expenses and other current assets	517,082	292,805

Total current assets	10,923,672	13,161,821

Property, plant and equipment, net	928,282	77,985
Investments in non-marketable securities	1,143,566	1,143,566
Long-term notes receivable	363,426	458,670
Goodwill, net	808,314	841,726
Intangible assets, net	32,044,788	1,412,854
Deferred tax asset	611,239	-
Deferred charges and other assets	490,716	441,367

Total assets	$47,314,003	$17,537,989

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	2,908,531	647,797
Current portion of long-term debt	59,834	180,323
Notes payable - acquisition	5,248,151	-
Current portion of convertible secured debentures	2,743,632	900,000
Accounts payable	4,180,637	304,088
Accrued royalty expense	2,329,384	82,643
Accrued payroll expense	1,427,228	49,846
Accrued expenses	2,365,883	822,463
Estimated liability for foreign tax	618,285	600,000

Total current liabilities	21,881,565	3,587,160
Long-term debt
Convertible secured debentures	1,952,084	2,318,455
Potential liability - Empire earn out	12,102,434	-
Obligation to issue common stock	256,892	231,892

Total liabilities	$36,192,975	$6,137,507

Commitments, contingencies and other matters
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized;
no shares issued and outstanding
Common stock, Class A, $0.01 par value, 50,000,000 shares authorized; 9,189,154
and 8,313,774 shares issued and outstanding, respectively	91,892	83,138
Common stock, Class B, $0.01 par value; 2,000,000 shares authorized;
835,260 share issued and outstanding	8,353	8,353
Common stock, FSAH Class B $0.001 par value; 10,000,000 shares authorized;
2,671,087 shares issued and outstanding	600	600
Additional paid-in capital	67,193,297	65,573,387
Accumulated deficit	(56,633,467)	(54,390,357)
Accumulated comprehensive income	460,353	125,361

Total stockholders' equity	11,121,028	11,400,482

Total liabilities and stockholders' equity	$47,314,003	$17,537,989

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2006	2005
Net Revenues	$2,960,789	$983,434
Operating expenses:
Cost of sales	1,252,001	147,664
Development costs and royalties	987,676	325,878
Selling, general and administrative	1,451,216	727,982
Amortization of intangibles	630,827	34,784
Depreciation	24,948	8,220

	4,346,668	1,244,528
Operating loss	(1,385,879)	(261,094)
Other income		17,468
Foreign currency gain (loss)	357,409	(15,697)
Acquisition costs incurred	-	(209,342)
Amortization of convertible debt discounts and issuance costs	(171,425)	(123,169)
Interest expense	(257,896)	(87,701)
Interest income	159,480	105,179

Loss from continuing operations before income taxes	(1,298,311)	(574,356)
Provision for income taxes	(3,360)	-

Loss from continuing operations	(1,301,671)	(574,356)

Discontinued operations:
Income from discontinued operations net of Income taxes of $0 and $0, respectively	-	119,393

Net loss	($1,301,671)	($ 454,963)

Income (loss) per share:
Basic
Continuing operations	($ .14)	($ 0.06)
Discontinued operations	-	$.01

Net loss	($ .14)	($ 0.05)

Diluted
Continuing operations	($ .14)	($ 0.06)
Discontinued operations	-	.01
Net loss	($ .14)	($ 0.05)
Basic	9,431,657	9,076,518

Diluted	9,431,657	9,548,425

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended December 31,
	2006	2005
Net Revenues	$3,239,534	$1,354,143
Operating Expenses:
Cost of sales	1,371,570	192,733
Development costs and royalties	1,055,716	442,863
Selling, general and administrative	2,065,171	1,315,326
Amortization of intangibles	673,188	68,702
Depreciation	32,678	16,227
	5,198,323	2,035,851
Operating loss	(1,958,789)	(681,708)
Other income (loss)	(9)	41,338
Foreign currency gains	95,355	17,540
Acquisition costs incurred	-	(209,342)
Amortization of convertible debt discounts and issuance costs	(330,532)	(123,169)
Interest expense	(360,722)	(94,836)
Interest income	314,948	189,293
Loss from continuing operations before income taxes	(2,239,749)	(860,884)
Provision for income taxes	(3,360)	-

Loss from continuing operations	(2,243,109)	(860,884)
Discontinued operations:
Income from discontinued operations net of Income taxes of $0 and $0, respectively	-	357,623

Net loss	($2,243,109)	($ 503,261)
Income (Loss) per share:
Basic
Continuing operations	($ 0.24)	($ 0.10)
Discontinued operations	$-	$.04

Net loss	($ 0.24)	($ 0.06)

Diluted
Continuing operations	($ 0.24)	($ 0.10)
Discontinued operations	$-	$.04

Net loss	($ 0.24)	($ 0.06)

Basic	9,290,346	9,072,551

Diluted	9,290,346	9,586,842

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Six Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net (loss) from operations	($2,243,109)	($ 503,261)
Depreciation and amortization	1,036,398	208,097
Loss on disposal of fixed assets	10,195	-
Stock-based compensation	77,585	34,188
Stock issued for services	58,740	-
Unrealized foreign currency gains	(113,913)	(71,657)
Accrued interest income on notes receivable	(14,453)	(120,031)
Changes in operating assets and liabilities, net	1,609,063	(399,287)
Increase in other assets	(10,932)	-
Increase in other liabilities	25,000	-
Net changes in assets and liabilities of discontinued operations	-	(628,028)

Net cash provided by( used in) operating activities	434,574	(1,479,979)

Cash flows from Investing activities:
Acquisition expenses capitalized	-	(3,322)
Cost paid for acquisition of Empire Interactive	(8,072,070)	-
Proceeds from sale of fixed assets	11,008	-
Purchase of fixed assets	(3,971)	(1,896)
Proceeds from repayment of long-term note receivable	99,281	48,164

Net cash provided by (used) in investing activities	(7,965,752)	42,946

Cash flows from financing activities:
Short term borrowings (repayments), net	(258,502)	628,412
Increase in deposits held in escrow	-	(1,184,450)
Increase in bank overdraft	-	65,865
Net proceeds from convertible debenture	1,129,714	4,373,301
Repayment of long term debt	-	(89,303)
Proceeds from private placement sales of common stock	650,000	-
Proceeds from the exercise of stock options	56,472	22,500
Net cash provided by discontinued operations	-	277,864

Net cash provided by financing activities	1,577,684	4,094,189

Effect of exchange rates on cash	334,992	66,289
Net increase (decrease) in cash and cash equivalents	(5,618,502)	2,723,445
Cash and cash equivalents, beginning of period	9,075,259	4,865,291

Cash and cash equivalents, end of period	$3,456,757	$7,588,736

Supplemental cash flow information:
Cash paid for interest	$296,404	$50,815

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

Reclassifications

Royalty expenses for the three and six months ending December 31, 2005 totaling $325,878 and $442,683, respectively, have been reclassified from cost of sales to development costs and royalties to conform to the fiscal 2007 presentation.

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

2006
Weighted average grant-date fair value of options granted	$1.04
Assumptions:
Risk free interest rate	4.65-4.71%
Expected life	2-4 years
Expected volatility	48-95%
Expected dividend yield	0.00

As of December 31, 2006, the Company had 1,297,405 stock options outstanding, of which 1,138,635 are fully vested. A summary of the activity in the Company’s stock option plans is as follows for the six months ended December 31, 2006:

	Share Options Outstanding	Weighted Average Exercise
Outstanding, beginning of year	1,287,405	2.17
Granted	170,000	1.85
Forfeited	(95,000)	.74
Exercised	65,000.87

Outstanding December 31, 2006	1,297,405	2.29

NOTE 4. INTANGIBLE ASSETS

The following table presents details of the purchase of finite-life intangibles as part of the acquisitions of Strategy First and Empire Interactive.

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Covenant not to compete	3 years	$42,867	($23,813)	$19,054
Game titles - Empire Interactive	5 years	31,357,466	(588,025)	30,769,441
Game titles - Strategy First	10 years	1,485,374	(229,081)	1,256,293

Balance on December 31, 2006		$32,885,707	($840,919)	$32,044,788

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Covenant not to compete	3 years	$44,638	($17,356)	$27,282
Game titles - Strategy First	10 years	1,546,773	(161,201)	1,385,572

Balance on June 30, 2006		$1,591,411	($178,557)	$1,412,854

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually.

The Covenant not to compete and the Game titles acquired as part of the acquisition of Strategy First are both amortized using the straight-line method. The Game titles of Empire are amortized over a five-year period based on weighted average expected sales from the date the title is launched. For titles that have not yet been launched as of December 31, 2006 a launch date was estimated to project future amortization.

Amortization expense for intangible assets for the six months periods ended December 31, 2006 and 2005 were $673,188 and $68,702, respectively. Estimated amortization expense for the rest of fiscal 2007 and for the succeeding five fiscal years is as follows:

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

The purchase price was allocated on the basis of the estimated fair values of the assets acquired and liabilities assumed. The acquisition was accounted for as a purchase. The final purchase price allocation will be completed after the Company’s valuation is finalized. The intangible assets identified in connection with the acquisition were recorded and are being amortized in accordance with the provisions of SFAS No. 141 and 142.

Purchase price:
Net assets acquired:
Current assets	$3,226,230
Fixed assets	898,804
Intangible assets	31,224,616
Other assets	608,650

Total assets	35,958,300
Total liabilities	(9,856,885)

$26,101,415

The following unaudited proforma summary presents consolidated financial information as if the acquisition of Empire Interactive had occurred effective July 1, 2006 and 2005, respectively. The proforma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the consolidated entities.

	Six Months Ended December 31,
	2006	2005
Net Revenues	$13,673,946	$14,250,004
Net Loss	($3,994,991)	($6,883,266)
Income (loss) per share
Basic and diluted
Continuing operations	($0.42)	($0.77)
Discontinued operations	-	$0.04
Net loss	($0.42)	$(0.73)

NOTE 6. DISCONTINUED OPERATIONS

On April 7, 2006, the Company sold all the assets and certain liabilities of Fantasy Sports, Inc. (“Fantasy Sports”) to FUN Technologies, LLC for approximately $4.4 million, including $3.85 million paid in cash at closing. The gain on disposal of this business segment was reported during the quarter ended June 30, 2006.

In accordance with accounting principles generally accepted in the United States of America, the net income related to Fantasy Sports has been included in discontinued operations in the company’s consolidated statements of operations.

The following summarizes the operating results of the discontinued operations.

Three Months Ended December 31,			Six Months Ended December 31,
	2006	2005		2006	2005
Revenue	$ -	$553,380	Revenue	$ -	$1,149,108
Net income	$ -	$119,393	Net Income	$ -	$ 357,623

NOTE 7. CASH FLOWS

Changes in operating assets and liabilities consist of the following:

	Six Months Ended December 31,
	2006	2005
Increase (decrease) in accounts receivable	111,813	($ 654,418)
Increase (decrease) in inventories	12,483	(52,251)
Increase in prepaid expenses and current assets	(149,128)	(219,311)
Increase in accounts payable	643,151	92,173
Increase (decrease) in accrued expenses	990,744	(51,490)
Increase in deferred revenue	-	486,010

	$1,609,063	($ 399,287)

Cash flows from operating activities - discontinued operations:
Changes in net assets and liabilities of discontinued operations
Depreciation and amortization	-	($ 3,856)
Changes in operating accounts	-	598,958
Changes in cash (included in) from net assets and from discontinued operations	-	32,926

Changes in net assets and liabilities of discontinued operations	-	$628,028

Cash flows from financing activities - discontinued operations:
Short-term borrowings (repayments), net	-	$277,864

Non-cash investing and financing activities were as follows:	-
Issuance of stock as payment for acquisition expenditures	$723,000	-
Issuance of Notes payable to former Empire shareholders	$5,208,502	-
Issuance of notes payable to former Empire shareholders contingent on earn out targets achieved	$12,051,061	-

NOTE 8. BUSINESS SEGMENTS

As a result of the sale of all the assets and certain liabilities of Fantasy Sports on April 7, 2006 the Company no longer operates in the internet fantasy sports games segment and now only operates in one segment — interactive entertainment software. The operations of Fantasy Sports which fully comprised the Company’s operations in the internet fantasy sports games segment have been reported as discontinued operations for the periods ended December 31, 2005.

The operations of the interactive entertainment software segment are focused on the development and publishing of software games for all game platforms. The interactive entertainment software segment is composed of the operations of Empire Interactive and Strategy First. Empire Interactive is a leading publisher of interactive entertainment software that is headquartered in the United Kingdom with offices in the United States, Germany, France and Spain. The company develops and publishes a varied range of titles for all current game platforms in North America, Europe and Asia.

Strategy First is headquartered in Montreal Canada and is a worldwide publisher of strategy based interactive entertainment software for the PC.

NOTE 9. DEBT

Line of Credit

In June 2002, the Company obtained a secured line of credit facility for borrowings up to $1.0 million, which is fully secured by cash balances held in the Company’s account. This liability is due on demand and has a floating interest rate that is based on the prime rate minus 1.75%. On December 31, 2006, the prime rate was 8.25%. The balance outstanding under this line of credit at December 31, 2006, and June 30, 2006 was $735,209 and $647,797, respectively.

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

The balance of the notes as of December 31, 2006 and June 30, 2006, net of unamortized discounts was as follows:

	December 31,2006	June 30,2006
Principal amount of notes	$5,000,000	$3,600,000
Discounts for beneficial conversion features	(84,127)	(60,122)
Discounts for fair value of warrants and options	(220,157)	(321,423)

Balance , net of unamortized discounts	$4,695,716	$3,218,455
Less current portion	(2,743,632)	(900,000)

Long-term portion	$1,952,084	$2,318,455

Scheduled maturities of the convertible debentures as of December 31, 2006 and June 30, 2006 were as follows:

	December 31, 2006	June 30, 2006
1 Year or less	$2,743,632	$900,000
1-2 Years	2,256,368	2,700,000

Total	$5,000,000	$3,600,000

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

At December 31, 2006, Empire owed £531,865 ($1,041,977) for UK payroll taxes of which £441,483 ($864,909) was past due. If UK payroll tax liabilities for the year ending March 31, 2007 are not remitted in full by April 19, 2007, interest will automatically be charged for the period following April 19, 2007. As of December 31, 2006, the interest rate in effect for late tax deposits was 7.5%. In addition, the UK tax authorities have the power to charge this rate of interest on overdue payroll taxes in respect to periods prior to April 19, 2007; however in practice, this is rare. We therefore do not believe that we will be assessed for interest on the overdue amounts in respect of the periods ending December 31, 2006.

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

Revenues

Net revenues increased to approximately $2,961,000 as compared to approximately $983,000 in the comparable quarter of the previous year due to acquisition of Empire Interactive which generated revenues of approximately $2,041,000.

Cost of Sales:

Cost of sales was approximately $1,252,000 in the second fiscal quarter 2007, or 42.2% of total revenues. Cost of sales for Empire Interactive was approximately $968,000 or 47.4% of Empire’s revenues while cost of sales for Strategy First was $284,000 or 30.9% of Strategy First’s revenues. For the quarter ending December 31, 2005, cost of sales was approximately $148,000 or 15.1%. This increase in gross margin is primarily the result of lower gross margins for console games, which make up the majority of Empire’s sales, as opposed to PC products. In 2005 a significant portion of Strategy First’s sales were generated through foreign royalty sales which had no associated cost of sales

Development Costs and Royalties:

Development costs and royalties were approximately $988,000 in the second fiscal quarter 2007, or 33.4% of total revenues. Development Costs and royalties for Empire Interactive totaled approximately $872,000 or 42.7% of Empire’s revenues. Royalty costs for Strategy First were approximately $116,000 or 12.6% as compared to approximately $326,000 or 33.2% during the same period in the prior fiscal year. Strategy First does not expend significant amounts on development while Empire Interactive typically budgets large amounts for annual development. In 2005 a significant portion of Strategy First’s sales were generated through foreign royalty sales, which had no associated royalty costs

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended December 31, 2006 were approximately $1,451,000. Selling, general and administrative expenses for Empire Interactive were approximately $696,000 while selling, general and administrative expenses for Strategy First were approximately $473,000. Corporate overhead was approximately $282,000. In the quarter ended December 31, 2005 selling, general and administrative expenses were approximately $728,000 of which Strategy First accounted for approximately $478,000 with corporate overhead accounting for approximately $250,000 .

Amortization and Depreciation

Amortization of intangible assets increased to approximately $631,000 in the second quarter of fiscal 2007 as compared to approximately $35,000 in the comparable period last year. This increase is primarily due to the amortization of intangible assets acquired in the Empire Interactive transaction of approximately $589,000. Depreciation expenses were approximately $25,000 for the second quarter of fiscal 2007 and approximately $8,000 in fiscal 2006. Depreciation expense for Empire Interactive was approximately $17,000 during the quarter ended December 31, 2006.

Foreign Currency Gains (Losses)

Foreign currency gains or losses are primarily related to the financial assets remaining in South Africa. Foreign currency gains during the second quarter of 2007 were approximately $357,000.Gains of approximately $263,000 related to the remaining assets from the sale of discontinued South African operations. Empire realized foreign currency gains of approximately $132,000 and Strategy First realized foreign currency losses of approximately $38,000. The foreign currency losses during the second quarter of fiscal 2006 were approximately $16,000. The functional currency of Empire Interactive is the British pound and its products are sold throughout the world. The functional currency of Strategy First is the Canadian dollar and its products are sold throughout North America and Europe. Gains (losses) from discontinued South African operations are the result of fluctuations of the South African Rand against the US dollar.

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

Amortization of Convertible Debt Discounts and Issuance Costs

Amortization of convertible debt discounts and issuance costs were approximately $171,000 in the second quarter fiscal 2007 as compared to approximately $123,000 in the comparable period last year. In fiscal 2006 we recorded two months amortization as compared to three months in the current period

Interest Income

Interest income of approximately $159,000 was recorded during the three months ended December 31, 2006 as compared to interest income of approximately $105,000 in the prior year. The increase of approximately $54,000 is primarily the result of the Company’s increase in the average cash balances held during the quarter ended December 31, 2006 as compared to December 31, 2005.

Interest Expense

Interest expense of approximately $258,000 was recorded during the second quarter of fiscal 2007 as compared to approximately $88,000 in the same period of the prior year. Empire Interactive incurred interest expenses of approximately $126,000 for the three months ending December 31, 2006.

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

Discontinued Operations

During the second quarter of fiscal 2006, we recognized gains of approximately $119,000 from the discontinued operations of Fantasy Sports, Inc. On April 7, 2006, the Company sold all the assets and certain liabilities of Fantasy Sports, Inc. to FUN Technologies, LLC for approximately $4.4 million, including $3.85 million paid in cash at closing.

Net Loss

We have recognized a net loss of approximately $1,302,000 during the second quarter fiscal 2007 compared to a net loss of approximately $455,000 during the same period in the prior fiscal year primarily as the result of losses incurred by Empire Interactive during the quarter ending December 31, 2006.

Six Months Ended December 31, 2006 As Compared to Six Months Ended December 31, 2005

Revenues

Net revenues increased to approximately $3,240,000 as compared to approximately $1,354,000 in the comparable period of the previous year, due to the acquisition of Empire Interactive which generated revenues of approximately $2,041,000 while Strategy First generated revenues of approximately $1,199,000.

Cost of Sales:

Cost of sales was approximately $1,372,000 in the first six months of fiscal 2007, or 42.3% of total revenues. Cost of sales for Empire Interactive was approximately $968,000 or 47.4% of Empire’s revenues while cost of sales for Strategy First was approximately $404,000 or 33.7% of Strategy First’s revenues. For the six months ended December 31, 2005, cost of sales was $193,000 or 14.2%. This increase in gross margin is primarily the result of lower gross margins for console games, which make up the majority of Empire’s sales, as opposed to PC products. In 2005 a significant portion of Strategy First’s sales were generated through foreign royalty sales, which had no associated cost of sales.

Development Costs and Royalties:

Development costs and royalties were approximately $1,056,000 in the first two quarters of fiscal 2007, or 33.1% of total revenues. Development costs and royalties for Empire Interactive totaled approximately $905,000 or 44.3% of Empire’s revenues. Royalty costs for Strategy First were 184,000 or 15.3% of Strategy’s revenues as compared to 443,000 or 36.9% during the same period in the prior fiscal year. Strategy First does not expend significant amounts on development while Empire Interactive typically budgets large amounts for annual development. In 2005 a significant portion of Strategy First’s sales were generated through foreign royalty sales, which had no associated royalty costs

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended December 31, 2006 were approximately $2,065,000. Selling, general and administrative expenses for Empire Interactive were approximately $696,000 while selling, general and administrative expenses for Strategy First were approximately $845,000. Corporate overhead was approximately $524,000. For the six months ended December 31, 2005, selling general and administrative expenses were approximately $1,315,000 of which Strategy First accounted for approximately $838,000 with corporate overhead accounting for approximately $477,000. The increase in corporate overhead was primarily the result of increased professional fees and stock based on compensation expense during the six months ended December 31, 2006.

Amortization and Depreciation

Amortization of intangible assets increased to approximately $673,000 during the first six months of fiscal 2007 as compared to approximately $68,000 in the comparable period last year. This increase is primarily due to the amortization of intangible assets acquired in the Empire Interactive transaction of approximately $589,000. Depreciation expenses were approximately $33,000 for the six months ending December 31, 2006 and approximately $16,000 in fiscal 2006. Depreciation expense for Empire Interactive was approximately $17,000 during the six months ended December 31, 2006.

Foreign Currency Gains (Losses)

Foreign currency gains or losses are primarily related to the financial assets remaining in South Africa. Foreign currency gains during the first six months of fiscal 2007 were approximately $95,000. Approximately $10,000 of the gains related to the remaining assets from the sale of discontinued South African operations. Empire realized foreign currency gains of approximately $132,000 and Strategy First realized foreign currency losses of approximately $47,000. The foreign currency gains during the first six months offiscal 2006 were approximately $18,000, consisting of foreign currency gains of approximately $44,000 related to the remaining assets from the sale of discontinued South African operations, approximately $2,000 in gains recognized by Strategy First and approximately $28,000 in losses recognized by the parent company.

Amortization of Convertible Debt Discounts and Issuance Costs

Amortization of convertible debt discounts and issuance costs were approximately $331,000 in the first two quarters of fiscal 2007 as compared to approximately $123,000 in the comparable period last year. In fiscal 2006 we recorded two months amortization as compared to six months in the Fiscal 2007.

Interest Income

Interest income of approximately $315,000 was recorded during the six months ended December 31, 2006 as compared to interest income of approximately $189,000 in the prior year’s comparable period. The increase of approximately $126,000 is primarily the result of the Company’s increase in the average cash balances held during the six months ended December 31, 2006 as compared to December 31, 2005.

Interest Expense

Interest expense of approximately $361,000 was recorded during the first two quarters of fiscal 2007 as compared to approximately $95,000 in the same period of the prior year. Empire Interactive incurred interest expenses of approximately $126,000 for the six months ended December 31, 2006. Interest expense also increased as a result of significant increases in debt obligations that occurred during the six months ended December 31, 2006 as compared to the comparable period of last year.

Discontinued Operations

During the first six months of fiscal 2006, we recognized gains of approximately $357,000 from the discontinued operations of Fantasy Sports, Inc. On April 7, 2006, the Company sold all the assets and certain liabilities of Fantasy Sports, Inc. to FUN Technologies, LLC for approximately $4.4 million, including $3.85 million paid in cash at closing.

Net Loss

We have recognized a net loss of approximately $2,243,000 during the first two quarters of fiscal 2007 compared to a net loss of approximately $503,00 during the same period in the prior fiscal year. Operating earnings (loss) before Interest Depreciation and Amortization (“EBITDA”) was approximately ($1,253,000) for the first two quarters of 2007 as compared to ($594,000) in fiscal 2006.

Financial Condition, Liquidity and Capital Resources

Cash decreased by approximately $5,530,000 from $12,009,000 at June 30, 2006 to approximately $6,480,000 at December 31, 2006.

The cash balances are being held for acquisitions and working capital purposes. Included in this amount is approximately $3,758,000 which is classified as restricted cash. This amount relates to cash used to secure borrowings of our subsidiary, Strategy First, as well as money retained in South Africa to satisfy any potential liability that may result from our tax dispute with the South African Revenue Service.

Working capital decreased by approximately $20,533,000 from approximately $9,575,000 at June 30, 2006 to a deficit of approximately $10,958,000 at December 31, 2006. This decrease is primarily due to the result of the acquisition of Empire Interactive on December 1, 2006, which resulted in significant decreases to the cash balance and significant increases in current liabilities. Current liability increases related to the acquisition of Empire Interactive, consist of approximately a $5,248,000 note payable to the former Empire Interactive shareholders, approximately $3,832,000 in accounts payable, approximately $6,122,000 in accrued expenses, and Empire’s line of credit of approximately $2,173,000. The current portion of our convertible secured debentures increased to approximately $2,743,000 at December 31 as compared to $900,000 at June 30, 2006.

At December 31, 2006, Empire owed £531,865 ($1,041,977) for UK payroll taxes of which £441,483 ($864,909) was past due. If UK payroll tax liabilities for the year ending March 31, 2007 are not remitted in full by April 19, 2007, interest will automatically be charged for the period following April 19, 2007. As of December 31, 2006, the interest rate in effect for late tax deposits was 7.5%. In addition, the UK tax authorities have the power to charge this rate of interest on overdue payroll taxes in respect to periods prior to April 19, 2007; however in practice, this is rare. We therefore do not believe that we will be assessed for interest on the overdue amounts in respect of the periods ending December 31, 2006.

At December 31, 2006 we had borrowings of approximately $2,968,000, which consisted of approximately $2,173,000 in Empire’s line of credit, approximately $735,000 advances against the corporate line of credit, secured by the Company’s cash, and term loans of approximately $60,000. Additionally, we have two outstanding debentures issued to DKR Oasis, with a combined face value of $5,000,000 net of repayments or costs incurred. We currently pay monthly interest on this amount at a rate of prime plus 1.5%. Should there be no conversion of this debenture, principal payments will start on February 1, 2007 with the loan being amortized monthly through December 2008. We also have note obligations to Empire shareholders of $5,248,000 that accrue interest at an annual rate of 4% and are payable in full on October 31, 2007. Additionally, there is an earn-out payable to former Empire shareholders. The earn-out is based on a formula of Empire’s EBITDA for the fiscal year ended June 30, 2007. The maximum amounts under the earn out formula could reach $12,100,000 and would be due to former Empire shareholders on April 30, 2008.

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

We currently do not have sufficient cash on hand to meet our short and long term obligations. While in the past, the Company has succeeded in meeting its cash flow requirements through the raising of additional debt or equity, the sale of assets or through operating cash flow, there is no guarantee that it may be successful in doing so going forward. The Company’s failure to do so will raise substantial doubt as to its ability to continue as a going concern. Management’s plans to alleviate this uncertainty are as follows:

•	raise additional capital through the sale of equity or additional debt. To this end management has received various indications of interest from investors to raise additional capital either through subordinated debt, preferred stock or a placement of common stock.

•	generate significant short term operating earnings and cash flow primarily through its newly acquired subsidiary Empire Interactive. PLC. Empire currently has substantially completed the first Next Generation version of its best selling Flat Out franchise. The company anticipates that the launch of this game, along with Empire’s ongoing business will generate operating profits and cash flow in the short term.

•	The Company has approximately $2.6 million restricted cash in South Africa set aside to match its current South African tax assessment. The Company is vigorously seeking to set this assessment aside and if it does so these resources will be available for general corporate purposes.

•	In the event the Company is unsuccessful in any of the above measure, it may seek to renegotiate some of the terms of its larger short term liabilities, primarily related to the acquisition of Empire Interactive and its outstanding convertible debentures.

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

The provision for anticipated product returns and price markdowns is primarily based upon the company’s analysis of historical product return and price markdown results. Should product sell-through results at retail store locations fall significantly below anticipated levels the adequacy of this allowance may be insufficient. The companies review the adequacy of their respective allowances for product returns and price markdowns and if necessary make adjustments.

In the case of royalty income, the companies record this income when earned based on sales reports from its distributors. In many cases, the companies receive guaranteed royalty income and these revenues are recorded upon signing of the royalty agreements.  These amounts are carried as accounts receivable until paid.

Development Costs

In the past, Empire Interactive has incurred significant software development expenses in connection with the production of their products. Under SFAS No. 86 an analysis needs to be conducted as to when commercial feasibility of a product is reached, thereafter development expenses are amortized. There are differing industry determinations in regard to commercial viability of an interactive entertainment software product. Historically, Empire’s management has taken the position that commercial feasibility is reached very late in the development process and therefore has not capitalized any development costs in regard to their products. The Company is currently evaluating the appropriateness of this position and will make its own determination in this regard once it has completed its analysis.

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

Intangible Assets

Intangible assets include software game titles and non-competition agreements. Intangible assets, excluding goodwill and Empire game titles are stated on the basis of cost and are amortized on a straight-line basis over estimated lives of three to ten years. Empire game titles are amortized over a five-year period based on weighted average expected sales from the date the title is launched. For titles that have not yet been launched as of December 31, 2006 a launch date was estimated to project future amortization

Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise. Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets. Should these cash flows not equal or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required.

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

In addition to the convertible debentures the Company had a secured line of credit facility at December 31, 2006. Based on the December 31, 2006 balance on this facility, a hypothetical 100 basis point change in interest rates would result in an approximately $7,400 change in annual interest expense.

Empire Interactive has an expired line of credit secured by its receivables, inventory, real property and intangible assets. As of December 31, 2006, the amount outstanding under this facility was approximately $2,173,000. The line of credit accrues interest at an annual rate of 7.25%. A hypothetical 100 basis point change in interest rates would result in an approximately $21,400 change in annual interest expense.

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

The acquisition of Empire Interactive on December 4, 2006 has resulted in the Company assuming significant short-term liabilities related both to payments owed under the terms of the acquisition agreement as well as to the operations of Empire. The Company currently does not have adequate cash resources to meet these obligations. Management’s plans to alleviate this uncertainty are discussed in MD&A under the “Financial Condition, Liquidity and Capital Resources” caption and Note 2 to the unaudited condensed consolidated financial statements. Management believes that the actions that will be taken by the Company provide the opportunity for the Company to improve liquidity and achieve profitability. However, there can be no assurance that such events will occur. Should the Company fail in its efforts as detailed in the MD&A this will raise substantial doubt as to its ability to continue as a going concern.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Memorandum of Association of the Registrant(2)
3.2	Bye-Laws of the Registrant(2)
4.3	Registration Rights Agreement, dated October 19, 2006, between the Registrant and the purchaser named therein(4)
10.1	Securities Purchase Agreement, dated as of October 19, 2006 among the Registrant and each purchaser identified on the signature pages hereto (4)
31.1	Certificate Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(3)
32.1	Certification Pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

_________________

(1)

Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-99180) filed on November 9, 1995, as amended on Form S-1/A No. 1, Form S-1/A No. 2, Form S-1/A No. 3 filed on December 27, 1995, January 16, 1996 and January 24, 1996, respectively, and Form 10-Q for the fiscal quarter ended March 31, 2000.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 24, 2006.

(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date: March 2, 2007

SILVERSTAR HOLDINGS, LTD. /s/ Clive Kabatznik Clive Kabatznik Chief Executive Officer Chief Financial Officer