Form 10-Q
period 2007-03-31
SILVERSTAR HOLDINGS LTD
filed 2007-05-15
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Title of Class	Shares Outstanding on May 7, 2007
Class A Common Stock	9,384,172
Class B Common Stock	814,786

Total	10,198,958

SILVERSTAR HOLDINGS, LTD.

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2007	June 30, 2006
	(Unaudited)
Current Assets:
Cash and cash equivalents, includes restricted cash of
$747,465 and $647,797 respectively	$ 2,032,242	$ 9,075,259
Cash restricted for foreign tax estimated liability	2,930,118	2,933,342
Accounts receivable, net	2,420,531	637,135
Inventories, net	722,943	58,732
Current portion of long-term notes receivable	211,609	164,548
Prepaid expenses and other current assets	566,832	292,805

Total current assets	$ 8,884,275	13,161,821

Property, plant and equipment, net	943,421	77,985
Software development costs, net	2,521,838	-
Investments in non-marketable securities	1,143,566	1,143,566
Long-term notes receivable	280,487	458,670
Goodwill, net	815,656	841,726
Intangible assets, net	30,171,545	1,412,854
Deferred tax asset	612,299	-
Deferred charges and other assets	397,786	441,367

Total assets	$ 45,770,873	$ 17,537,989

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Lines of credit	$ 3,099,825	$ 647,797
Current portion of long-term debt	-	180,323
Notes payable - acquisition	5,309,662	-
Current portion of convertible secured debentures	2,679,996	900,000
Accounts payable	4,666,280	304,088
Accrued royalty expense	3,026,215	82,643
Accrued payroll expense	1,549,486	49,846
Accrued expenses	1,495,294	822,463
Estimated liability for foreign tax	599,340	600,000

Total current liabilities	22,426,098	3,587,160

Long-term debt
Convertible secured debentures	2,092,322	2,318,455
Potential liability - Empire earn out	12,123,438	-
Other long-term liabilities	396,584	231,892

Total Liabilities	$ 37,038,442	$ 6,137,507

Commitments, contingencies and other matters
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized;
no shares issued and outstanding
Common stock, Class A, $0.01 par value, 50,000,000 shares authorized; 9,361,749 [1,496,700
shares in treasury] and 8,313,774 shares issued and outstanding, respectively	93,617	83,138
Common stock, Class B, $0.01 par value; 2,000,000 shares authorized; 835,260 share issued and
outstanding	8,353	8,353
Common stock, FSAH Class B $0.001 par value; 10,000,000 shares authorized; 2,671,087 shares
issued and outstanding	600	600
Additional paid-in capital	67,543,718	65,573,387
Accumulated deficit	(59,384,494)	(54,390,357)
Accumulated comprehensive income	470,637	125,361

Total stockholders' equity	8,732,431	11,400,482

Total liabilities and stockholders' equity	$ 45,770,873	$ 17,537,989

See notes to condensed consolidated financial statements

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Net Revenues	$4,603,017	$1,494,991
Operating expenses:
Cost of sales	1,782,905	238,017
Development costs and royalties	399,609	456,286
Selling, general and administrative	2,689,716	744,786
Amortization of software development costs	53,617	-
Amortization of acquired intangibles	1,929,917	35,350
Depreciation	62,458	8,295
	6,918,222	1,482,734

Operating (loss) income	(2.315,205)	12,257

Other (expense) income	(426)	37
Foreign currency loss	(88,212)	(165,070)
Acquisition costs incurred	-	(75,436)
Amortization of convertible debt discounts and issuance costs	(172,990)	(184,753)
Interest expense	(254,155)	(123,544)
Interest income	89,697	135,209

Loss from continuing operations before income taxes	(2,741,291)	(401,300)
Provision for income taxes	(9,737)	-

Loss from continuing operations	(2,751,028)	(401,300)

Discontinued operations:
Loss from discontinued operations net of Income taxes of $0
and $0, respectively	-	(206,812)

Net loss	($2,751,028)	($608,112)

Loss per share:
Basic and diluted
Continuing operations	($.27)	($.05)
Discontinued operations	-	(.02)

Net loss	($.27)	($.07)

Weighted average common stock outstanding:
Basic and diluted	10,119,834	9,098,584

See notes to condensed consolidated financial statements

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended March 31,
	2007	2006
Net Revenues	$7,842,551	$2,849,134
Operating Expenses:
Cost of sales	3,154,475	429,010

Development costs and royalties	1,455,325	900,889
Selling, general and administrative	4,754,887	2,060,112
Amortization of software development costs	53,617	-
Amortization of acquired intangibles	2,603,105	104,052
Depreciation	95,136	24,522

	12,116,545	3,518,585

Operating loss	(4,273,994)	(669,451)

Other income (expense)	(434)	41,375
Foreign currency gains (losses)	7,143	(147,530)
Acquisition costs incurred	-	(284,778)
Amortization of convertible debt discounts and issuance costs	(503,522)	(307,922)
Interest expense	(614,878)	(218,380)
Interest income	404,645	324,502

Loss from continuing operations before income taxes	(4,981,040)	(1,262,184)

Provision for income taxes	(13,907)	-

Loss from continuing operations	(4,994,137)	(1,262,184)

Discontinued operations:
Income from discontinued operations net of income taxes of $0
and $0, respectively	-	150,811

Net loss	($4,994,137)	($1,111,373)
Income (loss) per share:
Basic and diluted
Continuing operations	($.52)	($.14)
Discontinued operations	-	.02

Net loss	($.52)	($.12)

Weighted average common stock outstanding:
Basic and diluted	9,566,842	9,081,229

See notes to condensed consolidated financial statements

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Nine Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	($4,994,137)	($1,111,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,255,380	436,493
Loss on disposal of fixed assets	10,195	-
Stock-based compensation	196,824	51,282
Stock issued for services	308,740	-
Bad debt expense	80,801	-
Unrealized foreign currency gains	(19,215)	(12,647)
Accrued interest income on notes receivable	(20,782)	(183,175)
Changes in operating assets and liabilities, net	(119,006)	(468,421)
Increase in other assets	(14,675)	-
Increase in other liabilities	173,025	-
Net changes in assets and liabilities of discontinued operations	-	(309,968)

Net cash used in operating activities	($1,142,850)	($1,597,809)

Cash flows from investing activities:
Acquisition expenses capitalized	-	(4,140)
Cash paid for acquisition of Empire	(8,072,070)	-
Proceeds from sale of fixed assets	11,008	-
Investment in marketable securities	-	(300,000)
Purchase of intangible assets	-	(200,000)
Purchase of fixed assets	(80,503)	(1,896)
Proceeds from repayment of long-term note receivable	151,662	88,691

Net cash used in investing activities	($7,989,903)	($417,345)

Cash flows from financing activities:
Short term borrowings (repayments), net	(66,302)	637,069
Net proceeds from convertible debenture	1,129,714	4,373,301
Repayment of long term debt	-	(128,927)
Proceeds from private placement sales of common stock	650,000	-
Proceeds from the exercise of stock options	56,472	-
Purchase of treasury stock	(25,424)	-
Issuance of common stock	-	22,500
Net cash provided by discontinued operations	-	182,048

Net cash provided by financing activities	$1,744,460	$5,085,991

Effect of exchange rates on cash	345,276	61,157
Net increase (decrease) in cash and cash equivalents	(7,043,017)	3,131,994
Cash and cash equivalents, beginning of period	9,075,259	4,865,291

Cash and cash equivalents, end of period	$2,032,242	$7,997,285

Supplemental cash flow information:
Cash paid for interest	$550,560	$182,963

Cash paid for income taxes	$10,025	-

See notes to condensed consolidated financial statements

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.     FINANCIAL INFORMATION

Silverstar Holdings, Ltd. (the “Company”) is a holding company that seeks to acquire businesses fitting a predefined investment strategy. The Company is the parent company of Empire Interactive, PLC (“Empire”), a leading worldwide publisher of interactive entertainment software for all game platforms, as well as Strategy First, Inc. (“Strategy First”), a leading worldwide publisher of entertainment software for the Personal Computer (PC). The Company is also a minority shareholder in Magnolia Broadband Wireless, a development stage company which is developing mobile wireless broadband products.

NOTE 2.     LIQUIDITY CONSIDERATIONS

We currently do not have sufficient cash on hand to meet our short and long term obligations. Historically, the Company has met its cash flow requirements through the sale of debt or equity, the sale of assets or through operating cash flow. However, there is no guarantee that the Company will be successful in meeting its cash flow requirements going forward. Management’s plans to meet its ongoing cash requirement as follows:

•	Raise additional capital through the sale of equity or additional debt. To this end the Company has retained an investment banking firm to assist the Company in its capital raise.

•	The Company is in the process of amending the terms of its Secured Convertible Debentures with DKR Soundshore Oasis. Under the terms of the proposed amendment (i) the maturity dates of the Debentures will be extended to April 30, 2010; (ii) there will be no amortization of principal under the Debentures and (iii) the Debentures will be mandatorily convertible if the closing sale price of the Company’s common stock equals or exceeds $3.48 per share. The mandatory conversion will be subject to volume requirements. The formal approval of the amendment is subject to the Company completing a sale of its equity or debt referred to above.

•	Generate significant short term operating earnings and cash flow primarily through its newly acquired subsidiary Empire. Empire has substantially completed the first Next Generation version of its best selling Flat Out franchise. The Company anticipates that the launch of this game, along with Empire’s ongoing business will generate operating profits and cash flow in the short term. Empire recently signed a US distribution agreement with a major entertainment publisher for Flat Out Ultimate Carnage. The terms of the agreement are confidential but provide significant short term cash flow to the Company. This short term cash flow is subject to certain conditions and requirements standard in contracts of this nature. Since the title is substantially completed, with the lead Xbox 360 version due for European release in June, Empire has effectively met most of these requirements.

•	The Company has approximately $2.9 million of restricted cash in South Africa set aside to match its current South African tax assessment. The Company participated in an arbitration meeting with the South African Revenue Service (“SARS”) in which SARS agreed in principle to drop the larger of its two assessments against the Company. Pending formal approval of this decision, the Company will have access to approximately $1.7 million of its restricted cash.

Management believes that these actions and others to be taken by the Company will provide the opportunity for it to improve liquidity and achieve profitability. However, there can be no assurance that any of these events will occur.

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

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position of the Company as of March 31, 2007 and the results of operations and cash flows for the interim periods of the fiscal year ending June 30, 2007 (“fiscal 2007”) and the fiscal year ended June 30, 2006 (“fiscal 2006”) presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2006.

Net Income or Loss Per Share

Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock reflecting the dilutive effect of stock options, warrants, convertible debentures and shares to be issued in connection with prior acquisitions. Dilutive potential shares of common stock, stock options, warrants and convertible debentures for all periods presented are computed utilizing the treasury stock method. The dilutive effect of shares to be issued in connection with the obligations related to prior acquisitions is computed using the average market price for the quarter. Common equivalent shares are excluded from the calculation where a loss is reported because their effect would be anti-dilutive.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and all highly liquid investments with original maturities of three months or less. The vast majority of our cash balances are held in liquid accounts at two highly rated financial institutions. While these deposits are not insured, the quality of such financial institutions is such that the risks of loss on these funds are minimal. Restricted cash balances at March 31, 2007 totaled $747,465 which is used as collateral on the Company’s line of credit.

Reclassifications

Royalty expenses for the three and nine months ending March 31, 2007 totaling $456,286 and $900,889, respectively, have been reclassified from cost of sales to development costs and royalties to conform to the fiscal 2007 presentation.

Software Development Cost

Historically, Empire has incurred significant software development expenses in connection with the production of its products. Pursuant to SFAS No. 86 an analysis must be conducted to determine when commercial feasibility of a product is reached. Once commercial feasibility of a product is reached, development expenses should start to be capitalized and then the amortization process begins. There is no consensus in the interactive entertainment software industry with respect to commercial feasibility of a product. Empire’s management took the position that commercial feasibility was reached toward the end of the development process and not as come other companies do, i.e. at the beginning of the process. As a result Empire has not capitalized any development costs with respect to its products. As previously disclosed, the Company undertook an evaluation and analysis of the appropriateness of this position. This analysis was completed during the current quarter. Based on this evaluation and analysis, the Company determined that there is a clearly defined decision point early in the development process where a product evolves from concept to commercial feasibility. This decision point is either reached with the consent of third parities or through an internal process where management decides to move forward with a product’s development once a game concept has been approved. The Company also concluded those instances in which concept approval had been given and a game did not become a commercial product did not have a material adverse effect on the Company. As a result, the Company has now decided to capitalize research and development expenses after concept approval.

During the quarter ended December 31, 2006, $693,268 (£353,209 based on the December, 2006 foreign exchange rate of $1.96277 US dollars to the UK pound) of software development costs were expensed. This will have the effect of reducing the current quarter’s loss by $690,242 (£353,209 based on the quarter ended March 31, 2007 foreign exchange rate of 1.95449 US dollars to the UK pound) and represents the amount of software development cost expensed during the quarter ended December 31, 2006, capitalized during the current quarter. During the quarter ended March 31, 2007, the Company capitalized $2,575,675 in research and development costs.

The table sets forth below the effect on the quarterly earnings had the Company capitalized its software development costs starting on December 1, 2006.

	Nine Months Ended March 31, 2007	Quarter Ended March 31, 2007	Quarter Ended December 31, 2006	Quarter Ended September 30, 2006
Net loss as reported	($4,994,137)	($2,751,028)	($1,301,671)	($941,438)
Effect of change	3,026	(690,242)	693,268	0

Net loss assuming capitalization
starting December 1, 2006	($4,991,111)	($3,441,270)	($608,403)	($941,438)

Loss per share as reported:
Basic and diluted	($0.52)	($0.27)	($0.14)	($0.10)

Loss per share assuming capitalization
starting December 1, 2006:
Basic and diluted	($0.52)	($0.34)	($0.06)	($0.10)

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” This standard replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The standard requires companies to recognize all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values on the grant date and is effective for annual periods beginning after June 15, 2005. In accordance with the revised statement, the Company recognizes the expenses attributable to stock options granted or vested subsequent to July 1, 2005. During the nine month periods ending March 31, 2007 and March 31, 2006 the Company recognized expenses of $155,157 and $51,282 respectively, for employee stock options that vested during fiscal years 2007 and 2006. The company also recognized expenses of $41,667 and $0 for the vesting of 37,955 restricted shares that were granted in the fourth quarter of the fiscal year ended June 30, 2006. Based on existing unvested option agreements the Company anticipates an additional expense of approximately $37,000 in fiscal 2007 which could increase if additional options are granted during the fiscal year. As of March 31, 2007, $141,308 of total unrecognized compensation costs related to non-vested options is scheduled to be recognized over a weighted average period of 1.47 years.

The weighted average grant date fair value of options granted during the nine months ended March 31, 2007 and the significant assumptions used in determining the underlying fair value of each option grant on the date of the grant utilizing the Black Scholes option pricing model are noted in the following table. Expected volatility is based on historical volatility data of the Company’s stock. The expected term of stock options granted is based on historical data and represents the period of time that stock options are expected to be outstanding. The risk-free rate of the stock options is based on the United States Treasury rate in effect at the time of grant. For the nine months ended March 31, 2006, the Company did not grant stock options.

2007
Weighted average grant-date fair value of options granted	$.71

Assumptions:
Risk free interest rate	4.65-4.82%
Expected life	2-5 years
Expected volatility	48-111%
Expected dividend yield	0%

As of March 31, 2007, the Company had 1,435,000 stock options outstanding, of which 1,243,373 are fully vested. A summary of the activity in the Company’s stock option plans is as follows for the six months ended March 31, 2007:

	Share Options Outstanding	Weighted Average Exercise
Outstanding, beginning of year	1,287,405	2.17
Granted	307,595	1.80
Forfeited	(95,000)	.74
Exercised	(65,000)	.87

Outstanding March 31, 2007	1,435,000	2.24

NOTE 4.     SOFTWARE DEVELOPMENT COSTS

As of March 31, 2007 and June 30, 2006 net capitalized software development costs totaled $2,521,838 and $0 respectively. Total costs capitalized during the nine months ending March 31, 2007 were $2,575,675. Accumulated amortization at March 31, 2007 totaled $53,837. Capitalized software development costs are amortized over a five-year period based on weighted average expected sales from the date the title is launched

NOTE 5.     INTANGIBLE ASSETS

The following table presents details of the purchase of finite-life intangibles as of March 31, 2007 that were acquired as part of the acquisitions of Strategy First and Empire.

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Covenant not to compete - Strategy First	3 years	$43,256	($27,635)	$15,621
Game titles - Strategy First	10 years	1,498,867	(268,639)	1,230,228
Game titles - Empire	5 years	31,411,887	(2,486,191)	28,925,696

Balance on March 31, 2007		$32,954,010	($2,782,465)	$30,171,545

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Covenant not to compete - Strategy First	3 years	$44,638	($17,356)	$27,282
Game titles - Strategy First	10 years	1,546,773	(161,201)	1,385,572

Balance on June 30, 2006		$1,591,411	($178,587)	$1,412,854

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually.

The Covenant not to compete and the Game titles acquired as part of the acquisition of Strategy First are both amortized using the straight-line method. The Game titles of Empire are amortized over a five-year period based on weighted average expected sales from the date the title is launched. For titles that have not been launched as of March 31, 2007 a launch date was estimated to project future amortization.

Amortization expense for intangible assets for the nine months periods ended March 31, 2007 and 2006 were $2,603,105 and $104,052, respectively. Estimated amortization expense for the rest of fiscal 2007 and for the succeeding five fiscal years is as follows:

2007	$2,043,158
2008	9,676,893
2009	7,758,901
2010	6,254,429
2011	2,319,693
2012	1,208,072
Thereafter	910,399

$30,171,545

NOTE 6.     ACQUISITIONS

On December 4, 2006, the Company announced that it had achieved more than 90% acceptance of its offer to acquire the shares of Empire. Based on these acceptances, the Company announced a formal closing of the offer to Empire shareholders and took control effective December 1, 2006.

The offer provided for either a cash payment of approximately $.13 per share (£.07 p), or an earn-out alternative, where the initial payment was approximately $.09 per share (£.049 p), with a further $.094 per share (£.05 p) in loan notes payable in October 2007. Additionally, there is an earn-out payable in April 2008. The earn-out is based on a formula of Empire’s EBITDA for the fiscal year ended June 30, 2007. The acquisition was recorded assuming the earn out targets will be fully achieved and the Company’s March 31, 2007 Balance Sheet includes a liability of £6,177,548, or $12,123,438 USD based on the March 31, 2007 foreign exchange rate of 1.9625 US dollar to the British pound.

The aggregate purchase price for Empire’s stock, assuming the full earn out threshold is met, will be approximately $26.1 million or £13.4 million based on the December 1, 2006 foreign exchange rate of 1.9508 US dollar to the UK pound of which amount approximately $5.2 million are loan notes which mature October 31, 2007, and $12.1 million are loan notes payable in April 2008 if earnings targets are achieved. $.7 million of the acquisition expenses were paid by the issuance of 406,180 shares of Silverstar’s common stock. Of this amount 350,000 shares were issued to a consultant to the Company as a finder’s fee for the transaction pursuant to his consulting contract. The consultant was subsequently appointed Chairman of the Board of Empire. Of the remaining $8.1 million of the purchase price approximately $7.6 million has been paid by utilizing the Company’s internal cash resources. The remaining $.5 million was accrued as a short-term liability.

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

$26,101,415

The following unaudited proforma summary presents consolidated financial information as if the acquisition of Empire had occurred effective July 1, 2006 and 2005, respectively. The proforma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the consolidated entities.

	Nine Months Ended March 31,
	2007	2006
Net revenues	$18,276,963	$21,686,239
Net (loss)	($6,746,019)	($9,803,814)
Income (loss) per share
Basic and diluted:
Continuing operations	($.71)	($.93)
Discontinued operations	-	$0.02

Net loss	($.71)	($.91)

NOTE 7.     DISCONTINUED OPERATIONS

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

The following summarizes the operating results of the discontinued operations.

	Three Months Ended March 31,			Nine Months Ended March 31,
	2007	2006		2007	2006
Revenue	-	$298,614	Revenue	-	$1,447,722
Net loss	-	$(206,812)	Net income	-	$150,811

NOTE 8.     CASH FLOWS

Changes in operating assets and liabilities consist of the following:

	Nine Months Ended March 31,
	2007	2006
(Increase) decrease in accounts receivable	$412,338	($750,513)
(Increase) decrease in inventories	217,043	(52,925)
(Increase) in prepaid expenses and current assets	(202,085)	(282,657)
Software development costs capitalized	(2,575,675)	-
Increase in accounts payable	1,097,961	1,817
Increase in accrued expenses	931,412	615,857

	($119,006)	($468,421)

Cash flows from operating activities - discontinued operations:
Changes in net assets and liabilities of discontinued operations
Depreciation and amortization	-	$5,563
Loss on disposal of fixed assets	-	2,762
Changes in operating accounts	-	(235,373)
Changes in cash (included in) from net assets and from discontinued operations	-	(82,920)

Changes in net assets and liabilities of discontinued operations	-	($309,968)

Cash flows from financing activities - discontinued operations:
Short-term borrowings (repayments), net	-	182,048

Non-cash investing and financing activities were as follows:
Issuance of stock as payment for acquisition expenditures	$723,000	-
Issuance of Notes payable to former Empire shareholders	$5,208,052	-
Issuance of notes payable to former Empire shareholders contingent on earn out targets achieved	$12,051,061	-

NOTE 9.     BUSINESS SEGMENTS

As a result of the sale of all the assets and certain liabilities of Fantasy Sports on April 7, 2006 the Company no longer operates in the internet fantasy sports games segment and now only operates in one segment — interactive entertainment software. The operations of Fantasy Sports which fully comprised the Company’s operations in the internet fantasy sports games segment have been reported as discontinued operations for the period ended March 31, 2006.

The operations of the interactive entertainment software segment are focused on the development and publishing of software games for all game platforms. The interactive entertainment software segment is composed of the operations of Empire and Strategy First. Empire is a leading publisher of interactive entertainment software that is headquartered in the United Kingdom with offices in the United States, Germany, France and Spain. Empire develops and publishes a varied range of titles for all current game platforms in North America, Europe and Asia.

Strategy First is headquartered in Montreal Canada and is a worldwide publisher of strategy based interactive entertainment software for the PC.

NOTE 10.     DEBT

Line of Credit

In June 2002, the Company obtained a secured line of credit facility for borrowings up to $1.0 million, which is fully secured by cash balances held in the Company’s account. This liability is due on demand and has a floating interest rate that is based on the prime rate minus 1.75%. On March 31, 2007, the prime rate was 8.25%. The balance outstanding under this line of credit at March 31, 2007 and June 30, 2006 was $747,465 and $647,797 respectively.

Empire has a line of credit secured by its receivables, inventory, real property and intangible assets. As of March 31, 2007 the amount outstanding under this facility was £1,198,655 ($2,352,360). The line of credit has a floating interest rate that is based on the base rate plus 3.50%. On March 31, 2007, the base rate was 5.25%.

NOTE 11.     CONVERTIBLE SECURED DEBENTURE

On October 31, 2005, the Company consummated a transaction pursuant to a Securities Purchase Agreement, dated October 21, 2005 (the “2005 Purchase Agreement”), with DKR SoundShore Oasis Holding Fund Ltd. (the “Purchaser”). Pursuant to the 2005 Purchase Agreement, the Company issued to the Purchaser a $5,000,000 principal amount Variable Rate Secured Convertible Debenture due October 31, 2008 (the “2005 Debenture”) and a five year warrant to purchase 791,139 shares of the Company’s common stock at an exercise price of $1.896 per share (the “Warrant”).

The Company pays monthly interest on the outstanding principal amount of the 2005 Debenture at a rate per annum equal to the prime rate for the applicable interest period plus 1.5%. The interest rate for any interest period decreases by 2% to the extent that the volume weighted average trading price of the Company's common stock for the five consecutive trading days immediately prior to such interest period (the “Trigger Price”) exceeds the conversion price by 25% (and shall be decreased by an additional 2% for every successive 25% that the Trigger Price exceeds the then applicable conversion price but in no event shall the interest rate be less than 0%). All overdue accrued and unpaid interest to be paid under the 2005 Debenture shall entail a late fee at a rate of 18% per annum.

The 2005 Debenture was convertible into shares of common stock of the Company at an initial conversion rate of $1.738 per share up to a maximum of 2,876,860 shares. The 2005 Debenture and the Warrant provide for an additional 1,100,403 shares of the Company’s common stock to be issued upon the conversion of the 2005 Debenture or the exercise of the Warrant as a result of either conversion price adjustments or exercise price adjustments. Based upon the closing price per share of the Company’s common stock on the date of issuance, there was an intrinsic value associated with the beneficial conversion feature of $124,443, which is presented as a discount on the 2005 Debenture and amortized over the term of the 2005 Debenture.

The principal amount of the 2005 Debenture was to be redeemed at the rate of $185,185 per month, plus accrued and unpaid interest, commencing on July 6, 2006 and may be paid, at the Company’s option (i) in cash or (ii) in shares of the Company’s common stock in an amount not to exceed 10% of the total dollar trading volume of the common stock during the 10 trading days immediately prior to the applicable monthly redemption date based on a conversion price equal to 85% of the average of the lowest three trading days based upon the volume weighted average price during the 10 trading days immediately prior to the applicable monthly redemption date. The terms of the 2005 Debenture were amended in June 2006 and February 2007 and now require redemption at the rate of $180,000 per month commencing on May 1, 2007. As of March 31, 2007, no principle payments have been made. The Company has the option, at any time, to redeem some or all of the outstanding 2005 Debenture, in cash, in an amount equal to the sum of (i) 115% of the principal amount of the Debenture outstanding, plus accrued and unpaid interest and liquidated damages (the “2005 Optional Redemption Amount”). However, the Company may pay up to 15% of the principal amount comprising of a portion of the 2005 Optional Redemption Amount in shares of the Company’s common stock if certain conditions are satisfied. In May 2006, the Company repaid $1,400,000 of the outstanding principal balance along with an early payment penalty of approximately $210,000.

The Company did not pay the initial $180,000 redemption amount on May 1, 2007. The Purchaser and the Company are in the process of amending the terms of the 2005 Debenture. Under the terms of the proposed amendment (i) the maturity date of the 2005 Debenture will be extended to April 30, 2010; (ii) there will be no amortization of principal under the Debenture; and (iii) the Debenture will be mandatorily convertible if the closing sale price of the Company’s common stock equals or exceeds $3.48 per share. This mandatory conversion will be subject to volume requirements. The formal approval of the amendment is subject to the successful financing referred to in Note 2 above.

The Company’s obligations under the 2005 Debenture are secured by a lien on all assets of the Company in favor of the Purchaser pursuant to a Security Agreement, dated October 31, 2005, among the Company, all of the subsidiaries of the Company and the Purchaser, and guaranteed by all the subsidiaries of the Company pursuant to a Subsidiary Guarantee, dated October 31, 2005, made by the Company’s subsidiaries in favor of the Purchaser. In addition, the obligations of the Company under the 2005 Debenture are personally guaranteed by Mr. George Karfunkel pursuant to a Personal Guarantee, dated October 31, 2005, between Mr. Karfunkel and the Purchaser. Mr. Karfunkel is compensated in the amount of 5% of the current principal outstanding per annum.

In connection with the 2005 Debenture the Company issued to the holder the Warrant. The fair value for the Warrant was estimated at the grant date using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate of 4.50%, dividend yields of 0% and a volatility factor of the expected market price of the Common Stock of 114.80%. Based upon the closing price per share of the Company’s common stock on the date of issuance, the Company estimated the fair value of the warrant and allocated $665,295 of the proceeds from the 2005 Debenture to the Warrant, which is presented as a discount on the convertible note, net of amortization to be taken over the three-year term of the note using the effective interest method.

On October 19, 2006, the Company entered into another Securities Purchase Agreement with the Purchaser, pursuant to which the Company issued to the Purchaser a Variable Rate Secured Convertible Debenture in the principal amount of $1,400,000 due October 31, 2008 (the “2006 Debenture”).

The 2006 Debenture is convertible at any time after December 19, 2006, at the option of the Purchaser, into shares of common stock at a conversion price of $1.738 per share.

The Company pays monthly interest on the outstanding principal amount of the 2006 Debenture at a rate per annum equal to the prime rate for the applicable interest period plus 1.5%. The interest rate for any interest period decreases by 2% to the extent that the volume weighted average trading price of the common stock for the five consecutive trading days immediately prior to such interest period (the “Trigger Price”) exceeds the conversion price by 25% (and shall be decreased by an additional 2% for every successive 25% that the Trigger Price exceeds the then applicable conversion price but in no event shall the interest rate be less than 0%). All overdue accrued and unpaid interest to be paid under the 2006 Debenture shall entail a late fee at a rate of 18% per annum.

The principal amount of the 2006 Debenture is redeemable at the rate of $63,636 per month, plus accrued but unpaid interest and liquidated damages, commencing on March 1, 2007. The terms of the 2006 Debenture were amended in February 2007 and now requires redemption at a rate of $63,636 per month commencing on May 1, 2007. The Company has the option, at any time after December 19, 2006, to redeem some or all of the then outstanding Debenture, in cash, in an amount equal to the sum of (i) 115% of the principal amount of the Debenture then outstanding, (ii) accrued but unpaid interest and (iii) all liquidated damages and other amounts due in respect of the 2006 Debenture (the “2006 Optional Redemption Amount”) (provided, however, the Company may pay up to 15% of the principal amount comprising a portion of the 2006 Optional Redemption Amount in shares of the Company’s common stock if certain conditions are satisfied).

The Company did not pay the initial $63,636 redemption amount on May 1, 2007. The Company and the Purchaser are in the process of amending the terms of the 2006 Debenture. Under the terms of the proposed amendment (i) the maturity date of the 2006 Debenture will be extended to April 30, 2010; (ii) there will be no amortization of principal under the 2006 Debenture; and (iii) the 2006 Debenture will be mandatorily convertible if the closing sale price of the Company’s common stock equals or exceeds $3.48 per share. This mandatory conversion will be subject to volume requirements. The formal approval of the amendment is subject to the successful financing referred to in Note 2.

The Company’s obligations under the 2006 Debenture are secured by a lien on all assets of the Company in favor of the Purchaser, and guaranteed by all the subsidiaries of the Company. In addition, the obligations of the Company under the 2006 Debenture are personally guaranteed by Mr. George Karfunkel. Mr. Karfunkel is compensated in the amount of 5% of the current principal outstanding amount of the 2006 Debenture per annum.

As consideration, the Company reduced the exercise price of the Warrant $.10 to $1.7986 per share. The fair value for the reduction in the exercise price of the Warrant was estimated at the grant date using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate of 4.37%, dividend yields of 0% and a volatility factor of the expected market price of the Company’s common stock of 106.66%. Based upon the closing price per share of the Company’s common stock on the date of issuance, the Company estimated the fair value of the exercise price reduction and allocated $10,490 of the proceeds from the 2005 Debenture to the Warrant, which is presented as a discount on the 2005 Debenture, net of amortization to be taken over term of the 2005 Debenture using the effective interest method.

The balance of the notes as of March 31, 2007 and June 30, 2006, net of unamortized discounts was as follows:

	March 31, 2007	June 30, 2006
Principal amount of notes	$5,000,000	$3,600,000
Discounts for beneficial conversion features	(36,275)	(60,122)
Discounts for fair value of warrants and options	(191,407)	(321,423)

Balance , net of unamortized discounts	$4,772,318	$3,218,455
Less current portion	(2,679,996)	(900,000)

Long-term portion	$2,092,322	$2,318,455

Scheduled maturities of the convertible debentures as of March 31, 2007 and June 30, 2006 were as follows:

	March 31, 2007	June 30, 2006
1 Year or less	$2,679,996	$900,000
1-2 Years	2,320,004	2,700,000

Total	$5,000,000	$3,600,000

Interest expense related to the notes amounted to $307,629 and $121,875 during the nine and three months ending March 31, 2007, respectively.

Amortization of discounts for the beneficial conversion features and warrant resulted in charges to Amortization of Convertible Debt Discounts and Issuance Costs totaling $216,731 during the nine months ended March 31, 2007. The Company also incurred loan costs of $896,985 directly related to securing these notes, which included $500,000, ($250,000 annually) paid for a personal guarantee on the outstanding balances. The loan costs are being amortized over the term of the notes while the guarantee fees of $500,000 are being amortized at the rate of $250,000 per year. Amortization expenses of $286,791 are included in Amortization of Convertible Debt Discounts and Issuance Costs during the nine months ended March 31, 2007.

Estimated amortization expense related to the warrants, beneficial conversion feature, and costs related to securing these notes for the rest of fiscal 2007 through debt maturities is as follows:

2007	$146,217
2008	297,920
2009	32,367

Total	$476,504

NOTE 12.     COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Legal Matters

In April 2006, our subsidiary, First South African Holdings, received a letter from the South African Revenue Service (“SARS”) challenging certain tax treatment of dividends and operating loss carry forwards for the years 2002 through 2004. Subsequently SARS issued two tax assessments for approximately $2.9 million. The Company had contended that its South African tax filings were in full compliance with all applicable laws and had vigorously defended its position in this regard. The Company has retained an amount of cash equal to the assessments in South Africa to satisfy any potential liability that may arise. On May 4, 2007, the Company attended and arbitration meeting with SARS. At this meeting SARS agreed in principle to drop the larger of its two assessments. Pending the anticipated formal approval of this decision within the next few weeks, the Company will have access to approximately $1.7 million of its restricted cash. The Company conceded the principle of SARS second assessment but will continue to negotiate the ultimate liability due under this assessment. The Company has recorded an estimated liability of approximately $599,000 in this regard but may be forced to increase this amount should it fail to negotiate a lower assessment amount.

In January 2006, we brought an action against JoWood Software Productions AG seeking damages in the amount of approximately $850,000 for expenses incurred in connection with our unsuccessful acquisition of shares of JoWood. The case is being heard in the Vienna Commercial Court in Austria. A judgment is anticipated within the next few months.

In June 2006, Empire commenced litigation against Take Two Interactive Inc. (“Take Two”) in regard to the accounting and reporting of sales of various products by Take Two. Through March 31, 2007 Empire had received payments of approximately $1,632,000 from Take Two, including $216,000 received during the third quarter of fiscal 2007. On May 10, 2007, Empire settled this litigation for a final payment of $350,000 plus expense reimbursements of $140,000.

Commitments and Contingencies

During the first quarter of fiscal 2006, the Company entered into agreements with two of Strategy First’s game developers to guarantee certain of their royalty payments. The guarantee is limited to $100,000. Royalties owed to these developers as of March 31, 2007 are less than $25,000.

The Company anticipates that Strategy First will pay the royalties due to its developers when earned and does not anticipate having to make any payments under these guarantees.

On March 29, 2006, Strategy First entered into an agreement to acquire certain intellectual property rights for $200,000 in cash and the issuance of options to acquire 100,000 shares of the Company’s common stock at an exercise price of $1.50. The options vest when net sales, as defined in the purchase agreement, exceed $750,000 and expire on December 31, 2008. The agreement also provides for commissions of twenty-five percent of net revenues in the event they exceed $500,000 through December 31, 2008. As of March 31, 2007 net revenues earned under this agreement were approximately $200,000.

On March 31, 2007, Empire owed £575,231 ($1,128,891) for UK payroll taxes of which £490,379 ($962,368) was past due. Of this amount, £75,000 ($147,188) was paid at the start of April and a further £75,000 ($147,188) was paid at the start of May (in accordance with an agreed upon payment schedule. In addition, a payment schedule for all remaining amounts has now been finalized.). As of March 31, 2007, the interest rate in effect for late tax payments was 7.5%. Interest will automatically be charged for the period following April 19, 2007 on the amount that was still due at that date. In addition, the UK tax authorities have the power to charge this rate of interest on overdue payroll taxes in respect to periods prior to April 19, 2007; however in practice, this is rare. We, therefore, do not believe that we will be assessed for interest on the overdue amounts in respect of the periods ending March 31, 2007.

NOTE 13.     NEW ACCOUNTING PRONOUNCEMENTS

On February 15, 2007, the Financial Account Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (FASB 159”). This standard permits an entity to measure financial instruments and certain other items at the estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 15, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not t only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. We are currently evaluating the impact of SFAS 159, if any, on our consolidated financial statements.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On October 31, 2005, we consummated a transaction pursuant to a Securities Purchase Agreement, dated October 21, 2005 with DKR SoundShore Oasis Holding Fund Ltd. (the “Purchaser”). Pursuant to which we issued to the Purchaser a $5,000,000 principal amount Variable Rate Secured Convertible Debenture due October 31, 2008 (the “Debenture”) and a warrant to purchase 791,139 shares of the our common stock at an exercise price of $1.896 per share (the “Warrant”).

In May 2006, the Company repaid $1,400,000 of the outstanding principal balance along with an early payment penalty of approximately $210,000. On October 19, 2006, the Company entered into another Securities Purchase Agreement with DKR SoundShore Oasis Holding Fund Ltd., pursuant to which the Company issued to the Purchaser a Variable Rate Secured Convertible Debenture in the principal amount of $1,400,000 due October 31, 2008.

On December 4, 2006, the Company announced that it had achieved more than 90% acceptance of its offer to acquire the shares of Empire. Based on these acceptances, the Company announced a formal closing of the officer to Empire shareholders effective December 1, 2006. The Company paid consideration to the shareholders as follows: approximately $6.8 million paid on closing; an additional $5.1 million in loan notes payable October 31, 2007; and further contingent consideration based on Empire’s EBIDTA for the 12 months ended June 30, 2007. Founded in 1989, Empire develops and publishes software games for all game platforms. Some of its popular games include the FlatOut franchise, the Ford Racing franchise, Big Mutha Truckers, Taito Legends, Starsky & Hutch, Starship Troopers, and International Cricket Captain.

Quarter Ended March 31, 2007 As Compared to Quarter Ended March 31, 2006

All financial data in the following discussion and analysis includes the results of operations of Empire for the quarter ended March 31, 2007. Since comparative information for Empire’s operations prior to its acquisition are unavailable there are no direct prior year comparisons for purposes of this section.

Revenues

Net revenues increased to approximately $4,603,000 in the first quarter of 2007 as compared to approximately $1,495,000 in the comparable quarter of 2006 This increase was due to the operations of Empire which generated revenues of approximately $3,630,000. During the comparable quarter of 2006 revenues were generated by the operations of Strategy First alone.

Cost of Sales:

Cost of sales was approximately $1,783,000 in the third fiscal quarter of 2007, or 38.7% of total revenues. Cost of sales for Empire Interactive was approximately $1,612,000, or 44.4% of Empire’s sales, while cost of sales for Strategy First was $171,000 or 17.6% of related sales. For the quarter ended March 31, 2006, cost of sales was approximately $238,017, or 15.9% of revenues. This decrease in gross margin is primarily the result of lower gross margins for console games, which make up the majority of Empire’s sales, as opposed to PC products.

Development Costs and Royalties:

Development costs and royalties were approximately $399,000 for the three months ended March 31, 2007 (net of December development software costs of approximately $693,000 that were capitalized in the third fiscal quarter 2007). Royalty costs for Strategy First were approximately $262,000 as compared to approximately $456,000 during the same period in the prior fiscal year. Total development expenditures capitalized during the quarter were approximately $2,576,000. Development costs are incurred by Empire. To date, Strategy First has outsourced development in exchange for future distribution rights. Amortization of development costs during the quarter ended March 31, 2007 was approximately $54,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended March 31, 2007 were approximately $2,690,000. Expenses for Empire were approximately $1,847,000; expenses for Strategy First were approximately $432,000 and corporate overhead expenses were approximately $411,000. During the quarter ended March 31, 2006 selling; general and administrative expenses were approximately $745,000 of which Strategy First accounted for approximately $471,000 with corporate overhead totaling approximately $274,000. The decrease of approximately $39,000 for Strategy First includes significant reductions in payroll and related payroll costs. Increases in compensation costs and professional fees make up the majority of the approximately $137,000 increase in corporate overhead expenses.

Amortization and Depreciation

Amortization of acquired intangible assets increased to approximately $1,930,000 in the third quarter of fiscal 2007 as compared to approximately $35,000 in the comparable period last year. This increase is primarily due to the amortization of intangible assets acquired in the Empire transaction of approximately $1,889,000. Depreciation expenses were approximately $62,000 for the third quarter of fiscal 2007 and approximately $8,000 in the third quarter of fiscal 2006. Depreciation expense for Empire was approximately $55,000 during the quarter ended March 31, 2007.

Foreign Currency Gains (Losses)

Foreign currency gains or losses are primarily related to the financial assets remaining in South Africa. Foreign currency losses during the third quarter of 2007 were approximately $88,000. Losses of approximately $93,000 related to the remaining assets from the sale of discontinued South African operations. Empire realized foreign currency losses of approximately $5,000 and Strategy First realized foreign currency gains of approximately $10,000. The foreign currency losses during the third quarter of fiscal 2006 were approximately $165,000. The functional currency of Empire is the British pound and its products are sold throughout the world. The functional currency of Strategy First is the Canadian dollar and its products are sold throughout North America and Europe. Gains (losses) from discontinued South African operations are the result of fluctuations of the South African Rand against the US dollar.

Acquisition Costs Incurred

During the quarter ending March 31, 2006 the Company incurred approximately $75,000 of expenses pursuing the unsuccessful acquisition of JoWood Software Productions AG. These costs consisted primarily of legal and travel expenses. In January 2006, we brought an action against JoWood Software Productions AG seeking damages in the amount of approximately $850,000 for expenses incurred in connection with our unsuccessful acquisition of shares of JoWood. The case is being heard in the Vienna Commercial Court in Austria. A judgment is anticipated within the next few months.

Amortization of Convertible Debt Discounts and Issuance Costs

Amortization of convertible debt discounts and issuance costs were approximately $173,000 in the third quarter fiscal 2007 as compared to approximately $185,000 in the comparable period last year

Interest Income

Interest income of approximately $90,000 was recorded during the three months ended March 31, 2007 as compared to interest income of approximately $135,000 during the third quarter of fiscal 2006. The decrease of approximately $45,000 is primarily the result of the Company’s decrease in the average cash balances held during the quarter ended March 31, 2007 as compared to March 31, 2006.

Interest Expense

Interest expense of approximately $255,000 was recorded during the third quarter of fiscal 2007 as compared to approximately $124,000 in the same period of the prior year. The increase of approximately $101,000 is primarily the result of the Company’s increase in the average debt balances held during the quarter ended March 31, 2007 as compared to March 31, 2006. This increase is partially attributable to the Empire line of credit which stood at approximately $2,352,000 on March 31, 2007.

Provision for Income Taxes

We are registered in Bermuda, where no income tax laws are applicable. Two of our subsidiaries are subject to US income taxes, four subsidiaries are subject to United Kingdom income taxes, one subsidiary is subject to Canadian income taxes and one is subject to South African income taxes. None of them has had taxable income because each of them has incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved with the exception of approximately $612,000 carried as a long-term asset that will be offset against future taxable earnings of Empire in the UK.

In April 2006, our First South African subsidiary received a letter from the South African Revenue Service (“SARS”) challenging certain tax treatment of dividends and operating loss carry forwards for the years 2002 through 2004. Subsequently SARS issued two tax assessments for approximately $2.9 million. The Company had contended that its South African tax filings were in full compliance with all applicable laws and had vigorously defended its position in this regard. The Company has retained an amount of cash equal to the assessments in South Africa to satisfy any potential liability that may arise. On May 4, 2007, the Company attended and arbitration meeting with SARS. At this meeting SARS agreed in principle to drop the larger of its two assessments. Pending the anticipated formal approval of this decision which may occur within the next few weeks, the Company will have access to approximately $1.7 million of its restricted cash. The Company conceded the principle of SARS’ second assessment but will continue to negotiate the ultimate liability due under this assessment. The Company has recorded an estimated liability of approximately $599,000 in this regard but may be forced to increase this amount should it fail to negotiate a lower assessment amount.

Discontinued Operations

During the third quarter of fiscal 2006, we recognized a loss of approximately $207,000 from the discontinued operations of Fantasy Sports, Inc. On April 7, 2006, the Company sold all the assets and certain liabilities of Fantasy Sports, Inc. to FUN Technologies, LLC for approximately $4.4 million, including $3.85 million paid in cash at closing.

Net Loss

We have recognized a net loss of approximately $2,751,000 during the third quarter fiscal 2007 compared to a net loss of approximately $688,000 during the same period in the prior fiscal year. The increase in the net loss of $2,063,000 was primarily caused by operating losses incurred by Empire of approximately $1,965,000 which included approximately $1,889,000 of amortization of intangible assets related to its acquisition by the Company and decreases in the operating income of Strategy First of approximately $228,000.

Nine Months Ended March 31, 2007 As Compared to Nine Months Ended March 31, 2006

Revenues

Net revenues increased to approximately $7,843,000 for the first nine months of fiscal 2007 as compared to approximately $2,849,000 in the comparable period of the previous year. This increase was due to the operations of Empire which generated revenues of approximately $5,671,000. During the comparable period in 2006 revenues were generated by the operations of Strategy First alone.

Cost of Sales:

Cost of sales was approximately $3,154,000 in the first nine months of fiscal 2007, or 40.2% of total revenues. Cost of sales for Empire Interactive was approximately $2,580,000, or 45.5% of related sales, while cost of sales for Strategy First was approximately $574,000, or 26.5% of related sales. For the nine months ended March 31, 2006, cost of sales was $431,000, or 15.2% of sales. This decrease in gross margin is primarily the result of lower gross margins for console games, which make up the majority of Empire’s sales, as opposed to PC products. In 2006 a significant portion of Strategy First’s sales were generated through foreign royalty sales, which had no associated cost of sales

Development Costs and Royalties:

Development costs and royalties were approximately $1,455,000 in the first three quarters of fiscal 2007, Development costs and royalties for Empire totaled approximately $1,009,000 (net of December software costs of approximately $690,000 that were capitalized in the third fiscal quarter 2007). Royalty costs for Strategy First were approximately $446,000 as compared to approximately $899,000 during the same period in the prior fiscal year. Development expenditures capitalized during the quarter were approximately $2,576,000Development costs are incurred by Empire. To date Strategy First has outsourced development in exchange for future distribution rights. Amortization of development costs during the quarter ending March, 31, 2007 was approximately $54,000

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended March 31, 2007 were approximately $4,755,000. Selling, general and administrative expenses for Empire Interactive were approximately $2,543,000 while selling, general and administrative expenses for Strategy First were approximately $1,277,000. Corporate overhead was approximately $935,000. For the nine months ended March 31, 2006, selling general and administrative expenses were approximately $2,060,000 of which Strategy First accounted for approximately $1,307,000 with corporate overhead accounting for approximately $753,000. The increase in corporate overhead was primarily the result of increased professional fees and stock based compensation expense during the nine months ended March 31, 2007.

Amortization and Depreciation

Amortization of acquired intangible assets increased to approximately $2,603,000 during the first nine months of fiscal 2007 as compared to approximately $104,000 in the comparable period last year. This increase is primarily due to the amortization of intangible assets acquired in the Empire transaction of approximately $2,478,000. Depreciation expenses were approximately $95,000 for the nine months ending March 31, 2007 and approximately $24,000 in the same period last year. Depreciation expense for Empire was approximately $72,000 during the nine months ended March 31, 2007.

Foreign Currency Gains (Losses)

Foreign currency gains or losses are primarily related to the financial assets remaining in South Africa. Foreign currency gains during the first nine months of fiscal 2007 were approximately $7,000.

Approximately $83,000 of the losses related to the remaining assets from the sale of discontinued South African operations. Empire realized foreign currency gains of approximately $128,000 and Strategy First realized foreign currency losses of approximately $38,000. The foreign currency losses during the first nine months of fiscal 2006 were approximately $148,000, consisting of foreign currency losses of approximately $188,000 related to the remaining assets from the sale of discontinued South African operations, approximately $24,000 in gains recognized by Strategy First and approximately $16,000 in gains recognized by the parent company.

Amortization of Convertible Debt Discounts and Issuance Costs

Amortization of convertible debt discounts and issuance costs were approximately $504,000 in the first three quarters of fiscal 2007 as compared to approximately $308,000 in the comparable period last year. We began amortizing convertible debt discounts and amortization costs during the second quarter of fiscal 2006 which resulted in lower amortization as compared to nine month’s of amortization for the period ending March 31, 2007.

Interest Income

Interest income of approximately $405,000 was recorded during the nine months ended March 31, 2007 as compared to interest income of approximately $325,000 in the prior year’s comparable period. The increase of approximately $80,000 is primarily the result of the Company’s increase in the average cash balances held during the nine months ended March 31, 2007 as compared to the same period last year.

Interest Expense

Interest expense of approximately $615,000 was recorded during the first three quarters of fiscal 2007 as compared to approximately $218,000 in the same period of the prior year. Empire incurred interest expenses of approximately $184,000 for the nine months ended March 31, 2006. Interest expense also increased as a result of significant increases in debt obligations that occurred during the nine months ended March 31, 2006 as compared to the comparable period of last year. This increase is partially attributable to the Empire line of credit which stood at approximately $2,352,000 on March 31, 2007.

Discontinued Operations

During the first nine months of fiscal 2006, we recognized gains of approximately $151,000 from the discontinued operations of Fantasy Sports, Inc. On April 7, 2006, the Company sold all the assets and certain liabilities of Fantasy Sports, Inc. to FUN Technologies, LLC for approximately $4.4 million, including $3.85 million paid in cash at closing.

Net Loss

We have recognized a net loss of approximately $4,994,000 during the first three quarters of fiscal 2007 compared to a net loss of approximately $1,111,000 during the same period in the prior fiscal year. The increase in the net loss of $3,883,000 was primarily caused by operating losses incurred by Empire of approximately $3,066,000 which included approximately $2,478,000 of amortization of intangible assets related to its acquisition by the Company and decreases in the operating income of Strategy First of approximately $366,000.

Financial Condition, Liquidity and Capital Resources

Cash decreased by approximately $7,047,000 from $12,009,000 at June 30, 2006 to approximately $4,962,000 at March 31, 2007. This decrease is primarily the result of the acquisition cost incurred in the purchase of Empire Interactive for which utilized approximately $7,500,000 of cash during the nine months ended March 31, 2007.

The cash balances are being held for acquisitions and working capital purposes. Included in this amount is approximately $3,678,000 which is classified as restricted cash. This amount relates to cash used to secure borrowings of our subsidiary, Strategy First, as well as money retained in South Africa to satisfy any potential liability that may result from our tax dispute with the South African Revenue Service.

Working capital decreased by approximately $23,117,000 from approximately $9,575,000 at June 30, 2006 to a deficit of approximately $13,542,000 on March 31, 2007. The decrease is primarily due to the result of the acquisition of Empire in December, 2006, which resulted in significant decreases to the cash balance and significant increases in current liabilities. Current liability increases related to the acquisition of Empire consist of approximately a $5,310,000 note payable to the former Empire shareholders, approximately $4,405,000 in accounts payable, approximately $4,725,000 in accrued expenses, and Empire’s line of credit of approximately $2,353,000. The current portion of our convertible secured debentures increased to approximately $2,680,000 at March 31, 2007 as compared to $900,000 at June 30, 2006. We anticipate that the short term liabilities related to the convertible secured debentures will transfer to long tem liabilities (see Note 2).

On March 31, 2007, Empire owed £575,231 ($1,128,891) for UK payroll taxes of which £490,379 ($962,368) was past due. Of this amount, £75,000 ($147,188) was paid at the start of April and a further £75,000 ($147,188) was paid at the start of May (in accordance with an agreed upon payment schedule. In addition, a payment schedule for all remaining amounts has now been finalized.). As of March 31, 2007, the interest rate in effect for late tax payments was 7.5%. Interest will automatically be charged for the period following April 19, 2007 on the amount that was still due at that date. In addition, the UK tax authorities have the power to charge this rate of interest on overdue payroll taxes in respect to periods prior to April 19, 2007; however in practice, this is rare. We, therefore, do not believe that we will be assessed for interest on the overdue amounts in respect of the periods ending March 31, 2007.

At March 31, 2007 we had borrowings of approximately $3,100,000, which consisted of approximately $2,353,000 in Empire’s line of credit and approximately $747,000 advances against the corporate line of credit, secured by the Company’s cash. Additionally, we have two outstanding debentures issued to DKR Oasis, with a combined face value of $5,000,000 net of repayments or costs incurred. We currently pay monthly interest on this amount at a rate of prime plus 1.5%. We also have note obligations to Empire shareholders of $5,310,000 that accrue interest at an annual rate of 4% and are payable in full on October 31, 2007. Additionally, there is an earn-out payable to former Empire shareholders. The earn-out is based on a formula of Empire’s EBITDA for the fiscal year ended June 30, 2007. The maximum amounts under the earn-out formula could reach $12,123,000 and would be due to former Empire shareholders on April 30, 2008. However, based on Empire’s EBITDA through March 31, 2007 we anticipate that the final earn-out amounts will be substantially lower.

We currently do not have sufficient cash on hand to meet our short and long term obligations. Historically, the Company has met its cash flow requirements through the sale of debt or equity, the sale of assets or through operating cash flow. However, there is no guarantee that the Company will be successful in meeting its cash flow requirements going forward. Management’s plans to meet its ongoing cash requirement as follows:

•	Raise additional capital through the sale of equity or additional debt. To this end the Company has retained an investment banking firm to assist the Company in its capital raise

•	The Company is in the process of amending the terms of its Secured Convertible Debentures with DKR Soundshore Oasis. Under the terms of the proposed amendment (i) the maturity dates of the Debentures will be extended to April 30, 2010; (ii) there will be no amortization of principal under the Debentures and (iii) the Debentures will be mandatorily convertible if the closing sale price of the Company’s common stock equals or exceeds $3.48 per share. The mandatory conversion will be subject to volume requirements. The formal approval of the amendment is subject to the Company completing a sale of its equity or debt referred to above.

•	Generate significant short term operating earnings and cash flow primarily through its newly acquired subsidiary Empire. Empire has substantially completed the first Next Generation version of its best selling Flat Out franchise. The Company anticipates that the launch of this game, along with Empire’s ongoing business will generate operating profits and cash flow in the short term. Empire recently signed a US distribution agreement with a major entertainment publisher for Flat Out Ultimate Carnage. The terms of the agreement are confidential but provide significant short term cash flow to the Company. This short term cash flow is subject to certain conditions and requirements standard in contracts of this nature. Since the title is substantially completed, with the lead Xbox 360 version due for European release in June, Empire has effectively met most of these requirements.

•	The Company has approximately $2.9 million of restricted cash in South Africa set aside to match its current South African tax assessment. The Company participated in an arbitration meeting with the South African Revenue Service (“SARS”) in which SARS agreed in principle to drop the larger of its two assessments against the Company. Pending formal approval of this decision the Company will have access to approximately $1.7 million of its restricted cash.

Management believes that these actions and others to be taken by the Company will provide the opportunity for it to improve liquidity and achieve profitability. However, there can be no assurance that all such events will occur to realize these goals.

Critical Accounting Policies

The following is a discussion of the accounting policies that we believe are critical to our operations:

Revenue Recognition

Empire and Strategy First distribute the majority of their products through third-party software distributors to mass-merchant and major retailers and directly to certain entertainment software retailers, all of which have traditionally sold consumer entertainment software products. Additionally, the companies may license their products to distributors in exchange for royalty payments. The distribution of products is governed by purchase orders, distribution agreements or direct sale agreements, most of which allow for product returns and price markdowns. For product shipments to these software distributors or retailers, the companies record a provision for product returns and price markdowns as a reduction of gross sales at the time the product passes to these distributors or retailers.

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

Development Costs

In the past, Empire has incurred significant software development costs in connection with the production of their products. Under SFAS No. 86 software development cost should be capitalized once technical feasibility is achieved. In the case of Empire this would be when the product is commercially viable

(“commercial feasibility”). Empire’s management had taken the position that commercial feasibility is reached very late in the development process and therefore had not capitalized any development costs in regard to their products. As reported in the Company’s Form 10-Q/A for the quarter ended December 31, 2006, the Company was in the process of evaluating the appropriateness of this position by performing its own analysis to determine as to when commercial feasibility is reached. This analysis was completed during the current quarter. Based on this analysis, the Company determined to its satisfaction that there is a clearly defined decision point quite early in development where a product passes from concept to commercial feasibility. This decision point is either reached with the consent of outside parties such as Sony or Microsoft or through an internal process where management decides to move forward with a product’s development once a game concept has been approved. The Company also found that there has been no material instance where concept approval has been given and a game has not become a commercial product. The Company has, therefore, decided to capitalize software development costs after concept approval.

During the quarter ended December 31, 2006, $693,268 (£353,209 based on the December, 2006 foreign exchange rate of $1.96277 US dollars to the UK pound) of software development costs were expensed. This will have the effect of reducing the current quarter’s loss by $690,242 (£353,209 based on the quarter ended March 31, 2007 foreign exchange rate of 1.95449 US dollars to the UK pound) and represents the amount of software development cost expensed during the quarter ended December 31, 2006, capitalized during the current quarter. During the quarter ended March 31, 2007, the Company capitalized $2,575,675 in research and development costs.

The table sets forth below the effect on the quarterly earnings had the Company capitalized its software development costs starting on December 1, 2006.

	Nine Months Ended 3/31/2007	Quarter Ended 3/31/2007	Quarter Ended 12/31/2006	Quarter Ended 9/30/2006
Net loss as reported	($4,994,137)	($2,751,028)	($1,301,671)	($941,438)
Effect of change in estimate	3,026	(690,242)	693,268	0
Net loss assuming capitalization
starting December 1, 2006	($4,991,111)	($3,441,270)	($608,403)	($941,438)

Loss per share as reported:
Basic and diluted	($0.52)	($0.27)	($0.14)	($0.10)

Loss per share assuming capitalization
starting December 1, 2006:
Basic and diluted	($0.52)	($0.34)	($0.06)	($0.10)

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

The Company reviews goodwill annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 142, goodwill and other intangible assets. The Company performed its annual impairment test of goodwill as of June 30, 2006 and determined that goodwill was not impaired. While the Company believes that no impairment existed as of March 31, 2007, there can be no assurances that future economic or financial developments might not lead to an impairment of goodwill.

Intangible Assets

Intangible assets include software game titles and non-competition agreements. Intangible assets, excluding goodwill and Empire game titles are stated on the basis of cost and are amortized on a straight-line basis over estimated lives of three to ten years. Empire game titles are amortized over a five-year period based on weighted average expected sales from the date the title is launched. For titles that have not yet been launched as of March 31, 2007 a launch date was estimated to project future amortization

Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise. Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets. Should these cash flows not equal or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required.

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

Interest Rate Risk

On March 31, 2007, our cash resources earned interest at variable rates. Accordingly, the Company’s return on these funds is affected by fluctuations in interest rates. The Company also has significant debt that is tied to interest rates and, therefore, any increase in interest rates will have a negative effect on the Company’s interest payments. At March 31, 2007, the Company had two convertible notes outstanding with a combined balance of $5 million. The interest on these convertible notes is based on a floating rate equal to prime plus 1.5%. A hypothetical 100 basis point change in interest rates would result in an approximate $50,000 change in annual interest expense.

In addition to the convertible debentures the Company had a secured line of credit facility at March 31, 2007. Based on the March 31, 2007 balance on this facility, a hypothetical 100 basis point change in interest rates would result in an approximately $7,500 change in annual interest expense.

Empire has a line of credit secured by its receivables, inventory, real property and intangible assets. As of March 31, 2007, the amount outstanding under this facility was approximately $2,353,000. The line of credit accrues interest at an annual rate of 8.75%. A hypothetical 100 basis point change in interest rates would result in an approximately $23,500 change in annual interest expense.

Foreign Currency Risk

Empire is incorporated in the United Kingdom. Empire sells products throughout the world. Its functional currency is the Pound Sterling. This has exposed it to market risk with respect to fluctuations in the relative value of the major currencies particularly the Euro, British Pound, and the US dollar.

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

At March 31, 2007, we had assets denominated in South African Rand of R 25.8 million ($ 3.5 million).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2007, have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the Company’s disclosure controls or the Company’s will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In April 2006, our First South African subsidiary received a letter from the South African Revenue Service (“SARS”) challenging certain tax treatment of dividends and operating loss carry forwards for the years 2002 through 2004. Subsequently SARS issued two tax assessments for approximately $2.9 million. We contended that our South African tax filings were in full compliance with all applicable laws and had vigorously defended our position in this regard. We retained an amount of cash equal to the assessments in South Africa to satisfy any potential liability that could arise. On May 4, 2007, we had an arbitration meeting with SARS. At this meeting SARS agreed to drop the larger of its two assessments. Once we receive formal approval of this agreement by SARS which we expect within the next few weeks, we will have access to approximately $1.7 million of restricted cash. We conceded the principle of SARS second assessment but will continue to negotiate the ultimate liability due under this assessment. We have recorded an estimated liability of approximately $599,000 in this regard but may be forced to increase this amount should we fail to negotiate a lower assessment amount.

In January 2006, we brought an action against JoWood Software Productions AG seeking damages in the amount of approximately $850,000 for expenses incurred in connection with our unsuccessful acquisition of shares of JoWood. The case is being heard in the Vienna Commercial Court in Austria. A judgment is anticipated within the next few months.

In June 2006, Empire commenced litigation against Take Two Interactive Inc. (“Take Two”) in regard to the accounting and reporting of sales of various products by Take Two. Through March 31, 2007 Empire had received payments of approximately $1,632,000 from Take Two, including $216,000 received during the third quarter of fiscal 2007. On May 10, 2007, Empire settled this litigation for a final payment of $350,000 plus expense reimbursements of $140,000.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors disclosed in Part I, Item 1 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2006 apart from the following:

If we are unable to successfully integrate acquisitions, our revenue growth and future profitability may be negatively impacted.

The process of integrating an acquired business, technology or product may result in unforeseen operating difficulties and expenditures and may absorb significant management attention and capital that would otherwise be available for ongoing development of our business. In addition, we may not be able to maintain the levels of operating efficiency that any company we may acquire achieved or might have achieved separately. As a result of difficulties associated with combining operations, we may not be able to achieve cost savings and other benefits that we might expect to achieve with these acquisitions. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities with restrictive covenants or adversely affect our operating results and financial condition.

If we are unsuccessful in raising additional capital in the future, we may not be able to continue to operate or grow our business.

The acquisition of Empire in December 2006 has resulted in the Company assuming significant short-term liabilities related both to payments owed under the terms of the acquisition agreement as well as to the operations of Empire. The Company currently does not have adequate cash resources to meet these obligations. Although management intends to alleviate this uncertainty as discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources” we cannot assure you that any of the actions that management intends to take will succeed. If we fail in our efforts to alleviate this uncertainty we may not be able to continue as a going concern.

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

Date: May 15, 2007

SILVERSTAR HOLDINGS, LTD.

/s/ Clive Kabatznik

Clive Kabatznik
Chief Executive Officer
Chief Financial Officer