Form 10-K
period 2007-06-30
SILVERSTAR HOLDINGS LTD
filed 2007-09-28
CIK 1003390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________________

Commission file number 0-27494

SILVERSTAR HOLDINGS, LTD.
(Exact name of Registrant as specified in its charter)

Bermuda	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $15,690,000.

As of September 19, 2007, there were 18,127,469 shares of the Registrant’s common stock outstanding.

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

•      we may have insufficient capital to grow our business through new title development and acquisition or to acquire additional businesses;

•      we may be unable to retain key personnel;

•      we may face increased competition from other entertainment software developers and publishers; and

•      we may continue to be subject to rapid changes in technology And game delivery platforms

Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances, except as required by law.

ITEM 1.     Business

Overview

The Company is the parent company of Empire Interactive, PLC (“Empire”), a leading worldwide publisher of interactive entertainment software for all game platforms, as well as Strategy First, Inc. (“Strategy First”), a leading worldwide publisher of entertainment software for the Personal Computer (PC). The Company is also a minority shareholder in Magnolia Broadband Wireless (“Magnolia”), a development stage company which is developing mobile wireless broadband products.

History

We were incorporated in September 1995. Our business plan is to actively manage and grow our presence in the interactive software entertainment industry both organically and through acquisitions.

We sold our last remaining South African operations in November 2000 although we still have significant assets that are denominated in South African Rand. The assets include cash and notes receivables. Currently we do not have a financial hedging program to protect against the depreciation of the South African Rand against the US dollar and, therefore, as long as we hold assets denominated in South African Rand we will continue to record income statement gains or losses to the extent that the South African Rand’s value fluctuates relative to the US dollar.

On November 17, 2000, we acquired all of the assets and certain liabilities of Fantasy Sports, Inc. from GoRacing Interactive Services, Inc. (“Fantasy Sports”) Founded in 1993, Fantasy Sports operates the fantasycup.com, website and specializes in subscription based NASCAR, college football and other fantasy sports games. On April 7, 2006, we disposed of substantially all the assets and liabilities of Fantasy Sports.

On April 21, 2005, we acquired Strategy First, a leading worldwide publisher of entertainment software for the PC. We acquired Strategy First through the jurisdiction of the Montreal bankruptcy court. Pursuant to the approved plan of arrangement, we paid (i) cash consideration to the creditors of Strategy First of $609,000; (ii) issued 377,000 shares of our common stock; (iii) issued warrants to purchase 200,000 shares of our common stock; and (iv) assumed approximately $400,000 in existing bank debt, as well as contingent consideration based on the future profitability of Strategy First.

On October 31, 2005, we consummated a transaction pursuant to a Securities Purchase Agreement, dated October 21, 2005 with DKR SoundShore Oasis Holding Fund, Ltd. (the “Purchaser”). Pursuant to which we issued to the Purchaser a $5,000,000 principal amount Variable Rate Secured Convertible Debenture due October 31, 2008 (the “Debenture”) and a warrant to purchase 791,139 shares of our common stock at an exercise price of $1.896 per share (the “Warrant”).

In May 2006, we repaid $1,400,000 of the outstanding principal balance along with an early payment penalty of approximately $210,000. On October 19, 2006, we entered into another Securities Purchase Agreement with DKR SoundShore Oasis Holding Fund Ltd., pursuant to which the Company issued to the Purchaser a Variable Rate Secured Convertible Debenture in the principal amount of $1,400,000 due October 31, 2008.

On June 29, 2007, we modified its agreements with DKR SoundShore Oasis Holding Fund Ltd. whereby the maturity date of both its Variable Rate Secured Convertible Debentures was extended to April 30, 2010 with all principal payments deferred until maturity. In consideration, we delivered 172,414 shares to DKR SoundShore Oasis valued at $250,000.

On December 4, 2006, we announced that we had achieved more than 90% acceptance of our offer to acquire the shares of Empire. Based on these acceptances, we announced a formal closing of the offer to Empire shareholders effective December 1, 2006. We paid consideration to the shareholders as follows: approximately $6.8 million paid at closing; an additional $5.5 million in loan notes payable on October 31, 2007; and further contingent consideration based on Empire’s EBIDTA for the 12 months ended June 30, 2007.

Subsequent Events

Pursuant to a purchase agreement, dated July 2, 2007, by and among us and the purchasers named therein, we sold aggregate of 6,206,891 shares (the “Shares”) of our common stock and warrants (the “Warrants”) to purchase up to 4,344,826 shares of our common stock at an exercise price of $2.10 per share, at a price per unit of $1.45.

The sale an issuance of the Shares and Warrants was structured to close in two closings. The first closing was completed on July 5, 2007, pursuant to which we sold and issued an aggregate of 2,057,495 Shares and Warrants to purchase up to an aggregate of 1,440,234 shares of our common stock. The second closing was completed on September 6, 2007, pursuant to which we sold and issued an aggregate of 4,149,396 shares of our common stock and warrants to purchase up to 2,904,592 shares of our common stock at the second closing.

As of September 21, 2007, DKR Oasis had converted an aggregate amount of $2.85 million of their 2005 Debenture and we have issued 1,420,478 shares of Class A common stock.

On September 17, 2007, the Company announced a change in its executive management team. In connection with such change, the Company’s current Chief Financial Officer ("CFO"), Clive Kabaztink, resigned from that position, and Lawrence R. Litowitz was engaged as the new CFO. Mr. Kabatznik will continue to serve as the Company’s President and Chief Executive Officer. Additionally, Mr. Kabatznik

has retained responsibility as the Company’s Principal Financial and Accounting Officer to complete the Company’s Form 10-K for the year ended June 30, 2007.

Pursuant to an Employment Letter Agreement, dated September 17, 2007 (the “Employment Agreement”), between the Company and Lawrence R. Litowitz Mr. Litowitz will work approximately three full days per work week for an initial salary of $1,900 per day ("Salary"), of which $1,582.70, or 83.3%, shall be paid directly to Mr. Litowitz and $317.30, or 16.7%, shall be paid directly to Tatum LLC (“Tatum”); provided however, that in no event shall Mr. Litowitz and Tatum be paid a Salary in excess of the aggregate amount of $24,166 per calendar month. Any cash bonus to be paid to Mr. Litowitz shall be determined by the Board of Directors of the Company in its sole discretion. After allocation of 20% of any cash bonus payable to Mr. Litowitz to Tatum, Mr. Litowitz will be paid 80% of any cash bonus. In addition, Mr. Litowitz will share with Tatum 20% of any cash proceeds realized from any equity bonus that Mr. Litowitz may be granted by the Company’s Board of Directors.

Pursuant to the Employment Agreement, the Company granted Mr. Litowitz 180,000 options to purchase common stock of the Company and 5,000 of the options will vest each month commencing on October 17, 2007. The options were granted under the Company’s 2007 Stock Incentive Plan. The exercise price for each option is $2.15 (the closing price of the Common Stock on September 17, 2007).

The Employment Agreement is terminable by either party on 30 days' prior written notice, or immediately for Cause (as defined in the Employment Agreement) or Good Reason (as defined in the Employment Agreement). In the event that the Company elects to terminate Mr. Litowitz without Cause or if Mr. Litowitz elects to terminate the Employment Agreement for Good Reason, in each case prior to September 16, 2008, then Mr. Litowitz will be entitled to receive a payment as severance (“Severance Payment”) equal to three months of the Salary paid to Mr. Litowitz during the three months immediately preceding such termination (a portion of which shall be paid to Tatum. In the event that the Company elects to terminate Mr. Litowitz without Cause or Mr. Litowitz elects to terminate the Employment Agreement for Good Reason, in each case after September 16, 2008 but prior to September 16, 2010, Mr. Litowitz will be entitled to receive a Severance Payment equal to six months of the Salary paid to Mr. Litowitz during the six months immediately preceding such termination (a portion of which shall be paid to Tatum).

Description of Our Subsidiaries and Investments

Empire Interactive PLC:

Overview

In December 2006 we acquired Empire, a leading worldwide publisher and developer of entertainment software for all game platforms including Microsoft’s Xbox 360 and Xbox platforms, Sony’s PS2 and PSP platforms, Nintendo’s Wii and DS platforms, as well as PC, mobile and other digital platforms. Founded in 1989 and headquartered in London, Empire has operations in every major international territory and has staff dedicated to each key link in the developing, publishing and distribution chain. Empire’s guiding philosophy is based on a commitment to a high standard of quality and a dedication to involve development partners in the entirety of the publishing process. Its most successful games are the FlatOut and Ford Racing franchises, Big Murtha Truckers, Hello Kitty, Taito Legends, Starsky & Hutch, Starship Troopers and International Cricket Captain.

Empire has two clear strands to its business, frontline and value. The frontline titles, such as FlatOut, are full-priced games aimed at the more hard core gamer. These games are published under the Empire brand.

Empire’s value range began in 2002 under the Xplosiv banner, becoming the fastest growing PC value range in Europe. In 2003, the industry experienced a shift to value PS2 titles, the success of which has led Empire to specifically develop games in the PS2 value space such as the Ford racing franchise. These games are aimed at the more casual gamer.

Product Development

Empire’s strength is delivering high quality computer games that are capable of being turned into successful franchises. Successful franchises for the group that Empire continues to develop include FlatOut, Big Mutha Truckers, International Cricket Captain, Ford Racing, Taito Legends and Hello Kitty. The ongoing process of sequel development has allowed Empire to implement R&D efficiencies saving development time and costs.

Empire both develops and publishes titles. The developing takes a core group of creative, production, and technical professionals who have responsibility for the entire development and production process including the supervision and coordination of internal and external resources. In addition, Empire often seeks out and engages independent third-party developers to create products on its behalf. Such products are usually owned by Empire, and, in this case, Empire has unlimited rights to commercially exploit these products. When Empire publishes a product for third-parties, the third-party developer may retain ownership of the intellectual property and/or technology included in the product and reserve certain exploitation rights. Empire selects its independent third-party developers based on their expertise in developing products in a specific category and tries to use the same developer to produce the same game for multiple platforms. In consideration for the services that the independent third-party developer provides, it receives a development fee in most cases and a royalty generally based on net sales of the product that it has developed.

Sales and Marketing

Empire’s games are sold directly in the United Kingdom and either directly or through third party software distributors in the rest of Europe. In North America, Empire has traditionally licensed its games to third party distributors who are responsible for the manufacture and distribution of its games. Its products sell at retail prices varying from $9.99 to $79.99 depending on the particular game and the region in which it is sold.

Empire’s marketing and promotional efforts are intended to maximize exposure and broaden distribution of its titles, promote brand name recognition, assist retailers and properly position, package and merchandise our titles. Empire markets titles by implementing a combination of public relations campaigns, print and online advertising, television, radio spots and outdoor advertising.

Empire’s marketing and promotional efforts are intended to maximize exposure and broaden distribution of our titles, promote brand name recognition, assist retailers and properly position, package and merchandise our titles. Empire markets titles by implementing a combination of public relations campaigns, print and online advertising, television, radio spots and outdoor advertising.

Competition

The worldwide consumer entertainment software market is very competitive. We compete with other companies having operations that vary from small companies with limited resources to large companies with greater resources than we have including Electronic Arts Vivendi Games, Activision THQ, Take Two Interactive, Sci Entertainment, and Ubisoft.

The changing characteristics of the worldwide consumer entertainment software market in recent years have been impacted by many factors, such as:

•

Rapid technology changes resulting in more technologically-advanced game platforms. This, in many cases, has resulted in increasing development costs to match this technological complexity. For the seven months included in the fiscal year ending June 30, 2007, Empire’s research and development expenses and related royalties were $5,840,725.

•

An increasing number of platforms supporting game play such as new consoles, handheld game devices, mobile phones and personal digital assistants. This has resulted in new opportunities as well as additional risk as in order to compete successfully. We need to provide games on a broader variety of platforms.

•

Overall consolidation has taken place at all ends of the market. There are fewer but larger competitors in the interactive software entertainment space; and there are fewer but larger retailers through which to sell our products.

As a result of the factors listed above, Empire’s strategy continues to evolve in line with the life cycle of the game consoles and trends in the market. Empire is focused on continuing to develop and publish quality titles for our customers across all the current platforms and onto the next generation and currently have titles in development for PC, Sony PS2, Sony PSP, Nintendo, Wii DS and Microsoft Xbox 360.

Seasonality

Empire’s business is driven by the number and quality of titles released in each quarter. There is, therefore, little seasonality in the business. However, typically the September quarter would be the slowest of the year.

Strategy First, Inc.

Overview

In April 2005, we acquired Strategy First, a leading developer and worldwide publisher of entertainment software for the Personal Computer (PC). Founded in 1990, Strategy First publishes software games primarily for the PC platform, including O.R.B, the Disciples franchise, the Space Empires franchise, Kohan: Immortal Sovereigns, SCS Dangerous Waters, Galactic Civilizations, and the Jagged Alliance franchise. Strategy First’s products are sold on CD’s and more recently over the Internet and meet the needs of serious gamers who are seeking a more intense strategy based game experience. In North America, Strategy First’s PC games are distributed primarily through third-party software distributors who service the mass-merchants and major retailers. In territories outside North America, Strategy First licenses its PC games to third-party software distributors who are responsible for the manufacture and distribution of its PC games in specific geographic territories. Our products sell at retail prices varying from $19.99 to $39.99, depending on the quality of the particular game.

Historically, a limited number of products have generated a disproportionately large amount of our revenues. In 2007, our Space Empires 5 game accounted for 19%, and in 2006, our SCS Dangerous Waters   game accounted for 20 % of our revenues, respectively.

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

As a result of increased competition in the overall consumer entertainment market, market data suggests that the retail market for PC game software has decreased over the past two years. This trend is particularly pronounced in North America.

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

We intend to continue operating as a low cost publisher of PC based games. We will work to strengthen our North American distribution network through a combination of alliances with more established distributors and a strong in house sales effort. We will endeavor to broaden the range of our titles beyond PCs and the Strategy/Role playing category and improve the overall quality of our titles. We will strive to increase our international presence through distribution alliances, thereby taking advantage of the relatively stronger international PC game market. We have launched an online store where games are sold to consumers in both boxed and direct download formats. We intend to build on this online initiative to lessen our reliance on the retail sales channel particularly in North America.

Magnolia Broadband Wireless

Overview

Magnolia is a start up company that is developing wireless broadband solutions for the mobile telecommunications industry. Mobile telecommunications has been and continues to be one of the fastest growing and most dynamic segments of the telecommunications industry. According to recent industry statistics, semiconductor revenue for wireless handsets exceeded $50 billion, driven by sales volume of over 1.2 billion handsets.

Magnolia has developed technology to integrate smart antenna technologies into Radio Frequency (RF) chip sets utilized in mobile phones. Its aim is to create chip sets that increase the capacity and coverage of existing networks at little additional cost.

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

In April 2000, we initially invested $2,500,000 in Magnolia and received shares of preferred stock in Magnolia. We also received board representation rights and registration rights. In October 2001, we invested an additional $450,000 of a total $1,500,000 offering of Magnolia’s Series A Preferred Stock. We co-invested along with Seaway Partners, LLC, and CIP Capital, LP. In April and May 2002 Magnolia raised a further $7.5 million in an offering of Series B Preferred Stock. In June 2003 Magnolia raised a further $6 million dollars in an offering of Series C Preferred Stock. In April 2004, Magnolia raised a further $3 million in an offering of convertible notes. In November 2004, Magnolia raised a further $13.5 million in an offering of preferred stock. We did not participate in any of these rounds. In 2006, Magnolia raised a further $7 million in an offering of preferred stock. We invested $300,000 in this offering. Currently we own approximately 2.5% of Magnolia’s outstanding capital stock on a fully diluted basis including the exercise of all employee stock options. Our investment in Magnolia at June 30, 2007, which is now accounted for under the lower of cost or market method, was approximately $1,131,000.

Discontinued Operations

Fantasy Sports, Inc.

On April 7, 2006, we sold all the assets and certain liabilities of Fantasy Sports to a subsidiary of SkillJam Technologies Corporation, a wholly-owned subsidiary of FUN Technologies Inc. (FUN), a subsidiary of Liberty Media Corporation for approximately $4.4 million, including $3.85 million paid in cash at closing. Fantasy Sports owns and operates one of America’s oldest and largest subscription based NASCAR fantasy sports games. In addition, the Company has developed, and offers, subscription based college football, basketball, and other motor sport fantasy games. We originally acquired Fantasy Sports in November 2000.

Employees

As of September 5, 2007, we employed 102 employees through our subsidiaries, 96 of whom were full-time salaried employees and 6 of whom were part time employees.

We provide performance based and equity based compensation programs to reward and motivate significant contributors among our employees. Although none of our employees is represented by a labor union, we have not experienced any work stoppages and consider our relations with our employees to be good.

Item 1A.     Risk Factors

RISKS ASSOCIATED WITH OUR SUBSIDIARIES

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

We may be subject to intellectual propriety claims.

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

We also face increasing competition for the leisure and entertainment time of consumers. Our publishing business competes with all other sources of information and entertainment, including television, movies, music, live events, radio broadcasts, home video products, print media and the Internet. Technological advancements, such as new streaming capabilities and downloading entertainment via the Internet, have increased the number of media and entertainment choices available to consumers and presents challenges as our audience becomes more fragmented. The increasing number of choices available to consumers could negatively impact demand for our products, or require us to use additional resources to develop more sophisticated software, or both. If we do not respond effectively to increases in the leisure and entertainment choices available to consumers, it could have an adverse effect on our competitive position and revenues

If our products contain defects, our business could be harmed significantly.

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

We rely on independent third parties to develop a number of our software products.

We rely on independent third-party entertainment software developers to develop a number of our software products. Since we depend on these developers we remain subject to the following risks

•

continuing strong demand for developers’ resources, combined with the recognition they receive in connection with their work, may cause developers who worked for us in the past either to work for our competitors in the future or to renegotiate our agreements with them on terms less favorable for us;

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

Due to the limited number of third-party developers and the limited control that we exercise over them, these developers may not be able to complete titles for us on a timely basis or within acceptable quality standards, if at all.

The software game market has gravitated towards mass merchant retailers.

The software game market has gravitated toward mass merchant retailers thereby increasing the competition for shelf space for games. This increased competition has emphasized the importance of marketing, merchandising and brand name recognition. A significant result of these market pressures is an industry trend toward the consolidation of consumer entertainment software publishers and distributors, in addition to the diversification of products offered by these companies. The trends toward industry consolidation and increased competition for game content and retail shelf space are more pronounced in North America than in international markets and are expected to continue for the foreseeable future.

We may face difficultly obtaining access to retail shelf space necessary to market and sell our products effectively.

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

We permit our customers to return our products and to receive pricing concessions which could reduce our net revenues and results of operations.

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

Technology changes rapidly in our business, and if we fail to anticipate or successfully implement new technologies, the quality, timeliness and competitiveness of our products and services will suffer.

Rapid technology changes in our industry require us to anticipate, sometimes years in advance, which technologies we must implement and take advantage of in order to make our products and services competitive in the market. Therefore, we usually start our product development with a range of technical development goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly than we can. In either case, our products and services may be technologically inferior to our competitors’, less appealing to consumers, or both. If we cannot achieve our technology goals within the original development schedule of our products and services, then we may delay their release until these technology goals can be achieved, which may delay or reduce revenue and increase our development costs. Alternatively, we may increase the resources employed in research and development in an attempt to accelerate our development of new technologies, either to preserve our product or service launch schedule or to keep up with our competition, which would increase our development costs.

Our business is highly dependent on the success, timely release and availability of new video game platforms, on the continued availability of existing video game platforms, as well as our ability to have commercially successful products developed for these platforms.

We derive a majority of our revenue from the sale of products for play on video game platforms manufactured by third parties, such as Sony’s PlayStation 2, PlayStation 3 and PSP; and Microsoft’s Xbox, Xbox 360 and Nintendo Wii and DS. The success of our business is driven in large part by the availability of an adequate supply of current generation video game platforms (such as the PlayStation 2), the adequate supply, and, increasingly, the success of new video game hardware systems (such as the Xbox 360, PlayStation 3 and the Wii), our ability to accurately predict which platforms will be successful in the marketplace, and our ability to have commercially successful products developed for these platforms. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new platform. A new platform for which products are being developed may not succeed or may have a shorter life cycle than anticipated. Alternatively, a platform for which we have not devoted significant resources could be more successful than we had initially anticipated, causing us to miss a meaningful revenue opportunity. If the platforms for which products are being developed are not available in adequate quantities to meet consumer demand or are lower than our expectations, or do not attain wide market acceptance, our revenue will suffer and our financial performance will be harmed.

The video game hardware manufacturers set the royalty rates and other fees that we must pay to publish games for their platforms, and therefore have significant influence on our costs. If one or more of these manufacturers adopt a different fee structure for future game consoles, our profitability will be materially impacted.

In order to publish products for a video game system such as the Xbox 360, PlayStation 3 or Wii, we must take a license from the manufacturer, which gives it the opportunity to set the fee structure that we must pay in order to publish games for that platform. Similarly, certain manufacturers have retained the flexibility to change their fee structures, or adopt different fee structures for online gameplay and other new features for their consoles. The control that hardware manufacturers have over the fee structures for their platforms and online access makes it difficult for us to predict our costs, profitability and impact on margins. Because publishing products for video game systems is the largest portion of our business, any increase in fee structures would significantly harm our ability to generate revenues and/or profits.

RISKS ASSOCIATED WITH OUR OPERATIONS

There is no assurance that we can successfully implement our business plan that calls for the acquisition of additional entertainment software titles and businesses to create a larger presence in the marketplace.

We have engaged in, evaluated, and expect to continue to engage in and evaluate, a wide array of potential strategic transactions, including (i) acquisitions of companies, businesses, intellectual properties, and other assets, (ii) minority investments in strategic partners, and (iii) investments in new interactive entertainment businesses. Any of these strategic transactions could be material to our financial condition and results of operations. Although we regularly search for opportunities to engage in strategic transactions, we may not be successful in identifying suitable opportunities. We may not be able to consummate potential acquisitions or investments or an acquisition or investment may not enhance our business or may decrease rather than increase our earnings.

If we are unable to successfully integrate acquisitions, our revenue growth and future profitability may be negatively impacted.

The process of integrating an acquired business, technology or product may result in unforeseen operating difficulties and expenditures and may absorb significant management attention and capital that would otherwise be available for ongoing development of our business. In addition, we may not be able to maintain the levels of operating efficiency that any company we may acquire achieved or might have achieved separately. Additional risks we face include:

•

the need to implement or remediate controls, procedures and policies appropriate for a public company in an acquired company that, prior to the acquisition, lacked these controls, procedures and policies;

•	cultural challenges associated with integrating employees from an acquired company or business into our organization;

•	retaining key employees from the businesses we acquire;

•	the need to integrate an acquired company’s accounting, management information, human resource and other administrative systems to permit effective management; and

•

to the extent that we engage in strategic transactions outside of the United States, we face additional risks, including risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

Future acquisitions and investments could involve the issuance of our equity securities, potentially diluting our existing shareholders, the incurrence of debt, contingent liabilities or amortization expenses, write-offs of goodwill, intangibles, or acquired in-process technology, or other increased expenses, any of which could harm our financial condition. Our shareholders may not have the opportunity to review, vote on or evaluate future acquisitions or investments.

Covenants in our agreements relating to our Variable Rate Secured Convertible Debentures due April 30, 2010 may limit our flexibility and prevent us from taking certain actions, which could adversely affect our ability to execute our business strategy.

Our agreements relating to our Variable Rate Secured Convertible Debentures due April 30, 2010 contain significant restrictive covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions, meet our capital needs and execute our business strategy. These covenants, among other things, limit our ability to issue or sell (i) any debt or equity securities that are convertible into, exchangeable or exercisable for additional shares of our common stock either (1) at a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of our common stock at any time after the initial issuance of such debt or equity securities, or (2) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to our business or the market for our common stock; or (ii) enter into any equity line of credit. A breach of these covenants could result in the Variable Rate Secured Convertible Debentures becoming immediately due and payable. Additionally, these covenants could limit our flexibility in raising additional capital in the future which could limit our ability to implement our business strategies.

Since a significant amount of our assets are denominated in foreign currency and since we conduct business internationally, we are subject to currency and foreign regulatory risks.

Strategy First is incorporated in Canada and sells products throughout the United States and Europe. Its functional currency is the Canadian Dollar. This has exposed the company to market risk with respect to fluctuations in the relative value of the Euro, British Pound, the Canadian Dollar, and the US Dollar.
Empire PLC is incorporated in the United Kingdom and sells products throughout Europe and the United States. Its functional currency is the British Pound. This has exposed us to market risk with respect to fluctuations in the relative value of the Euro, British Pound and the US Dollar.
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

In April 2006, our subsidiary, First South African Holdings, received a letter from the South African Revenue Service (“SARS”) challenging certain tax treatment of dividends and operating loss carry forwards for the years 2002 through 2004. In May, 2007, the Company through an arbitration procedure with SARS reached an agreement whereby SARS agreed in principle to drop the larger of its two assessments. The Company conceded the principle of SARS second assessment. On August 31, 2007, the Company paid approximately $300,000 to SARS in regard to this assessment. The Company is vigorously disputing a further amount of approximately $770,000 and believes it has strong arguments in this regard based on among other factors, computational errors made by SARS in its assessment. Based on its payments to SARS, the Company has reduced its estimated liability to approximately $313,000. The Company believes its remaining liability to SARS is lower than this amount, however, in the event its arguments are unsuccessful, it may be forced to increase this liability.

We depend on the continued services of key personnel.

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

Since we do not intend to declare dividends in the foreseeable future, the return on your investment will depend upon the appreciation of the market price of your shares.

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

Anti-takeover measures in our Bye-laws could adversely affect the voting power of the holders of our common stock.

Our Bye-laws authorize the issuance of up to 5,000,000 shares of preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without shareholder approval, but subject to applicable government regulatory restrictions, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of us. Although we have no present intention to issue any shares of our preferred stock, we cannot assure we will not do so in the future.

The rights of shareholders under Bermuda law may not be as extensive as the rights of shareholders under the laws of jurisdictions in the United States.

Our corporate affairs are governed by our Memorandum of Association and Bye-laws, as well as the common law of Bermuda relating to companies and the Companies Act 1981. Our Bye-laws limit the right of security holders to bring an action against our officers and directors. The laws of Bermuda relating to shareholder rights, protection of minorities, fiduciary duties of directors and officers, matters of corporate governance, corporate restructuring, mergers and similar arrangements, takeovers, shareholder suits, indemnification of directors and inspection of corporate records, may differ from those that would apply if we were incorporated in a jurisdiction within the United States. The rights of shareholders in a Bermuda company may not be as extensive as the rights of a shareholder of a United States company and, accordingly, the holders of our shares of common stock may be more limited in their ability to protect their interests in us. In addition, there is uncertainty whether the courts of Bermuda would enforce judgments of the courts of the United States and of other foreign jurisdictions. There is also uncertainty whether the courts of Bermuda would enforce actions brought in Bermuda which are predicated upon the securities laws of the United States.

Our common stock may be delisted from NASDAQ.

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

Our common stock may become subject to the Commission’s penny stock rules.

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

Strategy First, Inc. leased an office at 147 St-Paul West, Suite 210, and Montreal, Quebec, Canada. The office occupies approximately 3,800 square feet. The lease expires on November 30, 2009 and costs us approximately $45,000 per year.

Our United States management subsidiary, First South Africa Management Corp., a Delaware corporation incorporated in 1995, leases an office at 1900 Glades Road, Suite 435, Boca Raton, Florida 33431. The lease expires in January 2009 and costs us approximately $25,000 per year for approximately 800 square feet.

Empire Interactive (Europe), Ltd. rents offices and warehouse space at The Spires, 677 High Road, North Finchley, London N12. The offices and warehouse with car parking spaces occupies 6,770 square feet and costs $130,254 per annum. The main lease expired in November 2006 and Empire Interactive (Europe) is currently operating under a month to month lease.

Empire Interactive, Inc. leases an office on the 16th Floor, 580 California Street, San Francisco, California 94104. The lease expired on June 30, 2007 and the offices were vacated in July. The cost of this lease was $55,200 per annum.

Empire Interactive (Europe), Ltd. owns a freehold commercial business premises at Unit 2, Kings Meadow, Osney Mead, Oxford OX2 0ES. The premises occupy 3,514 square feet. It has been vacant since November 2006 and negotiations are in progress for it to be sold. The property is recorded on the balance sheet as a current asset in accordance with SFAS 144 as the sale of the property is expected to occur within one year of June 30, 2007.

Empire Interactive (Europe), Ltd. leases two Office Suites at The Kidlington Centre, High Street Kidlington, Oxon, England. The lease agreements are for three years expiring on March 23, 2009. The lease costs of Office Suites N & O are $48,983 and $37,369 per annum respectively.

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

In April 2006, our First South African subsidiary received a letter from the South African Revenue Service (“SARS”) challenging certain tax treatment of dividends and operating loss carry forwards for the years 2002 through 2004. Subsequently SARS issued two tax assessments for approximately $2.9 million. The Company had contended that its South African tax filings were in full compliance with all applicable laws and had vigorously defended its position in this regard. The Company had retained an amount of cash equal to the assessments in South Africa to satisfy any potential liability that may arise.

In May, 2007, the Company through an arbitration procedure with SARS reached an agreement whereby SARS agreed in principle to drop the larger of its two assessments. The Company conceded the principle of SARS second assessment. On August 31, 2007, the Company paid approximately $300,000 to SARS in regard to this assessment. The Company is vigorously disputing a further amount of approximately $770,000 and believes it has strong arguments in this regard based on among other factors, computational errors made by SARS in its assessment. Based on its payments to SARS, the Company has reduced its estimated liability to approximately $316,000. The Company believes its remaining liability to SARS is lower than this amount, however, in the event its arguments are unsuccessful, it may be forced to increase this liability.

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

In August 2007, Empire was served with a lawsuit brought by a former distributor in Portugal. The lawsuit claims that Empire had no right to utilize other distributors in Portugal and seeks 630,000 euros in damages. Empire believes this claim has no merit as its distribution agreements are tailored for individual products only and do not give blanket distribution rights to outside distributors. Empire will move to dismiss the claim.

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

	High	Low
Common Stock Fiscal 2007:
1st Quarter	$2.24	$1.13
2nd Quarter	$2.70	$1.45
3rd Quarter	$2.30	$1.56
4th Quarter	$1.99	$1.28

Common Stock Fiscal 2006 :
1st Quarter	$2.54	$1.40
2nd Quarter	$1.76	$1.20
3rd Quarter	$1.64	$1.16
4th Quarter	$1.50	$1.15

The closing price of our common stock on September 18, 2007 was $2.16.
As of September 18, 2007, there were approximately 2,500 holders of record of our common stock.

We have never declared or paid any cash dividends on our Class A or Class B common stock. We do not anticipate declaring or paying any dividends on our Class A or Class B common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

PERFORMANCE CHART

The following graph compares the cumulative return to holders of our common stock for the period commencing June 30, 2001 and ending September 30, 2006 with the NASDAQ Composite and the Dow Jones Internet Commerce Index as a peer group index for the same period. The comparison assumes $100 was invested on June 30, 2001 in our common stock and in each of the comparison groups. We have paid no dividends to stockholders to date.

Silverstar Five Year Stock Performance

800.00
700.00
600.00
500.00
400.00
300.00
200.00
100.00
0.00
Jun-02
Aug-02
Oct-02
Dec-02
Feb-03
Apr-03
Jun-03
Aug-03
Oct-03
Dec-03
Feb-04
Apr-04
Jun-04
Aug-04
Oct-04
Dec-04
Feb-05
Apr-05
Jun-05
Aug-05
Oct-05
Dec-05
Feb-06
Apr-06
Jun-06
Aug-06
Oct-06
Dec-06
Feb-07
Apr-07
Jun-07
Nasdaq
Dow Jones
Silverstar

Company/Index/Market	Fiscal Year Ending
	6/28/02	6/30/03	6/30/04	6/30/05	6/30/06	6/30/07
Nasdaq Composite	100.00	100.92	134.97	140.58	148.44	177.90
Dow Jones Internet Commerce	100.00	175.66	262.32	280.11	328.80	404.09
Silverstar Holdings	100.00	160.00	293.34	543.34	423.34	610.01

Equity Compensation Plan Information

The following table contains a summary of the number of shares of our common stock to be issued upon the exercise of options, warrants and rights outstanding at June 30, 2007, the weighted average exercise price of those outstanding options, warrants and rights, and the number of additional shares of our common stock remaining available for future issuance under the plans as at June 30, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for further issuance
Equity compensation plans approved by shareholders*	1,510,000	$1.60	2,184,810
Equity compensation plan not approved by shareholders	450,000	$2.00	NA
Warrants issued in connection with raising capital **	202,189	$6.00	NA
Warrants issued for acquisition of Strategy First, Inc. ***	200,000	$2.50	NA
Warrants issued for convertible debt ****	791,319	$1.79	NA

*	See NOTE 18 to the Financial Statements.
**	These warrants were issued in connection with raising capital during 2000. These warrants expire July 31, 2007.
***	These warrants were issued in connection with the issuance of Strategy First, Inc. These warrants expire April 21, 2008.
****	These warrants were issued in connection with the issuance of convertible debt. These warrants expire October 31, 2010.

ITEM 6.     Selected Financial Data

We have derived the selected financial data presented below from our audited consolidated financial statements for the Fiscal Years ended June 30, 2007, 2006, 2005, 2004 and 2003. The selected financial information presented below should be read in conjunction with such consolidated financial statements and notes thereto.

Selected Consolidated Financial Information

	Years Ended June 30,
	2007	2006	2005	2004	2003
Revenues	$19,794,284	$3,316,429	$353,343	$ -	$ -
Total operating expenses	21,463,240	4,609,589	1,434,069	945,276	1,010,088
Operating loss	(1,668,956)	(1,293,160)	(1,080,276)	(945,276)	(1,010,088)
Foreign tax contingency	-	(675,222)	-	-	-
Interest income (expense), net	(399,536)	72,290	579,150	622,213	625,679
Foreign currency gain (loss)	246,593	(674,222)	81,773	1,287,291	1,763,115
Net income (loss) from continuing operations	(2,418,539)	(3,621,653)	(263,798)	977,231	1,383,764
Income (Loss) from discontinued operations	-	161,753	422,636	52,784	(1,051,662)
Gain (Loss) on disposition	-	1,480,710	-	(27,582)	(262,754)
(Provision) benefit for income taxes	11,918
Net (loss) income	(2,406,621)	(1,979,190)	158,838	1,002,523	69,348
Income (Loss) per share from continuing operations	($ 0.25)	($ 0.40)	($ 0.03)	$0.11	$0.15

Balance Sheet Data	As of June 30,
	2007	2006	2005	2004	2003
Total assets	$43,785,664	$17,537,989	$14,700,465	$13,265,458	$12,354,162
Long term liabilities	5,203,142	2,550,347	273,554	234,192	349,289
Net working capital (deficiency)**	(13,199,987)	9,574,661	3,637,934	(177,981)	192,081
Stockholders' equity	11,884,010	11,400,482	12,288,518	11,422,107	10,025,049

**Net working capital (deficiency) is the net of current assets and current liabilities.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We sold our last remaining South African operations in November 2000. We still have significant assets that are denominated in South African Rand. The assets include cash and notes receivables. Currently we do not have a financial hedging program to protect against the depreciation of the South African Rand against the US dollar and, therefore, as long as we hold assets in South Africa we will continue to record income statement gains or losses to the extent that the Rand’s value fluctuates relative to the US dollar.

On November 17, 2000, we acquired all of the assets and certain liabilities of Fantasy Sports from GoRacing Interactive Services, Inc. and on April 7, 2006, we disposed of substantially all the assets and liabilities of Fantasy Sports.

On April 21, 2005, we acquired Strategy First through the jurisdiction of the Montreal bankruptcy court. Pursuant to the approved plan of arrangement, we paid cash consideration to the creditors of Strategy First of $609,000; we issued 377,000 shares of our common stock; warrants to purchase 200,000 shares of our common stock; and assumed approximately $400,000 in existing bank debt, as well as contingent consideration based on the future profitability of Strategy First. Founded in 1990, Strategy First publishes software games primarily for the PC platform. Some of its popular games include O.R.B, the Disciples franchise, Sacred Lands, Kohan: Immortal Sovereigns, Steel Beasts, Galactic Civilizations, and the Jagged Alliance franchise.

On December 4, 2006, the Company announced that it had achieved more than 90% acceptance of its offer to acquire the shares of Empire. Based on these acceptances, the Company announced a formal closing of the office to Empire shareholders effective December 1, 2006. The Company paid consideration to the shareholders as follows: approximately $6.8 million paid on closing; an additional

$5.5 million in loan notes payable October 31, 2007; and further contingent consideration based on Empire’s EBIDTA for the 12 months ended June 30, 2007. Based on Empire’s EBITDA for the 12 months ended June 30, 2007, the additional contingent consideration in connection with this acquisition will be $3.8 million. This amount is due and payable on April 30, 2008.

Results of Operations

Due to the acquisition of Empire during fiscal year 2007 the disposal of the assets of Fantasy Sports, in fiscal year 2006 and the acquisition of Strategy First during fiscal year 2005 the following management discussion and analysis of financial condition and results of operations may not provide an accurate comparison between the current and past fiscal years.

The fiscal year ending June 30, 2007 includes seven months of operating results for Empire. The results for Fantasy Sports are classified as discontinued operations in the fiscal years ending June 30, 2006 and 2005. Two months of operating results for Strategy First are included in the fiscal year ending June 30, 2005.

Fiscal Year 2007 Compared to Fiscal Year 2006

Revenues

Net revenues increased to approximately $19,800,000 for fiscal year 2007 as compared to approximately $3,316,000 in fiscal year 2006. This increase was due to the operations of Empire which generated revenues of approximately $17,196,000. During fiscal year 2006 revenues were generated by the operations of Strategy First alone.

Cost of Sales

Cost of sales was approximately $6,513,000 for fiscal 2007, or 32.9% of total revenues. Cost of sales for Empire was approximately $5,841.000, or 39.8% of related sales, while cost of sales for Strategy First was approximately $672,000, or 25.9% of related sales. For fiscal year 2006, cost of sales was approximately $555,000, or 16.7% of sales. This decrease in gross margin is primarily the result of lower gross margins for console games, which make up the majority of Empire’s sales, as opposed to PC products. In fiscal year 2006 a significant portion of Strategy First’s sales were generated through foreign royalty sales, which had no associated cost of sales.

Development Costs and Royalties

Development costs and royalties were approximately $2,133,000 for fiscal year 2007. Development costs and royalties for Empire totaled approximately $1,527,000 for fiscal year 2007. Royalty costs for Strategy First were approximately $548,000 for fiscal year 2007 as compared to approximately $943,000 during the prior fiscal year. Royalty expenses decreased as Strategy First sold less outside products in fiscal year 2007. Development expenditures capitalized during fiscal year 2007 were approximately $5,524,000 Development costs are incurred by Empire. To date Strategy First has outsourced development in exchange for future distribution rights. Amortization of development costs during fiscal year 2007 was approximately $337,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal year 2007 were approximately $8,084,000. Selling, general and administrative expenses for Empire Interactive were approximately $5,138,000 while selling, general and administrative expenses for Strategy First were approximately $1,604,000. Corporate overhead was approximately $1,383,000. For fiscal year 2006, selling general and administrative expenses were approximately $2,931,000 of which Strategy First accounted for approximately $1,787,000 with corporate overhead accounting for approximately $1,144,000. The increase in corporate overhead was primarily the result of increased professional fees and stock based compensation expense during the fiscal year 2007.

Amortization and Depreciation

Amortization of acquired intangible assets increased to approximately $4,236,000 during fiscal year 2007 as compared to approximately $149,000 in the prior fiscal year. This increase is primarily due to the amortization of intangible assets acquired in the Empire transaction of approximately $3,970,000. Depreciation expenses were approximately $160,000 for fiscal year 2007 and approximately $32,000 in the same period in the prior fiscal year. Depreciation expense for Empire was approximately $129,000 for fiscal year 2007.

Foreign Currency Gains (Losses)

Foreign currency gains during the fiscal year 2007 were approximately $247,000. Empire realized foreign currency gains of approximately $205,000 and Strategy First realized foreign currency gains of approximately $42,000. The foreign currency losses during fiscal year 2006 were approximately $750,000, consisting of foreign currency losses of approximately $832,000 related to the remaining assets from the sale of discontinued South African operations, approximately $66,000 in gains recognized by Strategy First and approximately $16,000 in gains recognized by the parent company.

Acquisition Costs Incurred

During fiscal year 2006 we incurred approximately $321,000 in direct costs plus additional costs in related to securing financing for an unsuccessful acquisition of and subsequent litigation against a European software company. We are seeking damages for breach of contract from this European software company. The case has been concluded and we are currently awaiting a verdict form the Vienna District Court, which is expected in the next few weeks.

Amortization of Convertible Debt Discounts and Issuance Costs

Amortization of convertible debt discounts and issuance costs were approximately $592,000 in fiscal year 2007 as compared to approximately $770,000 in fiscal year 2006. We began amortizing convertible debt discounts and amortization costs during the second quarter of fiscal year 2006. Amortization expenses were lower as compared to fiscal year 2006 as a result of the extending the maturity date of the debentures to April 30, 2010 during the current fiscal year.

Interest Expense

Interest expense of approximately $884,000 was recorded during fiscal year 2007 as compared to approximately $561,000 in fiscal year 2006. Interest expense increased as a result of significant increases in debt obligations that occurred during fiscal year 2007 as compared to the prior year. This increase is partially attributable to the Empire line of credit which stood at approximately $2,284,000 at June 30, 2007.

Interest Income

Interest income of approximately $484.000 was recorded during the fiscal year 2007 as compared to interest income of approximately $633,000 in the prior fiscal year. The decrease of approximately $149,000 is primarily the result of the Company’s decrease in the average cash balances held during fiscal year 2007 as compared to the prior fiscal year.

Provision for Income Taxes

We are registered in Bermuda, where no income tax laws are applicable to us. Two of our subsidiaries are subject to US income taxes, four subsidiaries are subject to United Kingdom income taxes, one subsidiary is subject to Canadian income taxes and one of our subsidiaries is subject to South African income taxes. None of them has had taxable income because each of them has incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved with the exception of approximately $625,000 carried as a long-term asset that will be offset against future taxable earnings of Empire in the United Kingdom.

In April 2006, our First South African subsidiary received a letter from the South African Revenue Service (“SARS”) challenging certain tax treatment of dividends and operating loss carry forwards for the years 2002 through 2004. Subsequently SARS issued two tax assessments for approximately $2.9 million. The Company had contended that its South African tax filings were in full compliance with all applicable laws and had vigorously defended its position in this regard. The Company had retained an amount of cash equal to the assessments in South Africa to satisfy any potential liability that may arise.

In May, 2007, the Company through an arbitration procedure with SARS reached an agreement whereby SARS agreed in principle to drop the larger of its two assessments. The Company conceded the principle of SARS second assessment. On August 31, 2007, the Company paid approximately $300,000 to SARS in regard to this assessment. The Company is vigorously disputing a further amount of approximately $770,000 and believes it has strong arguments in this regard based on among other factors, computational errors made by SARS in its assessment. Based on its payments to SARS, the Company has reduced its estimated liability to approximately $316,000 as of August 31, 2007. The Company believes its remaining liability to SARS is lower than this amount, however, in the event its arguments are unsuccessful, it may be forced to increase this liability.

Discontinued Operations

During fiscal year 2006, we recognized income of approximately $162,000 from the discontinued operations of Fantasy Sports, Inc. On April 7, 2006, we sold all the assets and certain liabilities of Fantasy Sports, Inc. to FUN Technologies, LLC which resulted in a recognized gain of approximately $1,481.000. In fiscal year 2007, the Company had no discontinued operations.

Net Loss

We have recognized an operating EBITDA gain of approximately $3.06 million during fiscal year 2007 compared to an operating EBITDA loss of approximately $1.11 million for the prior fiscal year. Our operating loss for the fiscal year 2007 was approximately $1.67 million as compared to approximately $1.29 million for the prior fiscal year. During fiscal year 2007 we incurred amortization expenses for software development and acquired intangibles of approximately $4.57 million as compared to $150,000 in prior fiscal year. We incurred a net loss of approximately $2.4 million as compared to approximately $1.98 million in the previous fiscal year. The increase in the net loss was primarily caused by increases in the depreciation and amortization of software development costs and acquired intangibles of approximately $4.4 million in fiscal year 2007 as well decreases in income recognized from discontinued operations of approximately $1,642,000 as compared to the prior fiscal year.

The calculation used to compute Operating EBITDA for the fiscal years ended June 30, 2007 and 2006 was computed as follows:

	2007	2006
Operating loss as reported:	($1,668,956)	($1,293,160)

Add back:
Amortization of software development costs	337,243	-
Amortization of acquired intangibles	4,235,634	148,797
Depreciation	159,743	31,687
Operating EBITDA:	$3,063,664	($ 1,112,676)

For fiscal year 2006, net loss includes non-cash foreign currency losses of approximately $616,000, as compared to gains of approximately $247,000 in the current fiscal year; $600,000 expensed for an estimated foreign tax liability as compared to $0 in the current fiscal year; approximately $321,000 incurred for abandoned acquisition costs as compared to $0 in the current fiscal year; and approximately

$770,000 of amortization costs related to the issuance of our $5,000,000 convertible debt as compared to approximately $592,000 during the year ended June 30, 2007.

Fiscal Year 2006 Compared to Fiscal Year 2005

Revenues

Revenues increased approximately $2,963,000 to $3,316,000 in fiscal year 2006 as compared to approximately $353,000 in the prior fiscal year. The increase in revenues in 2006 was primarily the result of including operations from Strategy First for a full year in fiscal year 2006 as compared to two months in fiscal year 2005.

Cost of Sales

Cost of sales increased approximately $495,000 to approximately $555,000 in fiscal year 2006 as compared to approximately $60,000 in the prior fiscal year. Cost of sales relate solely to the operations of Strategy First. The increase in cost of sales was primarily the result of including operations from Strategy First for a full year in fiscal year 2006 as compared to two months in fiscal year 2005.

Development Costs and Royalties

Royalties increased approximately $931,000 to approximately $943,000 in fiscal year 2006 as compared to approximately $12,000 in the prior fiscal year. Royalty expenses relate solely to the operations of Strategy First. The increase in cost of sales was primarily the result of including operations from Strategy First for a full year in fiscal year 2006 as compared to two months in fiscal year 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $1,603,000 to approximately $2,931,000 in fiscal year 2006 as compared to approximately $1,328,000 in fiscal year 2005. Selling, general and administrative expenses related to corporate overhead were approximately $1,144,000 in fiscal year 2006 and approximately $1,070,000 in fiscal year 2005. The increase in selling, general and administrative expenses was primarily the result of including operations from Strategy First for a full year in fiscal year 2006 as compared to two months in fiscal year 2005. Strategy First’s sales, general and administrative expenses were approximately $1.787,000 in fiscal year 2006 as compared to approximately $1258,000 in fiscal year 2005 when only two months’ operations were recorded. Included in these amounts are stock based compensation charges of approximately $113,000 for fiscal year 2006 as compared to approximately $50,000 in fiscal year 2005.

Amortization and Depreciation

Amortization of intangible assets was approximately $149,000 in fiscal year 2006 as compared to approximately $22,000 in fiscal year 2005. The increase was due to the full year amortization of intangible assets related to Strategy First in fiscal year 2006 as compared to two months in fiscal year 2005. Depreciation expense was approximately $32,000 in fiscal year 2006 as compared to approximately $12,000 in fiscal year 2005. The increase is related to Strategy First’s operations being recorded for the full year in 2006.

Foreign Currency Gains (Losses)

Foreign currency gains or losses are almost exclusively related to the assets remaining from the sale of discontinued South African operations. The foreign currency losses during fiscal year 2006 were approximately $750,000 as compared to approximate gains of $82,000 in fiscal year 2005. These gains or losses are primarily the result of the fluctuations of the South African Rand against the US dollar. During fiscal year 2006, the South African Rand depreciated approximately 9% against the US dollar, while it depreciated approximately 7% in fiscal year 2005. In fiscal year 2005, the increase in the market value of our South African Rand put/US dollar call option offset the foreign currency losses which resulted in an overall gain for the year. These foreign currency gains are non cash items until converted into US dollars when any accumulated gains or losses will be converted into cash. During the year ended June 30, 2006, we received approximately R20,070,000 (South African Rand) (approximately $2,761,000) as final payment of notes and interest owed by Salwin Pty, Ltd.

Acquisition Costs Incurred

During fiscal year 2006, we incurred approximately $321,000 pursuing the unsuccessful acquisition of and subsequent litigation against a European software company. We are seeking damages for breach of contract from this European software company.

Amortization of Convertible Debt Discounts and Issuance Costs

Amortization of convertible debt discounts and issuance costs were approximately $770,000 in fiscal year 2006. There were no charges of this nature in fiscal year 2005. These expenses relate to the issuance of our $5,000,000 convertible debenture to DKR Oasis Soundshore in October 2005.

Interest Income

Interest income of $633,000 was recorded during fiscal 2006 as compared to interest income of $587,000 in fiscal 2005. Interest income is primarily earned on cash balances as well as on notes receivable from the sale of our South African businesses. Interest income is, therefore affected by the fluctuation of movements in the US and South African interest rates as well as by the fluctuation of the South African Rand against the US dollar.

Interest Expense

Interest expense during fiscal 2006 was $561,000 as compared to $8,000 in the prior year. This increase is attributable to interest incurred in connection with the issuance of our $5 million convertible debenture to DKR Oasis Soundshore in October 2005.

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

Discontinued Operations

During fiscal year 2006, we recognized income of approximately $162,000 from the discontinued operations of Fantasy Sports, Inc. as compared to approximately $423,000 in fiscal year 2005. On April 7, 2006, we sold all the assets and certain liabilities of Fantasy Sports, Inc. to FUN Technologies, LLC which resulted in a recognized gain of approximately $1,481.000.

Net Income

We have recognized a net loss of approximately $1,979,000 during fiscal year 2006 compared to net income of approximately $159,000 during the prior fiscal year. For fiscal year 2006, net loss includes non-cash foreign currency losses of approximately $750,000, $600,000 accrued for an estimated foreign tax liability, approximately $321,000 costs incurred within an abandoned acquisition and approximately $777,000 of amortization costs related to the issuance of our $5,000,000 convertible debenture. During fiscal year 2005, we recognized approximately $8,000 in non cash foreign currency gains and did not incur any expenses in regard to foreign tax liabilities, abandoned acquisition costs, and convertible debt amortization.

Financial Condition, Liquidity and Capital Resources

Cash decreased by approximately $7,252,000 from $12,009,000 at June 30, 2006 to approximately $4,757,000 at June 30, 2007. This decrease is primarily the result of the acquisition cost incurred in connection with the purchase of Empire. The cash balances are being held for acquisitions and working capital purposes. Included in this amount is $1,064,000 which is classified as restricted cash. This amount relates to cash used to secure borrowings of our subsidiary, Strategy First, as well as money retained in South Africa to satisfy any potential liability that may result from our tax dispute with the South African Revenue.

Working capital decreased by approximately $22,275,000 from approximately $9,575,000 at June 30, 2006 to a deficit of approximately $12,700,000 on June 30, 2007. The decrease is primarily due to the acquisition of Empire, which resulted in significant decreases to the cash balance and significant increases in current liabilities. Current liabilities acquired as part of the acquisition of Empire exceeded current assets acquired by $6,631,000. Current notes payable to Empire shareholders totaled approximately $9,323,000 as of June 30, 2007. The current portion of our convertible secured debentures decreased $900,000 as compared to June 30, 2006 as a result of the modification to our debt agreement which extended the maturity to April 30, 2010.

On June 30, 2007, Empire owed approximately $1,173,000 for United Kingdom payroll taxes of which approximately $985,000 was past due. Payroll liabilities totaling approximately $394,000 for the months of May and June 2007 were paid in July 2007 with the agreement of the tax authorities and were not subject to penalties. A payment schedule for the remaining past due balance of $779,000 is currently being finalized. As of June 30, 2007, the interest rate in effect for late tax payments was 7.50%. Interest is automatically charged for the period following April 19, 2007 on the amount that was still due at that date. In addition, the United Kingdom tax authorities have the power to charge this rate of interest on overdue payroll taxes in respect to periods prior to April 19, 2007; however, in practice, this is rare.

At June 30, 2007 we had borrowings of approximately $2,875,000 which consisted of approximately $2,284,000 in Empire’s line of credit and approximately $591,000 advances against the corporate line of credit, secured by the Company’s cash. Additionally, we have two outstanding debentures issued to DKR Soundshore Oasis, with a combined face value of $2,600,000 net of repayments or costs incurred. We currently pay monthly interest on this amount at a rate of prime plus 1.5%, subject to reduction based on our share price. We also have note obligations to Empire shareholders of approximately $5,475,000 that accrue interest at an annual rate of 4% and are payable in full on October 31, 2007. Additionally, there is an earn-out payable to former Empire shareholders. The earn-out is based on a formula of Empire’s EBITDA for the fiscal year ended June 30, 2007. The amount payable computed using the earn-out formula totaled approximately $3,847,000 at June 30, 2007 and is due to former Empire shareholders on April 30, 2008.

As of June 30, 2007, our Balance Sheet reflects a working capital deficit. Until recently our operations have not generated positive operating EBITDA or earnings and there is no guarantee that our recent profitability in the fourth quarter of fiscal year 2007 will be sustained. However, we believe that a combination of our cash on hand, operating cash flow and additional financing arrangements will be sufficient to meet our short and long-term obligations. Management’s plans to meet its ongoing cash requirement as follows:

•

Raise additional capital through the sale of equity or additional debt. To this end the Company announced on September 7, 2007 that it had completed a $9 million private placement of common stock and warrants with institutional investors and management. Silverstar sold a total of 6,206,890 shares at $1.45 per share. Investors also received five year warrants to purchase approximately 4,344,826 shares of common stock at $2.10 per share. The Company may seek to raise additional debt or equity during the 2008 fiscal year.

•

The Company amended the terms of its Secured Convertible Debentures with DKR Soundshore Oasis in June 2007. Under the terms of the amendment (i) the maturity dates of the Debentures were extended to April 30, 2010; (ii) there will be no amortization of principal under the Debentures and (iii) the Debentures will be mandatorily convertible if the closing sale price of the Company’s common stock equals or exceeds $3.48 per share. The mandatory conversion will be subject to volume requirements. Furthermore an amount of $2.85 million of this Convertible debenture had been converted and the Company has issued 1,420,478 shares of Class A common stock.

•

Generate significant short term operating earnings and cash flow primarily through its newly acquired subsidiary Empire. Empire’s first Next Generation version of its best selling Flat Out franchise has performed well in Europe, generating significant cash flow and is anticipated to meet or exceed the Company’s sales expectations in the future. Furthermore, as of September 21, 2007, the Company anticipates that Empire’s ongoing business which includes planned releases in the next 12 months of such high profile titles as Jackass, Hello Kitty and Pipemania, will generate operating profits and cash flow in the short term.

The Company has received a commitment from a lender for a two year $2.0 million loan.  The Company and the lender are currently negotiating the terms and conditions of the loan.

Management believes that these actions and others to be taken by the Company will provide the opportunity for it to improve liquidity and achieve profitability. However, there can be no assurance that all such events will occur to realize these goals.

Contractual Obligations

The following table is a summary of contractual obligations as of June 30, 2007:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Obligations to former Empire shareholders	$9,322,605	$9,322,605	$ -	$ -	$ -
Convertible debt obligations	5,000,000	-	$5,000,000	-	-
Interest Payable	1,529,546	635,796	893,750	-	-
Operating lease obligations	532,813	258,592	274,221	-	-
Purchase obligations	1,034,978	719,978	315,000	-	-
Employment contracts	2,200,169	1,576,429	623,740	-	-
Total	$19,620,111	$12,513,400	$7,106,711	$ -	$ -

Future Commitments

Through June 30, 2007, Strategy First has sustained operating losses. We anticipate that this situation will be remedied through a combination of increased revenues through sustained new game releases as well as a reduction in expenses. Strategy First and Empire are projecting an operating profit for the coming twelve months. There are no assurances that these expectations will be met. In this event, we may need to continue to support the operations of our subsidiaries.

Off-Balance Sheet Arrangements

We have not created, and we are not a party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have arrangements or relationships with entities that are not consolidated into the financial statements.

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

In the case of royalty income, the company records this income when earned based on sales reports from its distributors. In many cases, the companies receive guaranteed royalty income and these revenues are recorded upon signing of the royalty agreements. These amounts are carried as accounts receivable until paid.

Development Costs

In the past, Empire has incurred significant software development costs in connection with the production of their products. Under SFAS No. 86 software development cost should be capitalized once technical feasibility is achieved. In the case of Empire this would be when the product is commercially viable (“commercial feasibility”). Empire’s management had taken the position that commercial feasibility is reached very late in the development process and therefore had not capitalized any development costs in regard to their products. As reported in the Company’s Form 10-Q/A for the quarter ended December 31, 2006, the Company was in the process of evaluating the appropriateness of this position by performing its own analysis to determine as to when commercial feasibility is reached. This analysis was completed during the quarter ending March 31, 2007. Based on this analysis, the Company determined to its satisfaction that there is a clearly defined decision point quite early in development where a product passes from concept to commercial feasibility. This decision point is either reached with the consent of outside parties such as Sony or Microsoft or through an internal process where management decides to move forward with a product’s development once a game concept has been approved. The Company also found that there has been no material instance where concept approval has been given and a game has not become a commercial product. The Company has, therefore, decided to capitalize software development costs after concept approval.

During the quarter ended December 31, 2006, $693,268 (£353,209 based on the December, 2006 foreign exchange rate of $1.96277 US dollars to the UK pound) of software development costs were expensed. This had the effect of reducing the March 31, 2007 quarter’s loss by $690,242 (£353,209 based on the quarter ended March 31, 2007 foreign exchange rate of 1.95449 US dollars to the UK pound) and represents the amount of software development cost expensed during the quarter ended December 31, 2006, capitalized during the current quarter ended March 31, 2007. The table sets forth below the effect on the quarterly earnings had the Company capitalized its software development costs starting on December 1, 2006.

	Fiscal Year	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended
	6/30 /2007	6/30/2007	3/31/2007	12/31/2006	9/30/2006
Net income ( loss) as reported	$2,406 ,621	$2,587,516	($2,751,028)	($1,301,671)	($941,438)
Effect of change in estimate	3,026	0	(690,242)	693,268	0
Net loss assuming capitalization
starting December 1, 2006	($2,403,595)	$2,587,516	($3,441,270)	($608,403)	($941,438)
Income (Loss ) per share as reported:
Basic	($0.25)	$0.25	($0.27)	($0.14)	($0.10)
Diluted	($0.25)	($0.25)	($0.27)	($0.14)	($0.10)
Income (Loss ) per share assuming capitalization starting December 1, 2006:
Basic	($0.25)	$0.24	($0.34)	($0.06)	($0.10)
Diluted	($0.25)	$0.24	($0.34)	($0.06)	($0.10)

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

The Company reviews goodwill annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 142, goodwill and other intangible assets. The Company performed its annual impairment test of goodwill as of June 30, 2007 and determined that goodwill was not impaired. While the Company believes that no impairment existed as of June 30, 2007, there can be no assurances that future economic or financial developments might not lead to an impairment of goodwill.

Intangible Assets

Intangible assets include software game titles and non-competition agreements. Intangible assets, excluding goodwill and Empire game titles are stated on the basis of cost and are amortized on a straight-line basis over estimated lives of three to ten years. Empire game titles are amortized over a five-year period based on weighted average expected sales from the date the title is launched. For titles that have not yet been launched as of June 30, 2007 a launch date was estimated to project future amortization.

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

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk

The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The Company does, however, recognize market risk from interest rate and foreign currency exchange exposure.

Interest Rate Risk

On June 30, 2007, our cash resources earned interest at variable rates. Accordingly, the Company’s return on these funds is affected by fluctuations in interest rates. The Company also has significant debt that is tied to interest rates and, therefore, any increase in interest rates will have a negative effect on the Company’s interest payments. At June 30, 2007, the Company had two convertible notes outstanding with a combined balance of approximately $5 million. The interest on these convertible notes is based on a floating rate equal to prime plus 1.5%. A hypothetical 100 basis point change in interest rates would result in an approximate $50,000 change in annual interest expense.

In addition to the convertible debentures the Company had a secured line of credit facility at June 30, 2007. Based on the June 30, 2007 balance on this facility, a hypothetical 100 basis point change in interest rates would result in an approximately $6,000 change in annual interest expense.

Empire has a line of credit secured by its receivables, inventory, real property and intangible assets. As of June 30, 2007, the amount outstanding under this facility was approximately $2,284,000. The line of credit accrues interest at an annual rate of 8.75%. A hypothetical 100 basis point change in interest rates would result in an approximately $22,000 change in annual interest expense.

Foreign Currency Risk

The majority of the assets and liabilities of the Company are denominated in foreign currencies (primarily the pound sterling, Canadian dollar, or the South African Rand). As such the Company is exposed to foreign currency risks.

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

Net revenues by currency as reported in US dollars for the fiscal years ending June 30, 2007 and 2006 were as follows:

	2007	2006
Euros	$7,727,218	$996,189
Pound sterling	5,139,752	-
US dollars	6,786,976	2,034,323
Canadian dollars	140,338	285,917
Total net revenues	$19,794,284	$3,316,429

ITEM 8. Financial Statements and Supplementary Data

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
TABLE OF CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Stockholders' Equity and Comprehensive Loss	F-4 - F-5

Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 - F-37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Silverstar Holdings, Ltd.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Silverstar Holdings, Ltd. and Subsidiaries (the Company) as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended June 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silverstar Holdings, Ltd. and Subsidiaries at June 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3 to the consolidated financial statements, the Company is subject to certain risks and uncertainties.

RACHLIN COHEN & HOLTZ LLP

Miami Florida

September 27, 2007

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND 2006

ASSETS	2007	2006
Current assets:
Cash and cash equivalents
(Includes restricted cash of $590,990)	$3,693,149	$9,075,259
Cash restricted for foreign tax estimated liability	1,064,040	2,933,342
Accounts receivable, net	6,908,846	637,135
Inventories, net	900,128	58,732
Current portion of long term notes receivable	256,982	164,548
Prepaid expenses and other current assets	669,730	292,805
Assets available for sale	505,650	-

Total current assets	$13,998,525	$13,161,821

Property, plant and equipment, net	488,031	77,985
Software development costs, net	5,183,033	-
Investments in non-marketable securities	1,143,566	1,143,566
Long term notes receivable	214,222	458,670
Goodwill, net	890,038	841,726
Intangible assets, net	20,611,189	1,412,854
Deferred tax asset	625,217	-
Deferred charges and other assets	631,843	441,367

Total assets	$43,785,664	$17,537,989

Liabilities and stockholders' equity
Current liabilities:
Lines of credit	$2,875,472	$647,797
Current portion of long term debt	-	180,323
Notes payable- acquisition	5,475,179	-
Earn out notes payable - acquisition	3,847,426	-
Current portion of convertible secured debenture	-	900,000
Accounts payable	6,959,835	304,088
Accrued royalty expense	2,937,887	82,643
Accrued payroll tax expense	1,585,196	49,846
Accrued expenses	1,770,656	822,463
Deposits on July 2007 private placement	630,403	-
Estimated liability for foreign tax	616,458	600,000

Total current liabilities	$26,698,512	$3,587,160

Convertible secured debenture	4,790,779	2,318,455
Other long-term liabilities	412,363	231,892

Total liabilities	$31,901,654	$6,137,507

Liabilities and stockholders' equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and
outstanding	-	-
Common stock, Class A, $0.01 par value, 50,000,000 shares authorized; 9,621,891
[1,496,700 shares in treasury] and 8,313,774 shares issued and outstanding,
respectively	96,218	83,138
Common stock, Class B, $0.01 par value; 2,000,000 shares authorized; 835,260 shares
issued and outstanding	8,353	8,353
Common stock, FSAH Class B $0.001 par value; 10,000,000 shares authorized; 2,671,087
shares issued and outstanding	600	600
Additional paid-in capital	67,843,919	65,573,387
Accumulated deficit	(56,796,978)	(54,390,357)
Other comprehensive income	731,898	125,361

Total stockholders' equity	$11,884,010	$11,400,482

Total liabilities and stockholders' equity	$43,785,664	$17,537,989

See notes to consolidated financial statements

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005

	2007	2006	2005
Net Revenues	$19,794,284	$3,316,429	$353,343
Operating Expenses:
Cost of sales	6,513,072	555,184	60,325
Development costs and royalties	2,133,430	942,678	12,162
Selling, general and administrative	8,084,118	2,931,243	1,327,557
Amortization of software development costs	337,243	--	--
Amortization of acquired intangibles	4,235,634	148,797	21,809
Depreciation	159,743	31,687	12,216

	21,463,240	4,609,589	1,434,069
Operating loss	(1,668,956)	(1,293,160)	(1,080,726)

Other income (expense)	(4,235)	39,959	156,005
Foreign currency gains (losses)	246,593	(749,764)	81,773
Acquisition costs incurred	-	(321,412)	--
Amortization of convertible debt discounts and issuance costs	(592,405)	(769,566)	--
Foreign tax expense	-	(600,000)	--
Interest expense	(883,929)	(560,841)	(7,551)
Interest income	484,393	633,131	586,701

Loss from continuing operations before income taxes	(2,418,539)	(3,621,653)	(263,798)
(Provision) Benefit for income taxes	11,918	--	--
Loss from continuing operations	(2,406,621)	(3,621,653)	(263,798)
Discontinued operations:
Income from operations net of income taxes of $0, $0 and $0,
respectively	--	161,753	422,636
Gain on disposition, net of income taxes of $0, $0 and $0, respectively	--	1,480,710	--

Net income( loss)	($2,406,621)	($1,979,190)	$158,838

Income (loss) per share:
Basic:
Continuing operations	($0.25)	($0.39)	($0.03)
Discontinued operations	-	0.18	0.05
Net loss	($0.25)	($0.21)	$0.02

Diluted:
Continuing operations	($0.25)	($0.39)	($0.03)
Discontinued operations	-	0.17	0.05
Net loss	($0.25)	($0.21)	$0.02

Weighted average common stock outstanding:
Basic	9,726,520	9,102,286	8,791,121

Diluted	9,726,520	9,574,910	9,170,411

See notes to consolidated financial statements

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005

	Silverstar Holdings Ltd.		Silverstar Holdings Ltd.		First South African Holdings				Accumulated
	Class A		Class B		Class B		Additional		Other
	Common Stock		Common Stock		Common Stock		Paid-in		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance June 30, 2004	7,798,924	$77,989	896,589	$8,966	2,671,087	$600	$63,904,557	($52,570,005)	$-	$11,422,107
Year ended June 30, 2005: :
Stock issued/acquisition	377,371	3,774	-	-	-	-	513,603	-	-	517,377
Conversion of shares	61,329	613	(61,329)	(613)	-	-	-	-	-	0
Exercise of stock options	15,000	150	-	-	-	-	6,500	-	-	6,650
Stock-based compensation	-	-	-	-	-	-	32,000	-	-	32,000
Warrants issued – acquisition	-	-	-	-	-	-	167,400	-	-	167,400
Purchase and retirement of
treasury stock	(19,300)	(193)	-	-	-	-	(21,257)	-	-	(21,450)
Net income	-	-	-	-	-	-	-	158,838	-	158,838
Other comprehensive
Income foreign currency
translation adjustment,
net of taxes	-	-	-	-	-	-	-	-	5,596	5,596
Balance, June 30, 2005	8,233,324	$82,333	835,260	$8,353	2,671,087	$600	$64,602,803	($52,411,167)	$5,596	$12,288,518
Year ended June 30, 2006:
Stock issued prior obligation	45,450	455	-	-	-	-	49,540	-	-	49,995
Discounts on convertible debt	-	-	-	-	-	-	789,738	-	-	789,738
Exercise of stock options	30,000	300	-	-	-	-	22,200	-	-	22,500
Stock-based compensation	-	-	-	-	-	-	104,634	-	-	104,634
Shares issued for services	20,000	200	-	-	-	-	27,000	-	-	27,200

	Silverstar Holdings Ltd.		Silverstar Holdings Ltd.		First South African Holdings				Accumulated
	Class A		Class B		Class B		Additional		Other
	Common Stock		Common Stock		Common Stock		Paid-in		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Purchase and retirement
of treasury stock	(15,000)	(150)	-	-	-	-	(22,528)	-	-	(22,678)
Net loss	-	-	-	-	-	-	-	(1,979,190)	-	(1,979,190)
Other comprehensive
income foreign currency
translation adjustment,
net of taxes	-	-	-	-	-	-	-	-	119,765	119,765
Balance, June 30, 2006	8,313,774	$83,138	835,260	$8,353	2,671,087	$600	$65,573,387	($54,390,357)	$125,361	$11,400,482
Stock issued prior obligation	37,595	375	-	-	-	-	49,625	-	-	50,000
Private placement shares issued	371,200	3,712	-	-	-	-	646,288	-	-	650,000
Shares issued for acquisition	406,180	4,062	-	-	-	-	718,938	-	-	723,000
Warrants on convertible debt	-	-	-	-	-	-	62,868	-	-	62,868
Exercise of stock options	158,72 8	1,587	-	-	-	-	54,885	-	-	56,472
Stock-based compensation	-	-	-	-	-	-	218,638	-	-	218,638
Shares issued for services	177,000	1,770	-	-	-	-	296,290	-	-	298,060
Shares issued for debenture amendment	172,414	1,724	-	-	-	-	248,276	-	-	250,000
Purchase and retirement	(15,000)	(150)	-	-	-	-	(25,276)	-	-	(25,426)
of treasury stock
Net loss	-	-	-	-	-	-	-	(2,406,621)	-	(2,406,621)
Other comprehensive
income foreign currency
translation adjustment,
net of taxes	-	-	-	-	-	-	-	-	606,537	606,537
Balance June 30, 2007	9,621,891	$96,218	835,260	$8,353	2,671,087	$600	$67,843,919	($56,796,978 )	$731,898	$11,884,010

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005

Cash flows from operating activities:	2007	2006	2005

Net income (loss)	($2,406,621)	($1,979,190)	$158,838
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,325,025	950,049	34,024
(Gain) Loss on disposal of fixed assets	(6,798)	1,466	-
Stock-based compensation	260,305	112,967	49,995
Stock issued for services	548,060	27,200	-
Common stock issued for warrants	-	-	32,000
Bad debt expense	80,801	-	-
Unrealized foreign currency gains	(701,152)	(97,691)	(300,390)
Accrued interest income on notes receivable	(26,786)	(399,343)	(433,416)
Changes in operating assets and liabilities, net	(4,527,960)	(133,092)	(28,985)
Increase in estimated liability for foreign tax	-	600,000	-
Increase in other assets	(15,564)	(102,446)	-
Increase in other liabilities	177,325	-	-
Gain on sale of discontinued operations	-	(1,480,710)	-
Net changes in assets and liabilities of discontinued operations	-	(220,409)	(114,755)

Net cash used in operating activities	($1,293,365)	($2,721,199)	($602,689)

Cash flows from investing activities:
Acquisition expenses capitalized	-	(41,264)	-
Cash paid for acquisition of subsidiaries	(7,969,194)	-	(682,011)
Proceeds from sale of fixed assets	19,900	-	-
Investment in marketable securities	-	(300,000)	-
Purchase of intangible assets	-	(208,928)	(2,906)
Purchase of option premium	-	-	(190,257)
Purchase of fixed assets	(102,396)	(12,451)	(3,158)
Proceeds from repayment of long-term note receivable	192,427	3,219,417	5,420,720
(Increase) decrease in cash restricted for foreign tax estimated liability	1,869,302	(2,933,342)	-
Net proceeds on disposal of discontinued operations	-	3,693,378	-

Net cash (used in) provided by investing activities	($5,989,957)	$3,416,810	$4,542,388

Cash flows from financing activities:
Short term borrowings (repayments), net	(213,951)	580,608	-
Net proceeds from convertible debenture	827,580	4,373,301	-
Repayments of long term debt	-	(159,139)	(60,692)
Repayments of convertible debt	-	(1,400,000)	-
Proceeds from private placement sales of common stock	650,000	-	-
Proceeds from the exercise of stock options	56,472	22,500	6,650
Purchase of treasury stock	(25,426)	(22,678)	(21,450)
Net cash provided by discontinued operations	-	-	(237,971)

Net cash (used in) provided by financing activities	$1,294,675	$3,394,592	($313,463)

Effect of exchange rates on cash	606,537	119,765	5,596

Net increase (decrease) in cash and cash equivalents	(5,382,110)	4,209,968	3,631,832
Cash and cash equivalents, beginning of period	9,075,259	4,865,291	1,233,459

Cash and cash equivalents, end of period	$3,693,149	$9,075,259	$4,865,291

Supplemental cash flow information:
Cash paid for interest	$622,318	$539,155	$23,695

Cash paid for income taxes	$22,092	-	-

See notes to condensed consolidated financial statements

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007, 2006 AND 2005

NOTE 1.     ORGANIZATION AND PRINCIPAL ACTIVITIES OF THE GROUP

Silverstar Holdings, Ltd. (“the Company) is the parent company of Empire Interactive, PLC (“Empire”), a leading worldwide publisher of interactive entertainment software for all game platforms, as well as Strategy First, Inc. (“Strategy First”), a leading worldwide publisher of entertainment software for the Personal Computer (PC). The Company is also a minority shareholder in Magnolia Broadband Wireless, a development stage company which is developing mobile wireless broadband products.

On November 17, 2000, the Company acquired Fantasy Sports, Inc. (“Fantasy”). Fantasy specializes in Internet-based subscriptions for NASCAR, college football and basketball and other fantasy sports games. On April 7, 2006, the Company sold substantially all the assets and transferred certain liabilities of Fantasy Sports, Inc which is reflected as discontinued operations in the accompanying financial statements. (See Note 14.)

In April 2005, the Company acquired Strategy First Inc. (www.strategyfirst.com), a leading developer and worldwide publisher of entertainment software for the PC. Founded in 1990, the company publishes software games primarily for the PC platform.

On December 4, 2006, the Company announced that it had achieved more than 90% acceptance of its offer to acquire the shares of Empire. Based on these acceptances, the Company announced a formal closing of the offer to Empire shareholders effective December 1, 2006. Empire develops and publishes software games for all game platforms. Some of its popular games include the FlatOut Ford Racing franchises, Big Mutha Truckers, Taito Legends, Starsky & Hutch, Starship Troopers, and International Cricket Captain.

The Company currently has Class A common stock shares outstanding. Holders of Class A common stock have one vote per share on each matter submitted to a vote of the shareholders and a ratable right to the net assets of the Company upon liquidation. Holders of the common stock do not have preemptive rights to purchase additional shares of common stock or other subscription rights. The Class A common stock carries no conversion rights and is not subject to redemption or to any sinking fund provisions. All shares of Class A common stock are entitled to share equally in dividends from legally available resources as determined by the board of directors. Upon dissolution or liquidation of the Company, whether voluntary or involuntary, holders of the Class A common stock are entitled to receive assets of the Company available for distribution to the shareholders.

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

Silverstar Holdings, Ltd. (Parent Company)
Silverstar Holdings, Inc.
First South Africa Management Corp.
First South African Holdings, Ltd. (FSAH)
Fantasy Sports, Inc. (Dormant)
Strategy First, Inc.
Silverstar Acquisitions PLC
Empire Interactive Europe Limited
Empire Interactive, Inc Empire Interactive Holdings Limited
Razorworks Limited (Dormant) Xplosiv Limited (Dormant)

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

Concentrations of Credit and Market Risks

Financial instruments that potentially subject the Company to concentrations of credit and market risk are comprised of cash and cash equivalents, accounts receivable and notes receivable. The Company did not have a major concentration of customers for the fiscal years ended June 30, 2007 and 2005. For the fiscal year ended June 30, 2006, Strategy First conducted a major portion of its business with four customers, each of whom accounted for more than 10% of total revenues. Combined sales to these customers amounted to approximately $1,998,000 (60% of net sales) during the year ended June 30, 2006. Accounts receivable from these customers amounted to $414,000 (65%) of total accounts receivable at June 30, 2006.

Cash

The Company currently maintains a substantial amount of cash and cash equivalents with financial institutions in South Africa denominated in South African Rand. Changes in the value of the Rand compared to the U.S. dollar may still have an unfavorable impact on the value of the cash and cash equivalents. In addition, these financial instruments are not subject to credit insurance.

The Company maintains deposit balances at U.S. financial institutions that, from time to time, may exceed federally insured limits. The Company maintains its cash with high quality financial institutions, which the Company believes limits risk. As of June 30, 2007, amounts in excess of federally insured amounts totaled approximately $4,702,000.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of long-term notes receivable approximates fair values since interest rates are keyed to the South African prime lending rate. The gross carrying value of the Company’s convertible debenture approximates fair value since interest rates are keyed to the US prime lending rate. The carrying value of the Company’s other debt approximates fair value since their terms are consistent with prevailing market rates.

Inventories

Inventories are valued at the lower of cost or market with cost determined on the first-in, first-out method. Inventory represents mainly finished goods for resale together with some of the component materials necessary to a completed software product. Cost represents only the purchase price of component materials. No overheads are incorporated into the inventory value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is taken on property and equipment using accelerated and straight-line methods over the expected lives of the assets. Estimated useful lives of fixed assets are as follows:

Years
Property	50
Leasehold improvements	5
Furniture and equipment	4-5
Development equipment	2
Motor vehicles	4

Development Costs

Under SFAS No. 86 software development cost should be capitalized once technical feasibility is achieved. In the case of Empire this would be when the product is commercially viable (“commercial feasibility), The Company has determined to its satisfaction that there is a clearly defined decision point quite early in development where a product passes from concept to commercial feasibility. This decision point is either reached with the consent of outside parties such as Sony or Microsoft or through an internal process where management decides to move forward with a product’s development once a game concept has been approved. The Company also found that there has been no material instance where concept approval has been given and a game has not become a commercial product. The Company has, therefore, decided to capitalize software development costs after concept approval.

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

The Company’s goodwill represents the excess acquisition cost over the fair value of the tangible and identified intangible net assets of Strategy First acquired in 2005. For the years ended June 30, 2007, 2006 and 2005, the Company applied what it believes to be the most appropriate valuation methodology for the reporting unit. If the Company had utilized different valuation methodologies, the impairment test results could differ. There was no impairment of goodwill for the years ended June 30, 2007, 2006 and 2005.

Intangible Assets

Intangible assets include software game titles and non-competition agreements. Intangible assets, excluding goodwill and Empire game titles are stated on the basis of cost and are amortized on a straight-line basis over estimated lives of three to ten years. Empire game titles are amortized over a five-year period based on weighted average expected sales from the date the title is launched. For titles that have not yet been launched as of June 30, 2007 a launch date was estimated to project future amortization. (See Note 11.)

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

Foreign Currency Translation

The functional currency of the Company is the United States Dollar; the functional currency of FSAH is the South African Rand; the functional currency of Strategy First, Inc. is the Canadian Dollar and the functional currency of Empire is the Pound Sterling. Accordingly, the following rates of exchange have been used for translation purposes:

Assets and liabilities are translated into United States Dollars using exchange rates at the balance sheet date. Common stock and additional paid-in capital are translated into United States Dollars using historical rates at date of issuance. Revenue and expenses are translated into United States Dollars using the weighted average exchange rates for each year. The resultant translation adjustments for FSAH are reported in the statement of operations since FSAH has sold all its operating subsidiaries. The resultant translation adjustments for Strategy First and Empire are reported as other comprehensive income.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ending June 30, 2007, 2006 and 2005 were $1,815,837, $182,295, and $10,691, respectively.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” This standard replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The standard requires companies to recognize all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values on the grant date and is effective for annual periods beginning after June 15, 2005. In accordance with the revised statement, the Company recognized the expenses attributable to stock options granted or vested subsequent to July 1, 2005. During the fiscal years ended June 30, 2007 and 2006 the Company recognized expenses of $218,638 and $104,634 respectively, for employee stock options that vested during fiscal years 2007 and 2006. The company also recognized expenses of $41,667 and $8,333 for the vesting of 37,955 restricted shares that were granted in the fourth quarter of the fiscal year ended June 30, 2006. On June 27, 2007 the company granted restricted stock awards to members of the Board of Directors totaling $120,000. These awards will vest on March 29, 2008 and will be expensed ratably until fully vested.

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

If the Company used the fair value-based method of accounting to measure compensation expense for options granted at the date they were granted as prescribed by SFAS No. 123 earnings (loss) per share from continuing operations for the year ended June 30, 2005 would have changed to the pro forma amounts set forth in the table below.

2005
Income (Loss) from continuing operations as reported	($ 263,798)
Less compensation expense for options
awards determined by the fair-value- based method	(677,245)
Income (Loss) from continuing operations, pro forma	($ 941,043)

Basic:
As reported	($ 0.03)
Pro forma	($ 0.10)
Assuming full dilution:
As reported	($ 0.03)
Proforma	($ 0.10)

The weighted average grant date fair value of options granted in 2007, 2006 and 2005 and the significant assumptions used in determining the underlying fair value of each option grant on the date of the grant utilizing the Black Scholes option pricing model are noted in the following table. Expected volatility is based on historical volatility data of the Company’s stock. As a result of the acquisition of Empire which significantly changed the size and complexity of the Company, the volatility of options granted after March 31, 2007 were computed using the average volatility of competitor companies in the entertainment software industry. Historical stock prices would not be indicative of their future prices, since the Company itself is so different from what it was historically. SFAS 123(R) requires the use of expected volatility in the calculation of the compensation expense of a stock option. While it allows the use of historical volatility in calculating expected volatility, it does not require the use of historical volatility and encourages the use of other factors.

The expected term of stock options granted is based on historical data and represents the period of time that stock options are expected to be outstanding. The risk-free rate of the stock options is based on the United States Treasury rate in effect at the time of grant.

	2007	2006	2005
Weighted average grant-date fair value of options granted	$ 0.69	$ 1.08	$ 0.94
Assumptions:
Risk free interest rate	4.65-4.82%	4.82%	3.19-4.01%
Expected life	0-5 years	5 years	3-5 years
Expected volatility	42-111%	111%	126-142%
Expected dividend yield	0.00%	0.00%	0.00

Based on existing unvested option agreements the Company anticipates an additional expense of approximately $242,926 in fiscal 2008 which could increase if additional options are granted during the fiscal year. As of June 30, 2007, $291,376 of the total unrecognized compensation costs related to non-vested options is scheduled to be recognized over a weighted average period of 2.58 years.

Net Income (Loss) Per Share

Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding and dilutive potential common shares reflecting the dilutive effect of stock options, warrants, convertible debentures and shares to be issued in connection with prior acquisitions unless their effect is anti-dilutive. Dilutive potential common shares, stock options, warrants and convertible debentures for all periods presented are computed utilizing the treasury stock method. The dilutive effect of shares to be issued in connection with the obligations related to prior acquisitions is computed using the average market price for the quarter.

Recently Issued Accounting Standards

On February 15, 2007, the Financial Account Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (FASB 159”). This standard permits an entity to measure financial instruments and certain other items at the estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 15, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. We are currently evaluating the impact of SFAS 159, if any, on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that in evaluating the effects of prior year errors on current year financial statements, SEC registrants must consider the effect of the errors on both the current year statement of operations and the magnitude of the errors on the current year balance sheet. As a result, SAB 108 could require prior year financial statements to be corrected for errors that had previously been deemed immaterial. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has determined that the impact of adopting this standard did not have a material effect on its financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effect, if any, this interpretation may have on its financial condition, results of operations, cash flows or disclosures.

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

Reclassifications

Certain amounts from prior years have been reclassified to conform to the 2007 presentation.

NOTE 3.     LIQUIDITY AND PROFITABILITY

As of June 30, 2007, our Balance Sheet reflects a working capital deficit. Until recently our operations have not generated positive operating EBITDA or earnings and there is no guarantee that our recent profitability (See Note 21) will be sustained. However, we believe that a combination of our cash on hand, operating cash flow and additional financing arrangements will be sufficient to meet our short and long-term obligations. Management’s plans to meet its ongoing cash requirement as follows:

•

Raise additional capital through the sale of equity or additional debt. To this end the Company announced on September 7, 2007 that it had completed a $9 million private placement of common stock and warrants with institutional investors and management. Silverstar sold a total of 6,206,890 shares at $1.45 per share. Investors also received five year warrants to purchase approximately 4,344,826 shares of common stock at $2.10 per share. The Company may seek to raise additional debt or equity during the 2008 fiscal year.

•

The Company amended the terms of its Secured Convertible Debentures with DKR Soundshore Oasis in June 2007. Under the terms of the amendment (i) the maturity dates of the Debentures were extended to April 30, 2010; (ii) there will be no amortization of principal under the Debentures and (iii) the Debentures will be mandatorily convertible if the closing sale price of the Company’s common stock equals or exceeds $3.48 per share. The mandatory conversion will be subject to volume requirements. Furthermore, as of September 21, 2007, an amount of $2.85 million of this Convertible debenture had been converted and the Company has issued 1,420,478 shares of Class A common stock.

•

Generate short term operating earnings and cash flow primarily through its newly acquired subsidiary Empire. Empire’s first Next Generation version of its best selling Flat Out franchise has performed well in Europe, generating significant cash flow and is anticipated to meet or exceed the Company’s sales expectations in the future. Furthermore the Company anticipates that Empire’s ongoing business which includes planned releases in the next 12 months of such high profile titles as Jackass, Hello Kitty and Pipemania, will generate operating profits and cash flow in the short term.

Management believes that these actions and others to be taken by the Company will provide the opportunity for it to improve liquidity and achieve profitability. However, there can be no assurance that all such events will occur to realize these goals.

NOTE 4.     ACQUISITIONS

Strategy First

On April 21, 2005, the Company acquired Strategy First, Inc. (www.strategyfirst.com), a leading worldwide publisher of entertainment software for the PC. The Company acquired Strategy First through the jurisdiction of the Montreal bankruptcy court. Pursuant to the approved plan of arrangement, the Company (i) paid cash consideration to the creditors of Strategy First of $609,000; (ii) issued 377,000 shares of our common stock; (iii) issued warrants to purchase 200,000 shares of our common stock; (iv) and assumed approximately $400,000 in existing bank debt, as well as contingent consideration based on the future profitability of Strategy First.

The costs of the acquisition were allocated on the basis of the estimated fair values of the assets acquired and liabilities assumed. Whereby the acquisition was accounted for using the purchase method whereby intangible assets identified in connection with the acquisition were recorded (and amortized where applicable) in accordance with the provisions of SFAS No. 142.

Acquisition cost	$1,370,544
Net assets acquired:
Current assets	$297,244
Fixed assets	82,664
Goodwill	764,089
Intangible assets	1,245,157
Total assets	$2,389,154

Current liabilities	624,183
Long term debt	394,397
Total liabilities	$1,018,580

$1,370,574

Empire Interactive

On December 4, 2006, the Company announced that it had achieved more than 90% acceptance of its offer to acquire the shares of Empire. Based on these acceptances, the Company announced a formal closing of the offer to Empire shareholders and took control effective December 1, 2006.

The offer provided for either a cash payment of approximately $.13 per share (£.07 p), or an earn-out alternative, where the initial payment was approximately $.09 per share (£.049 p), with a further $.094 per share (£.05 p) in loan notes payable in October 2007. Additionally, there is an earn-out payable in April 2008. The earn-out was based on a formula of Empire’s EBITDA (as defined) for the fiscal year ended June 30, 2007. The earn out has been calculated and the Company’s June 30, 2007 Balance Sheet includes a liability of approximately £1.9 million, or $3.8 million USD based on the June 30, 2007 foreign exchange rate of 2.0039 US dollar to the British pound.

The aggregate purchase price for Empire’s stock, was approximately $17.7 million or £9.08 million (after adjusting for the actual earn out payable) based on the December 1, 2006 foreign exchange rate of 1.9508 US dollar to the UK pound of which amount approximately $5.2 million are loan notes which mature October 31, 2007, and $3.8 million are loan notes payable in April 2008 . $.7 million of the acquisition expenses were paid by the issuance of 406,180 shares of Silverstar’s Class A common stock. Of this amount 350,000 shares were issued to a consultant to the Company as a finder’s fee for the transaction pursuant to his consulting contract. The consultant was subsequently appointed Chairman of the Board of Empire. Of the remaining $8.1 million of the purchase price approximately $7.8 million has been paid by utilizing the Company’s internal cash resources. The remaining $.3 million has been accrued as a short-term liability.

The purchase price was allocated on the basis of the estimated fair values of the assets acquired and liabilities assumed. The fair value of the assets acquired and liabilities assumed exceeded the purchase price and, therefore, the excess was allocated as a pro-rata reduction of non-current assets, specifically intangible assets. The acquisition was accounted for as a purchase. The intangible assets identified in connection with the acquisition were recorded and are being amortized in accordance with the provisions of SFAS No. 141 and 142.

Purchase price:
Net assets acquired:
Current assets	$3,226,230
Fixed assets	898,804
Intangible assets	22,816,055
Other assets	608,650
Total assets	27,549,739
Total liabilities	(9,856,885)
$17,692,854

The following unaudited proforma summary presents consolidated financial information as if the acquisition of Empire had occurred effective July 1, 2006 and 2005, respectively. The proforma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the consolidated entities.

	Fiscal Years Ended June 30,
	2007	2006
Net revenues	$30,028,696	$26,989,382
Net (loss)	($4,287,987)	($12,303,801)
Income (loss) per share
Basic and diluted:
Continuing operations	($.44)	($1.47)
Discontinued operations	-	$0.17
Net loss	($.44)	($1.30)

NOTE 5.     ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows at June 30, 2007 and 2006.

	2007	2006

Accounts receivable	10,632,994	$794,353
Less: allowance for returns	(3,536,690)	(139,362)
Less: allowance for doubtful accounts	(187,458)	(17,856)

	$6,908,846	$637,135

NOTE 6.     INVENTORIES

Inventories consist of finished goods and component materials of $900,128 and $58,732 at June 30, 2007 and 2006, respectively.

NOTE 7.     PROPERTY, PLANT AND EQUIPMENT

The components of property and equipment are as follows at June 30, 2007 and 2006.

	2007	2006

Leasehold improvements	$243,081	$ -
Furniture and equipment	1,553,093	140,044
Development equipment	1,646,352	-
Motor vehicles	40,192	-

	3,482,718	140,044
Less accumulated depreciation	2,994,687	(62,059)

	$488,031	$77,985

Depreciation expense was approximately $160,000, $32,000 and $12,000 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

NOTE 8.     SOFTWARE DEVELOPMENT COSTS

At June 30, 2007, capitalized software costs are as follows:

2007

Capitalized Software Costs	$5,524,293
Less accumulated depreciation	(341,260)

$5,183,033

Software development costs are amortized over a five-year period based on weighted average expected sales from the date commercial feasibility is reached. Amortization expense was $337,243, $0, and $0 for the years ended June 30, 2007, 2006 and 2005, respectively

NOTE 9.     INVESTMENTS IN NON-MARKETABLE SECURITIES

A summary of the investments in non-marketable securities on the consolidated balance sheet is presented below:

	Effective Percentage	As of and for the Year Ended
Investments in unconsolidated affiliates:		June 30, 2007	June 30, 2006
Magnolia Broadband, Inc.	2.5%	$1,131,066	$1,131,066
Other		12,500	12,500

		$1,143,566	$1,143,566

Between April 2000 and January 2006, the Company invested $3,250,000 in Magnolia through the purchase of Series A and D Preferred Stock.

Magnolia Broadband is a development stage company established to develop and market wireless based chips primarily for the mobile handset market.

In assessing the fair value of the Company’s investment in Magnolia, the Company monitors their progress through monthly board meetings and additional formal and informal communications. Magnolia, since inception, has set technical goals and timelines, which were invariably met or surpassed. Furthermore, Magnolia excelled in hiring high level technical staff with advanced degrees and experience in management of corporations such as Nokia, Bell Labs, Motorola, and Anadigics. The willingness of highly qualified individuals to leave established corporations for a start-up opportunity provided validation for our belief in Magnolia’s potential. This promise was further validated by the significant investments made by leading venture capital funds in various equity financings from 2002 through August 2006, and by positive field trials and responses from potential customers in the United States and internationally.

Based on Magnolia’s achievements, some of which are summarized above, the Company concluded that these positive accomplishments support the variables considered in developing the valuations for the private placement transactions which the Company used as a basis for concluding that its investment in Magnolia was not carried at a value in excess of fair value on its financial statements.

The Company’s ongoing monitoring and evaluation described above continues. Over the next twelve months, among other goals, Magnolia anticipates acceptance of its technology in the UMTS networks and commercial sales through royalty agreements with baseband chipset manufacturers.
In performing our analysis of the possible impairment of our investment in Magnolia as of June 30, 2007, 2006 and 2005, we considered our investment in Magnolia in total in accordance with paragraph 19(h) of APB No. 18.

In performing our analysis for 2005, we looked to the $13.5 million in financing Magnolia received during the fiscal year from existing and major outside investors as well as the progress Magnolia had made in developing its technology and meeting milestones, as described above. The Company’s investment in Magnolia was not considered impaired at June 30, 2005. We again computed the fair value of our holdings in Magnolia Broadband by multiplying the number of shares we owned by the price for shares paid by investors in the last placement round, which resulted in a fair value that was greater than the carrying value of our investment. Additionally, we looked to an independent analysis of Magnolia’s value performed by a leading investment bank and concluded from this, as well, that the fair value of our holdings was greater than the carrying value of our investment.

In performing our analysis for 2006, we looked to the $13 million in financing Magnolia received during the fiscal year from existing investors as well as the $5 million in financing they received from existing and outside investors in July 2006. The Company’s investment in Magnolia was not considered impaired at June 30, 2006. We again computed the fair value of our holdings in Magnolia Broadband by multiplying the number of shares we owned by the price for shares paid by investors in the last placement round, which resulted in a fair value that was greater than the carrying value of our investment.

In performing our analysis for 2007, we looked to the $5 million in financing they received from existing and outside investors in July 2006. The Company’s investment in Magnolia was not considered impaired at June 30, 2007. We again computed the fair value of our holdings in Magnolia Broadband by multiplying the number of shares we owned by the price for shares paid by investors in the last placement round, which resulted in a fair value that was greater than the carrying value of our investment.

NOTE 10.     LONG-TERM NOTES RECEIVABLE

In connection with the sale of our South African subsidiary in November 2000, as well as the earlier sale of two other subsidiaries, the Company received as partial consideration three notes receivable denominated in South African Rand. These notes are subject to foreign currency risk and a portion of one was subject to certain performance requirements of the debtor. The first note was for R52 million of which R20 million (plus accrued interest) was treated as contingent consideration to be recorded when collected as it was secured only by the debtor’s stock in Lifestyle and therefore collection was not assured. R31.4 million of the third note, was payable as the borrower collected on junior debt. In December 2004, the Company received a payment in the amount of R31.4 million in partial payment of the outstanding principal and interest. The Company received R20.07 million on June 30, 2006 in payment of the note’s remaining principal balance and accrued interest in full.

Two notes remain outstanding at June 30, 2007. Both require monthly payments ranging from R50,000 to R70,000 and both bear interest at 5%.

	2007	2006
Balance	$ 471,204	$ 623,218
Less current portion	256,982	164,548

Long-term portion	$ 214,222	$ 458,670

NOTE 11.      INTANGIBLE ASSETS

The components of amortized intangible assets as of June 30, 2007 and 2006 are as follows:

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Total

Game titles - Strategy First	10 years	1,635,552	(334,032)	1,301,520
Game titles – Empire	5 years	23,437,099	(4,127,430)	19,309,669
Balance on June 30, 2007		$25,072,651	($4,461,462)	$20,611,189

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Covenant not to compete - Strategy First	3 years	$44,638	($17,356)	$27,282
Game titles - Strategy First	10 years	1,546,773	(161,201)	1,385,572
Balance on June 30, 2006		$1,591,411	($178,557)	$1,412,854

The covenant not to compete and the game titles acquired as part of the acquisition of Strategy First are both amortized using the straight-line method. The covenant not to compete was nullified and therefore amortized in entirety during the last quarter of the fiscal year ending June 30, 2007.

The game titles of Empire are amortized over a five-year period based on weighted average expected sales from the date the title is launched. For titles that have not been launched as of June 30, 2007 a launch date was estimated to project future amortization.

Amortization expense for intangible assets was $4,235,634, $148,797, and $21,809 for the years ended June 30, 2007, 2006 and 2005, respectively

Estimated amortization expense for the five succeeding fiscal years is as follows:

2008	$ 6,158,560
2009	4,235,820
2010	4,428,276
2011	3,060,765
2012	1,432,585

Thereafter	1,295,183
Total	$ 20,611,189

NOTE 12.     DEBT

Lines of Credit

In June 2002, the Company obtained a secured line of credit facility for borrowings up to $1.0 million, which is fully secured by cash balances held in the Company’s account. This liability is due on demand and has a floating interest rate that is based on the prime rate minus 1.75%. On June 30, 2007, the prime rate was 6.5%. The balance outstanding under this line of credit at June 30, 2007 and June 30, 2006 was $590,990 and $647,797 respectively.

Empire has a line of credit secured by its receivables, inventory, real property and intangible assets. As of June 30, 2007 the amount outstanding under this facility was £1,140,018 ($2,284,482). The line of credit accrues interest at an annual rate of 8.75%.

Notes Payable

The Company owes approximately $5.5 million in notes payable to former shareholders of Empire pursuant to the Offer made for the acquisition of Empire. This amount accrues interest at 4% per annum and is payable on October 31, 2007.

Additionally, the Company owes approximately $3.8 million as earn out consideration based on Empire’s EBITDA for the fiscal year ended June 30, 2007 and is payable on April 30, 2008.

Long Term Debt

At June 30, 2006 the Company had a term loan assumed pursuant to the plan of arrangement related to the Company’s acquisition of Strategy First, payable in monthly principal installments of Canadian $22,000 plus interest at an annual rate of prime plus 3.25% The loan balance was $180,323 at June 30, 2006. The loan was paid off in full during the fiscal year ending June 30, 2007.

NOTE 13.      CONVERTIBLE SECURED DEBENTURES

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

The Company has the option, at any time, to redeem some or all of the outstanding 2005 Debenture, in cash, equal to the sum of (A) as to redemption dates before April 30, 2008, (i) 115% of the outstanding principal amount of the Debenture or portion thereof being redeemed, (ii) accrued but unpaid interest and (iii) all liquidated damages and other amounts due in respect of the 2005 Debenture and (B) as to redemption dates on or after April 30, 2008, (i) the greater of (x) 130% of the outstanding principal amount of the 2005 Debenture or portion thereof being redeemed and (y) the principal amount of the 2005 Debenture to be prepaid, plus all other accrued and unpaid interest hereon, divided by the applicable conversion price on (a) the date the notice of redemption is delivered or (b) the date the redemption amount is paid in full, whichever is less, multiplied by the VWAP on (c) the date the redemption notice is delivered or otherwise due or (d) the date the redemption amount is paid in full, whichever is greater, (ii) accrued but unpaid interest and (iii) all liquidated damages and other amounts due in respect of the 2005 Debenture. In May 2006, the Company repaid $1,400,000 of the outstanding principal balance along with an early payment penalty of approximately $210,000.

The principal amount of the 2005 Debenture was to be redeemed at the rate of $185,185 per month, plus accrued and unpaid interest, commencing on July 6, 2006 and may be paid, at the Company’s option (i) in cash or (ii) in shares of the Company’s common stock. The terms of the 2005 Debenture were amended in June 2006 and February 2007 and required redemption at the rate of $180,000 per month commencing on May 1, 2007. The Company did not pay the initial $180,000 redemption amount on May 1, 2007. The Purchaser and the Company amended the terms of the 2005 Debenture in June 2007. Under the terms of the amendment (i) the maturity date of the 2005 Debenture was extended to April 30, 2010; (ii) there will be no amortization of principal under the Debenture; and (iii) the Debenture will be mandatorily convertible if the closing sale price of the Company’s common stock equals or exceeds $3.48 per share. This mandatory conversion is subject to volume requirements.

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

In connection with the 2005 Debenture the Company issued to the holder the Warrant. The fair value for the Warrant was estimated at the grant date using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate of 4.50%, dividend yields of 0% and a volatility factor of the expected market price of the Common Stock of 114.80%. Based upon the closing price per share of the Company’s common stock on the date of issuance, the Company estimated the fair value of the warrant and allocated $665,295 of the proceeds from the 2005 Debenture to the Warrant, which is presented as a discount on the convertible note, net of amortization to be taken over the three-year term of the note using the effective interest method. As a result of the June 2007 debt modification the remaining fair values of the warrant is being amortized on a straight line method through April 30, 2010.

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

The principal amount of the 2006 Debenture was originally redeemable at the rate of $63,636 per month, plus accrued but unpaid interest and liquidated damages, commencing on March 1, 2007. The terms of the 2006 Debenture were amended in February 2007 to require redemption at a rate of $63,636 per month commencing on May 1, 2007. The Company has the option, at any time, to redeem some or all of the outstanding 2005 Debenture, in cash, equal to the sum of (A) as to redemption dates before April 30, 2008, (i) 115% of the outstanding principal amount of the Debenture or portion thereof being redeemed, (ii) accrued but unpaid interest and (iii) all liquidated damages and other amounts due in respect of the 2005 Debenture and (B) as to redemption dates on or after April 30, 2008, (i) the greater of (x) 130% of the outstanding principal amount of the 2005 Debenture or portion thereof being redeemed and (y) the principal amount of the 2005 Debenture to be prepaid, plus all other accrued and unpaid interest hereon, divided by the applicable conversion price on (a) the date the notice of redemption is delivered or (b) the date the redemption amount is paid in full, whichever is less, multiplied by the VWAP on (c) the date the redemption notice is delivered or otherwise due or (d) the date the redemption amount is paid in full, whichever is greater, (ii) accrued but unpaid interest and (iii) all liquidated damages and other amounts due in respect of the 2005 Debenture.

The Company did not pay the initial $63,636 redemption amount on May 1, 2007. The Purchaser and the Company amended the terms of the 2006 Debenture in June 2007. Under the terms of the amendment (i) the maturity date of the 2005 Debenture was extended to April 30, 2010; (ii) there will be no amortization of principal under the Debenture; and (iii) the Debenture will be mandatorily convertible if the closing sale price of the Company’s common stock equals or exceeds $3.48 per share. This mandatory conversion is subject to volume requirements.

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

As consideration, the Company reduced the exercise price of the Warrant $.10 to $1.7986 per share. The fair value for the reduction in the exercise price of the Warrant was estimated at the grant date using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate of 4.37%, dividend yields of 0% and a volatility factor of the expected market price of the Company’s common stock of 106.66%. Based upon the closing price per share of the Company’s common stock on the date of issuance, the Company estimated the fair value of the exercise price reduction and allocated $10,490 of the proceeds from the 2005 Debenture to the Warrant, which is presented as a discount on the 2005 Debenture, net of amortization to be taken over term of the 2005 Debenture using the effective interest method. As a result of the June 2007 debt modification the remaining fair values of the warrant is being amortized on a straight line method through April 30, 2010.

The balance of the notes as of June 30, 2007 and June 30, 2006, net of unamortized discounts was as follows:

	June 30, 2007	June 30, 2006
Principal amount of notes	$ 5,000,000	$3,600,000
Discounts for beneficial conversion features	(58,765)	(60,122)
Discounts for fair value of warrants and options	(150,456)	(321,423)
Balance , net of unamortized discounts	$4,790,779	$3,218,455
Less current portion-	-	(900,000)
Long-term portion	$4,790,779	$2,318,455

Scheduled maturities of the convertible debentures as of June 30, 2007 are as follows:

June 30, 2007
1 Year or less	$ -
1-3 Years	5,000,000
Total	$5,000,000

Interest expense related to the notes amounted to $429,504 and $491,381 during the years ended June 30, 2007 and 2006 respectively. Interest expense incurred during the year ended June 30 includes a $210,000 penalty that was applied when the company paid $1,400,000 toward principal in May 2006.

Amortization of discounts for the beneficial conversion features and warrant resulted in charges to Amortization of Convertible Debt Discounts and Issuance Costs totaling $235,192 and $408,193 during the fiscal years ended June 30, 2007 and 2006. The Company also incurred loan costs of $1,199,119 directly related to securing these notes, which included $500,000, ($250,000 annually) paid for a personal guarantee on the outstanding balances. The loan costs were originally amortized over the term of the notes. As a result of the June 2007 debt modification the remaining loan issuance costs are being amortized on a straight line method through April 30, 2010.

The guarantee fees of $500,000 are being amortized at the rate of $250,000 per year. Amortization expenses for the guarantee and debt issuance costs totaled $357,213 and $361,372 for the fiscal years ending June 30, 2007 and 2006 are included in Amortization of Convertible Debt Discounts and Issuance Costs.

Estimated amortization expense related to the warrants beneficial conversion feature and costs related to securing these notes through debt maturities is as follows:

2008	$297,365
2009	214,032
2010	178,360
Total	$689,757

NOTE 14.     INCOME TAXES

The components of the Company’s provision (benefit) for income taxes were as follows:

	2007	2006	2005
Current:
Federal	($11,918)	$ -	$ -
Foreign	-	-	-
State

Tax benefit:	($11,918)	-	-

Deferred:
Federal	-	-	-
Foreign	-	-	-
State	-	-	-

A reconciliation of income tax computed at the statutory rates to income tax expense (benefit) is as follows:

	2007	2006	2005
Tax expense at the statutory rate	($818,251)	($707,528)	$49,432
Tax effect on income (loss) of non-US operations	665,447	1,254,175	61,768
State and provincial income taxes, net of federal
income tax	(73,215)	88,872	15,669
Change in effective tax rate	-	-	(128,330)
Permanent difference- Amortization	1,216,615
Permanent differences- Other	156,870	6,641	3,851
Deferred Balance adjustment	(332,176)	-	-
Adjustment for prior years' R&D expense	-	(1,150,304)	-
Valuation allowance	(827,208)	508,144	(2,390)

Provision (benefit) for Taxes	($11,918)	$ -	$ -

At June 30, 2007, the Company has available US net operating loss carrying forwards of approximately $3,501,000 which expire through 2027, Canadian net operating loss carry forwards of approximately $3,430,000 which expire through 2017, and United Kingdom operating losses of approximately $25,900,000 which can be carried forward indefinitely.

In addition to the net operating loss carrying forward, the Company has deferred tax assets which relate primarily to depreciation of fixed assets recorded at different rates for tax and book purposes, certain research and development costs incurred in Canada expensed for book purposes, not deducted for tax purposes, and available to offset future income taxable in Canada, and differences in recording bad debts for book and U.K. tax purposes. As of June 30, 2007 a valuation allowance has been established against a significant portion of the deferred tax asset since the Company believes it is more likely than not that that the amounts will not be realized in full; the Company has not established a valuation allowance against the portion of the deferred tax asset it believes will be realized in future periods due to expected taxable profits. As of June 30, 2006, a valuation allowance was established against the entire deferred tax asset.

The components of the deferred tax assets (liabilities) were as follows at June 30, 2007 and 2006:

Current:	2007	2006

Net operating losses	10,198,654	$2,087,040

Bad Debts	196,478	-
R&D Expenses	1,436,816	1,264,300

	11,831,948	3,351,340
Long term:

Depreciation	515,440	47,887

	515,440	47,887

	12,347,388	3,399,227
Total valuation allowance	(11,722,171)	(3,399,227)

Deferred tax asset	$625,217	$ -

The Silverstar Holdings Limited is a Bermuda registered corporation where there are no income tax laws applicable. FSAH, a South African registered corporation, incurred no income tax charges for fiscal years 2007, 2006, and 2005.

First South Africa Management Corp. and Fantasy Sports, Inc. are US registered corporations and did not incur any income tax provision for fiscal years 2007, 2006 and 2005.

Silverstar Acquisitions, PLC is a United Kingdom based registered company and did not incur any income tax charges for the seven months ending June 30, 2007 (since inception).

Empire Interactive, PLC is a United Kingdom based registered company and did not incur any income tax charges for the seven months ending June 30, 2007(since acquisition).

Empire Interactive Europe, Limited is a United Kingdom based registered company and did not incur any income tax charges for the seven months ending June 30, 2007 (since acquisition).

Empire Interactive, Inc is a US registered corporation and recognized a tax benefit of $11,918 for the seven months ending June 30, 2007 (since acquisition).

Empire Interactive Holdings, Limited is a United Kingdom based registered company and did not incur any income tax charges for the for the seven months ending June 30, 2007 (since acquisition).

NOTE 15.     DISCONTINUED OPERATIONS

Fantasy Sports, Inc.

On April 7, 2006, the Company sold substantially all the assets and transferred certain liabilities of Fantasy Sports, Inc. for total cash consideration of $3.85 million. The purchaser assumed liabilities in the amount of $.79 million

A summary of the calculation of the gain on disposition is as follows:

Cash received	$ 3,850,000
Expenses of sale	(156,622)
Net proceeds of sale	3,693,378
Net book value transferred	(2,212,668)
Gain on disposition	($1,480,710)

In accordance with accounting principles generally accepted in the United States of America, the net income and net assets related to Fantasy Sports, Inc. have been included in discontinued operations in the Company’s consolidated statements of operations and consolidated balance sheets.

The following summarizes the results of Fantasy Sports, discontinued operations:

	Nine Months Ended April 7, 2006	Year Ended June 30, 2005
Revenues	$1,490,855	$1,945,911
Total operating expenses	(1,318,555)	(1,502,298)
Operating income	172,700	436,613
Other expense	(10,947)	(13,977)
Net income	$161,753	$422,636

NOTE 16.     CASH FLOWS

Changes in operating assets and liabilities consist of the following:

	2007	2006	2005
(Increase) decrease in accounts receivable	($3,699,503)	($483,814)	$34,083
Increase in prepaid expenses and current assets	(298,109)	(115,857)	(10,166)
(Increase) decrease in inventories	36,247	(52,354)	-
Software development costs capitalized	(5,524,293)
Increase (decrease) in accounts payable	3,218,57 2	41,356	(13,246)
Increase in refundable deposits	630,403
Increase (decrease) in accrued expenses	1,108,723	477,577	(39,656

	($4,527,960)	($133,092)	($ 28,985)

Changes in net assets and liabilities of discontinued operations
Depreciation and amortization	-	5,563	10,681
Changes in operating accounts	-	(228,122)	(122,092)
Loss on disposal of fixed assets	-	2,762	-
Decrease in other assets	-	-	-
Changes in cash (included in) from net assets and from discontinued operations	-	(612)	(3,344)

Changes in net assets and liabilities of discontinued Operations	(-)	($220,409)	($114,755)

Cash flows from financing activities - discontinued operations:
Short-term borrowings (repayments), net		-	(237,971)

Non cash investing and financing activities:
Conversion of class B shares to common shares		-	$613
Issuance of shares of common stock		$49,995	-
Warrants issued for acquisition		-	$167,400
Cashless exercise of options	$973
Issuance of notes payable to former Empire shareholders contingent on earn out targets achieved	$3,847,446
Stock issued for acquisition	$723,000	-	$517,676
Issuance of debt for acquisition	$5,475,179	-	$394,395

NOTE 17.     BUSINESS SEGMENT INFORMATION

As a result of the sale of all the assets and transfer of certain liabilities of Fantasy Sports on April 7, 2006, the Company no longer operates in the Internet fantasy sports games segment and now only operates in one segment -- entertainment software.

NOTE 18.     STOCK OPTION PLAN

1995 Stock Option Plan:

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

2007 Stock Incentive Plan:

The Company's board of directors has adopted and the Company's shareholders approved the Company's 2007 Stock Incentive Plan (the "2007 Plan"). The 2007 Plan is intended to provide an incentive to employees (including executive officers), and directors of and consultants to the Company and its affiliates, and is intended to be the successor plan to the 2004 Stock Option Plan The 2007 Plan authorizes the issuance of a maximum of 2,000,000 shares of the Company's common stock (subject to adjustment as described in the 2007 Plan) pursuant to stock grants or options to purchase common stock to employees (including officers and directors who are employees) and non-employee directors of, and consultants to the Company.

The 2007 Plan provides for grant of “incentive stock options” (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options (“NQSOs”), and stock awards (“Stock Awards”) ;

The 2007 Plan will be administered by our board of directors or a committee of the Company's board of directors consisting of at least two members of the Company's board, each of whom is a "non-employee director" within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934. It is also intended that each member of any such committee will be an "outside director" within the meaning of Section 162(m) of the Code.

Options granted under the 2007 Plan will be subject to, among other things, the following terms and conditions:

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

•   The maximum number of shares of the Company’s common stock for which options may be granted to an employee in any calendar year is 210,00. In addition, the aggregate fair market value of shares with respect to which ISOs may be granted to an employee which are exercisable for the first time during any calendar year may not exceed $100,000 .

•   The exercise price of each option is payable in full upon exercise or, if the applicable stock option contract entered into by us with an optionee permits, in installments.

•   Options may not be transferred other than by will or by the laws of descent and distribution, and may be exercised during the optionee's lifetime only by the optionee or his or her legal representatives.

•   Except as may otherwise be provided in the applicable option contract, if the optionee's relationship with the Company as an employee or consultant is terminated for any reason (other than the death or disability of the optionee), the option may be exercised, to the extent exercisable at the time of termination of such relationship, within one year thereafter, but in no event after the expiration of the term of the option.

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

The Company, through June 30, 2007, has granted options to purchase 2,111,666 shares of common stock under the Plans, of which 255,000 options have been exercised and 175,000 options expired unexercised.

The following table represents stock option activity for the years ended June 30, 2005, 2006, and 2007:

	Shares Subject to Options Outstanding	Weighted Average Exercise Price Per Option
Balance at June 30, 2004	1,193,333	3.68
Granted options:
Granted non-plan options	450,000	2.00
Granted-plan options	390,000	1.37
Exercised options:	(15,000)	0.43
Expired - plan options	(40,000)	5.13
Expired - non-plan options	(433,333)	4.08

Balance at June 30, 2005	1,545,000	2.49

Granted options:
Granted-plan options	57,405	1.33
Exercised options:	(30,000)	0.75
Expired plan options	(10,000)	0.75
Expired non-plan options	(200,000)	5.00
Terminated plan options	(75,000)	1.35

Balance at June 30, 2006	1,287,405	2.17

Granted options:
Granted plan options	682,595	1.76
Exercised options:	(65,000)	0.87
Expired plan options	(25,000)	0.42
Expired non-plan options	(320,000)	3.93
Terminated plan options	(50,000)	1.35

Balance at June 30, 2007	1,510,000	1,72

450,000 options granted during the year end June 30, 2005 were subject to a lock-up agreement and therefore could not be exercised until such lock-up agreement was released. The lock-up agreement was released during the fiscal year ending June 30, 2007 when granting of these options was approved by a vote of the Company’s stockholders, which was required by the terms and conditions of the Company’s NASDAQ listing agreement.

The following summarizes information related to options outstanding and exercisable as of June 30, 2007.

		Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining in Years	Shares	Weighted Average Exercise Price	Weighted Average Remaining in Years
Less than $1.00	30,000	$0.16	0.50	30,000	$0.16	0.50
$1.06 to 2.00	1,480,000	$1.75	2.59	905,833	$1.74	2.43

	1,510,000			935,833

2,184,810 shares were available for future stock option grants to employees and directors under the existing plans as of June 30, 2007. As of June 30, 2007 the aggregate intrinsic value of shares outstanding and exercisable was $135,975. Total intrinsic value of options exercised was $92,000, $10,900 and $16,500 for the years ended June 30, 2007, 2006 and 2005, respectively.

The following table summarizes our nonvested stock option activity for the year ended June 30, 2007.

	Shares	Weighted Average Fair Value on the Grant Date

Nonvested as of June 30, 2006	75,000	$1.03
Granted during 2007	682,593	$0.69
Vested during 2007	(133,429)	$0.84
Forfeited	(50,000)	$1.03

Nonvested as of June 30, 2007	574,166	$0.66

NOTE 19.     WARRANTS OUTSTANDING

In consideration for the capital raising activities undertaken during 2000, the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $6.00 per share.

In July 2004, 180,000 warrants to purchase one share of Class A common stock at an exercise price of $0.81 per share were granted to a consultant for services to be rendered. These warrants were valued at $115,210 using a Black-Scholes pricing model with the following assumptions: expected volatility of 142%; a risk-free interest rate of 3.19% and an expected life of three years. An expense has been recognized for the fair value of these warrants granted to such non-employees in the amount of $32,000 for fiscal year 2005. Effective May 1, 2005, the consultant was appointed to the Board of Directors at Strategy First and the remainder of his options valued at $83,210 vested immediately. These options were included in compensation expense deducted from income from continuing operations as prescribed by Accounting Principles Board Opinion #25. These options were exercised in a cashless transaction in June of 2007 which resulted in the issuance of 93,728 shares.

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

On October 31, 2005, the Company issued warrants to purchase 791,139 shares of Class A common stock at an exercise price of $1.896 per share to DKR SoundShore Oasis Holding Fund Ltd. in connection with the Company’s sale of a $5 million convertible debenture. These warrants were valued at $665,295 using a Black-Scholes pricing model with the following assumptions: expected volatility of 114.80%; a risk-free interest rate of 4.50% and an expected life of five years On October 19, 2006, the Company entered into another Securities Purchase Agreement with the Purchaser, pursuant to which the Company issued to the Purchaser a Variable Rate Secured Convertible Debenture in the principal amount of $1,400,000 due October 31, 2008.As consideration, the Company reduced the exercise price of the Warrant $.10 to $1.7986 per share. The fair value for the reduction in the exercise price of the Warrant was estimated at the grant date using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate of 4.37%, dividend yields of 0% and a volatility factor of the expected market price of the Company’s common stock of 106.66%. Based upon the closing price per share of the Company’s common stock on the date of issuance, the Company estimated the fair value of the exercise price reduction and allocated $10,490 of the proceeds from the 2005 Debenture to the Warrant, which is presented as a discount on the 2005 Debenture, net of amortization to be taken over term of the 2005 Debenture.

Warrants outstanding at June 30, 2007 were as follows:

Warrant	Number of Warrants	Exercise Price	Expiration Date	Entitlement
Debenture warrants 2001	52,189	$6.00	July 31, 2007	One share of common stock
Capital raising warrants	150,000	$6.00	July 31, 2007	One share of common stock
Warrants issued for acquisition	200,000	$2.50	April 21, 2008	One share of common stock
Warrants issued for convertible debenture	791,139	$1.79	October 31, 2010	One share of common stock

NOTE 20.    COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Leases

The Company leases office facilities and some equipment under non-cancelable operating leases. Office facility and equipment rental expenses included in continuing operations for the fiscal years ended June 30, 2007, 2006 and 2005 were approximately $259,000, $109,000 and $60,000, respectively.

Approximate future minimum lease payments under non-cancelable office and equipment lease agreements are as follows:

Fiscal Year End June 30:
2008	$ 259,000
2009	176,000
2010	98,000
Total	$ 533,000

Litigation and Other Contingencies

Other than as set forth below we are not currently a party to any material legal proceedings. We may become from time to time involved in legal proceedings in the ordinary course of business. We may not be successful in defending these or other claims. Regardless of the outcome, litigation can result in substantial expense and could divert the efforts of our management.

In April 2006, our First South African subsidiary received a letter from the South African Revenue Service (“SARS”) challenging certain tax treatment of dividends and operating loss carry forwards for the years 2002 through 2004. Subsequently SARS issued two tax assessments for approximately $2.9 million. The Company had contended that its South African tax filings were in full compliance with all applicable laws and had vigorously defended its position in this regard. The Company had retained an amount of cash equal to the assessments in South Africa to satisfy any potential liability that may arise.

In May, 2007, the Company through an arbitration procedure with SARS reached an agreement whereby SARS agreed in principle to drop the larger of its two assessments. The Company conceded the principle of SARS second assessment. On August 31, 2007, the Company paid approximately $300,000 to SARS in regard to this assessment. The Company is vigorously disputing a further amount of approximately $770,000 and believes it has strong arguments in this regard based on among other factors, computational errors made by SARS in its assessment. Based on its payments to SARS, the Company has reduced its estimated liability to approximately $313,000. The Company believes its remaining liability to SARS is lower than this amount, however, in the event its arguments are unsuccessful, it may be forced to increase this liability.

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

During the first quarter of fiscal year 2006, the Company entered into agreements with two of Strategy First’s game developers to guarantee certain of their royalty payments. The guarantee is limited to $100,000. Royalties owed to these developers as of June 30, 2007 were less than $31,000. (Strategy First paid these royalties when due after the fiscal year ended.)

The Company anticipates that Strategy First will pay the royalties due to its developers when earned and does not anticipate having to make any payments under these guarantees.

On March 29, 2006, Strategy First entered into an agreement to acquire certain intellectual property rights for $200,000 in cash and the issuance of options to acquire 100,000 shares of the Company’s common stock at an exercise price of $1.50. The options vest when net sales, as defined in the purchase agreement, exceed $750,000 and expire on December 31, 2008. The agreement also provides for commissions of twenty-five percent of net revenues in the event they exceed $500,000 through December 31, 2008. As of June 30, 2007 net revenues earned under this agreement were approximately $335,000.

On June 30, 2007, Empire owed approximately $1,173,000 for United Kingdom payroll taxes of which approximately $985,000 was past due. Payroll liabilities totaling approximately $394,000 for the months of May and June 2007 were paid in July with the agreement of the tax authorities and were not subject to penalties. A payment schedule for the remaining past due balance of $779,000 has been finalized and the Company anticipates that this amount will be paid in full in October 2007. As of June 30, 2007, the interest rate in effect for late tax payments was 7.50%. Interest is automatically be charged for the period following April 19, 2007 on the amount that was still due at that date. In addition, the United Kingdom tax authorities have the power to charge this rate of interest on overdue payroll taxes in respect to periods prior to April 19, 2007; however in practice, this is rare.

In August 2007, Empire was served with a lawsuit brought by a former distributor in Portugal. The lawsuit claims that Empire had no right to utilize other distributors in Portugal and seeks 630,000 euros in damages. Empire believes this claim has no merit as its distribution agreements are tailored for individual products only and do not give blanket distribution rights to outside distributors. Empire will move to dismiss the claim.

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

Mr. Kabatznik also received options to purchase 500,000 shares of the Company’s common stock at $2.00 per share for a term of five years. 450,000 of these options are subject to a lock-up agreement.

Empire Interactive, PLC

On December 1, 2006, Empire Interactive entered into employment agreements with Ian Higgins and Simon Jeffrey. The agreements terminate on January 1, 2008 and shall then continue until terminated by either party giving to the other not less than six months notice. The agreements call for basic annual salary of £132,000 for each executive as well as a £12,000 car allowance and a pension contribution equal to 15% of the basic annual salary. Additionally, each executive received 100,000 two-year options to acquire shares of Silverstar stock at $1.79. These options vest on December 31, 2007. Mr. Higgins serves as the Chief Executive Officer of the company and Mr. Jeffrey as Managing Director in charge of product development and acquisition.

Strategy First, Inc.

On April 21, 2005, Strategy First, Inc. entered into employment agreements with Don McFatridge, Brian Clarke and Richard Therrien. The employment agreements are on an at-will basis and call for salaries of Canadian $180,000, 160,000 and 75,000, respectively. Each employee is entitled to a bonus of up to 30% of their salary at the discretion of Silverstar. Mr. McFatridge served as Chief Executive Officer of Strategy First and received options to acquire 75,000 shares of Silverstar’s common stock (25.000 of these options are vested). Mr. McFatridge’s contract was terminated during the fiscal year ended June 30, 2007. These options vest annually over a three-year period. Mr. Clarke, who died in June 2006, served as Chief Operating Officer of Strategy First and received options to acquire 75,000 shares of Silverstar’s common stock which terminated upon his death. Mr. Therrien serves as Chief Technology Officer of Strategy First and received options to acquire 25,000 shares of Silverstar’s common stock. These options vest annually over a three-year period.

On October 3, 2005, the Company entered into an employment agreement with Sheldon Reinhart to serve as Vice President of Finance. The employment agreement is on an at-will basis and calls for an annual salary of Canadian $120,000.00 and entitles the employee to a bonus of up to 30% of his salary at the discretion of Silverstar Holdings. Mr. Reinhardt will also receive stock options to acquire 20,000 shares of the Company’s common stock at the completion of fiscal year 2007 which will vest annually over a three-year period.

NOTE 21.    QUARTERLY INFORMATION (UNAUDITED)

Quarter Ended

	September 30,	December 31,	March 31,	June 30,
	2006	2006	2007	2007	Total
Revenues	$278,745	$2,960,789	$4,603,017	$11,951,733	$19,794,284
Income (loss) from continuing operations	(941,438)	(1,301,671)	(2,751,028)	2,587,516	(2,406,621)
Net income (loss)	(941,438)	(1,301,671)	(2,751,028)	2,587,516	(2,406,621)
Net Income (loss) per share:
Basic	($.10)	($.14)	($.27)	$.25	($.25)
Diluted	($.10)	($.14)	($.27)	$.25	($.25)
Weighted average common stock:
Basic	9,149,034	9,431,657	10,119,834	10,205,553	9,726,520
Diluted	9,149,034	9,431,657	10,119,834	10,635,564	9,726,520

	Quarter Ended
	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	Total
Revenues	$370,709	$983,434	$1,494,991	$467,295	$3,316,429
Loss from continuing operations	(286,528)	(574,356)	(401,300)	(2,359,469)	(3,621,653)
Net loss	(48,298)	(454,963)	(608,112)	(867,817)	(1,978,990)
Net (loss) per share:
Basic	(0.01)	(0.05)	(0.07)	(0.09)	(.22)
Weighted average common stock outstanding:
Basic	9,068,584	9,076,518	9,098,584	9,151,177	9,102,286

NOTE 22.     SUBSEQUENT EVENTS

Pursuant to a purchase agreement, dated July 2, 2007, by and among us and the purchasers named therein. Pursuant to the purchase agreement, we sold aggregate of 6,206,891 shares (the “Shares”) of our common stock and warrants (the “Warrants”) to purchase up to 4,344,826 shares of our common stock at an exercise price of $2.10 per share, at a price per unit of $1.45 (the “July Private Placement”).

The sale an issuance of the Shares and Warrants was structured to close in two closings. The first closing was completed on July 5, 2007, pursuant to which we sold and issued an aggregate of 2,057,495 Shares and Warrants to purchase up to an aggregate of 1,440,234 shares of our common stock. The second closing was completed on September 6, 2007, pursuant to which we sold and issued an aggregate of 4,149,396 shares of our common stock and warrants to purchase up to 2,904,592 shares of our common stock at the second closing.

As of September 21, 2007, DKR Oasis had converted an aggregate amount of $2.85 million of their 2005 Debenture and we have issued 1,420,478 shares of Class A common stock.

On September 17, 2007, the Company announced a change in its executive management team. In connection with such change, the Company’s current Chief Financial Officer ("CFO"), Clive Kabaztink, resigned from that position, and Lawrence R. Litowitz was engaged as the new CFO. Mr. Kabatznik will continue to serve as the Company’s President and Chief Executive Officer. Additionally, Mr. Kabatznik has retained responsibility as the Company’s Principal Financial and Accounting Officer to complete the Company’s Form 10-K for the year ended June 30, 2007.

Pursuant to an Employment Letter Agreement, dated September 17, 2007 (the “Employment Agreement”), between the Company and Lawrence R. Litowitz Mr. Litowitz shall work approximately three full days per work week for an initial salary of $1,900 per day ("Salary"), of which $1,582.70, or 83.3%, shall be paid directly to Mr. Litowitz and $317.30, or 16.7%, shall be paid directly to Tatum LLC (“Tatum”); provided however, that in no event shall Mr. Litowitz and Tatum be paid a Salary in excess of the aggregate amount of $24,166 per calendar month. Any cash bonus to be paid to Mr. Litowitz shall be determined by the Board of Directors of the Company in its sole discretion. After allocation of 20% of any cash bonus payable to Mr. Litowitz to Tatum, Mr. Litowitz will be paid 80% of any cash bonus. In addition, Mr. Litowitz will share with Tatum 20% of any cash proceeds realized from any equity bonus that Mr. Litowitz may be granted by the Company’s Board of Directors.

Pursuant to the Employment Agreement, the Company granted Mr. Litowitz 180,000 options to purchase common stock of the Company and 5,000 of the options will vest each month commencing on October 17, 2007. The options were granted under the Company’s 2007 Stock Incentive Plan. The exercise price for each option is $2.15 (the closing price of the Common Stock on September 17, 2007). At the option of

The Employment Agreement is terminable by either party on 30 days' prior written notice, or immediately for Cause (as defined in the Employment

Agreement) or Good Reason (as defined in the Employment Agreement). In the event that the Company elects to terminate Mr. Litowitz without Cause or if Mr. Litowitz elects to terminate the Employment Agreement for Good Reason, in each case prior to September 16, 2008, then Mr. Litowitz will be entitled to receive a payment as severance (“Severance Payment”) equal to three months of the Salary paid to Mr. Litowitz during the three months immediately preceding such termination (a portion of which shall be paid to Tatum. In the event that the Company elects to terminate Mr. Litowitz without Cause or Mr. Litowitz elects to terminate the Employment Agreement for Good Reason, in each case after September 16, 2008 but prior to September 16, 2010, Mr. Litowitz will be entitled to receive a Severance Payment equal to six months of the Salary paid to Mr. Litowitz during the six months immediately preceding such termination (a portion of which shall be paid to Tatum).

ITEM 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.   Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, we concluded that our disclosure controls and procedures were effective. There was no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T).  Controls and Procedures.

Not applicable.

ITEM 9B.     Other Information

None.

PART III

ITEM 10.      Directors and Executive Officers

Directors and Executive Officers

As of September 15, 2007, our directors and executive officers, their ages and present position are as follows:

Name	Age	Positions
Michael Levy	61	Chairman of the Board
Clive Kabatznik	50	Vice Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer
Cornelius J. Roodt	48	Director
Edward Roffman	57	Director
Douglas Brisotti	39	Director

Michael Levy is our co-founder and has served as our Chairman of the Board of Directors since our inception in 1995. Since 1987, Mr. Levy has been the Chief Executive Officer and Chairman of the Board of Arpac L.P, a Chicago-based manufacturer of plastic packaging machinery.

Clive P. Kabatznik is our co-founder and has served as a member of our Board of Directors and as our President since our inception in 1995 and as our Vice Chairman, Chief Executive Officer and Chief Financial Officer since October 1995. Mr. Kabatznik has served as President of Colonial Capital, Inc. a Miami-based investment banking company that specializes in advising middle market companies in areas concerning mergers, acquisitions, private and public agency funding and debt placements.

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

Edward Roffman has served as a member of our Board of Directors since March 2007 as well as the Chairman of the Audit Committee of the Board. He has served as the CFO as well as Video Game Developer and Publisher of Red Mile Entertainment, Inc. in Sausalito, California. Prior to his work at Red Mile Entertainment, Mr. Roffman served as CFO at Fluent Entertainment, Inc. in Novato, California and as a member of Creekside, LLC, a consulting firm in Larkspur, California.

Douglas A. Brisotti has served as a member of our Board of Directors since 2005. Mr. Brisotti has most recently served as president of the games/media division at theglobe.com, an Internet communications corporation, and its subsidiaries including Chips & Bits, a game distribution business; Computer Games Magazine, a consumer print publication for PC games; Now Playing Magazine a pop culture entertainment print publication; and Computer Games Online (www.cgonline.com) and Now Playing Online (www.nowplayingmag.com), the magazines’ online counterparts.  Prior to theglobe.com, Mr. Brisotti served as group director for Yahoo! Inc.‘s Southeast United States and Caribbean regions. At Yahoo! he was primarily responsible for strategic client revenue relationships, including content integration, merchant integration, sponsorships and advertising, as well as expanding relationship internationally.

All of our directors hold office until their respective successors are elected, or until death, resignation or removal. Officers hold office until the meeting of the Board of Directors following each Annual Meeting of Stockholders and until their successors have been chosen and qualified.

Audit Committee of the Board of Directors

Our Board of Directors has a separate audit committee. The audit committee is composed of Michael Levy, Edward Roffman and Cornelius J. Roodt, each of whom are independent directors as defined in Rule 10A-3 of the Securities Exchange Act of 1934. The Board of Directors has determined that Mr. Roodt meets the standards of an audit committee “financial expert” as defined by the Sarbanes Oxley Act of 2002.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission and furnish copies of those reports to us. Based solely on a review of the copies of the reports furnished to us to date, or written representations that no reports were required, we believe that all reports required to be filed by such persons with respect to our fiscal year ended June 30, 2007 were timely made.

Code of Ethics

Our Board of Directors adopted a Code of Ethics which applies to all of our directors, executive officers and employees. A copy of the Code of Ethics is available upon request to our counsel at Troutman Sanders, LLP, Chrysler Building, 405 Lexington Avenue, 9th Floor, New York, NY 10174.

ITEM 11.     Executive Compensation

Executive Compensation Discussion and Analysis

General Philosophy and Objectives

Our executive compensation policies are intended to attract, motivate and retain key executives of superior ability. Our main objectives are to reward individuals for their contributions to our performance and provide them with a stake in our long-term success. Compensation programs for our executives are constructed in an effort to reward them, in the short-term, for individual performance and overall corporate performance through a combination of base salary, discretionary bonuses, and commission compensation for those individuals whose primary duties and responsibilities are the sale of our product offerings, and in the longer-term, by tying a portion of their compensation directly to the performance of our common stock.

Compensation Process

Our Compensation Committee, comprised of Michael Levy and Ed Roffman, reviews and expressly approves the compensation of our Chief Executive Officer, and as we hire them in the future will do so for our other executive officers. For fiscal year 2007, the Compensation Committee reviewed and approved the compensation of our Chief Executive Officer whose compensation is fixed under an employment contract dated January 2005. Our Board of Directors, without the participation of any interested member of the Board, approves the grant of stock options and any other awards under our 2007 Stock Incentive Plan, and approves the terms and conditions of any employment, severance, “change of control” or other written employment agreement with any of our executive officers.

Elements of Compensation

The primary elements of executive compensation for our executive officers are as follows:

•	Annual base salary;

•	Bonus compensation, in the discretion of the Compensation Committee;

•	A long-term incentive component, generally consisting of the grant of stock options, also in the discretion of the Board of Directors; and

•	Perquisites and other benefits

We do not objectively allocate compensation between currently paid and long-term compensation, or between cash and non-cash compensation, and no specific benchmarks or other quantitative measures typically are used. Instead, the Compensation Committee and the Board of Directors believe that they should be able to maintain an overall objective of attracting, motivating and retaining our key executives while at the same time preserving discretion to increase or decrease variable compensation on a year-to-year basis depending on individual and corporate performance, or, in fact, not to pay any such compensation in any particular year if that is considered appropriate.

Base Salary. Base salary provides an executive with his basic compensation. It is intended to reflect the skill, experience, and overall value an individual brings to our business, as well as the individual’s length of service and historic performance. The base salary for our Chief Executive Officer, as discussed below, is set by the terms of his employment agreement. The Board has retained the discretion to increase those base salary levels in its discretion. Annual reviews are typically made of the base salary of the Chief Executive Officer, and annual adjustments made if adjustments are considered necessary. However, when warranted by business considerations, such as profitability, gross margin levels, and/or cash flow considerations, among others, annual adjustments may either be delayed, or may not be made.

Bonuses. Cash bonuses are awarded on a discretionary basis. Bonuses in the past have occasionally been based on gross profit or profitability goals and performance metrics. However, we generally believe factors that an objective performance metric may not permit, or to award available bonus dollars to those individuals whose contributions to a particular achievement merit special recognition. Cash bonuses are intended to reward the loyalty of our executives, provide incentive for a positive performance, and communicate to our executives that when individual and collective efforts result in positive corporate performance, their performance will be rewarded.

Long-Term Incentive Compensation: The long-term component of our executive compensation is designed to provide a commonality of interests between our executives and our stockholders. In the past, we have utilized stock options as the primary method of providing long-term and equity-based compensation. Grants under our 2004 and 2007 Stock Incentive Plan, along with annual bonuses, are the primary methods used to provide long-term motivation to our executives, and to allow them to participate in the growth of the Company through increases in the price of our shares of common stock, thereby linking their interests with those of our stockholders. The 2004 and 2007 Stock Incentive Plan provides for the grant, in the discretion of the Board of Directors, of stock options, and restricted stock awards. The Board of Directors may, in connection with the grant of each option or award, establish one or more objective criteria (which may include reference to revenues, margin, profits or other goals) to determine whether the options or awards vest or otherwise will become exercisable, and/or whether any amounts will become payable.

Other than those disclosed in the executive compensation table, no options or other awards were granted in fiscal 2007 to our executives.

Perquisites and Other Benefits. We structure our other compensation to provide competitive benefit packages to our executives. We often offer perquisites to certain of our executives, primarily automobile allowances. We have used these benefits as a retention tool and as a relatively inexpensive method of rewarding our executives, particularly when it is viewed as a part of our overall compensation program that relies in great part on the discretion of the Board of Directors and the Executive Compensation Committee in assessing individual and corporate performance.

The only other benefits available to our executives are those that are generally available to our employees, including health insurance. We do not offer any of our executives any pension or retirement benefits that are not otherwise enjoyed by our employees in general.

Certain Accounting and Tax Considerations.

We are aware that base salary, cash bonuses, stock-based awards, and other elements of our compensation programs generate charges to earnings under generally accepted accounting principles (including as provided in SFAS 123R). We generally do not adjust compensation components based on accounting factors.

Report of Board of Directors and Executive Compensation Committee

The members of the Board of Directors and the Compensation Committee have reviewed and discussed the Compensation Discussion and Analysis section of this Annual Report on Form 10-K with management. Based on such review and discussion, the members of the Board of Directors and the Compensation Committee recommended that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K.

Board of Directors:	Compensation Committee:
Michael Levy	Michael Levy
Clive Kabatznik	Edward Roffman
Cornelius J. Roodt
Edward Roffman
Douglas Brisotti

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation of our Named Executive Officers:

Name and Principal Position	Fiscal Year Ended June 30,	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen sation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Clive Kabatznik, President and Chief Executive Officer	2007	$337,500	-	$11,880	-	-	-	-	$349,380

Grant of Plan-Based Awards

Our 2004 Stock Incentive Plan provides for the grant, in the discretion of the Board of Directors, of stock options and restricted stock awards. No options were granted to Mr. Kabatznik during the fiscal year ended June 30, 2007.

The options granted to Mr. Kabatznik during fiscal year ended June 30, 2006 represent:

•   an option granted under our 2004 Stock Incentive Plan to purchase 15.000 shares of our common stock, which was exercisable at an exercise price of $1.33 per share: These options were exercised during the fiscal year ended June 30, 2007.

The options granted to Mr. Kabatznik during fiscal year ended June 30, 2005 represent:

•   an option granted under our 2004 Stock Incentive Plan to purchase 15,000 shares of our common stock, which was exercisable at an exercise price of $1.06 per share; These options were exercised during the fiscal year ended June 30, 2007.

•   an option granted under our 1995 Stock Option Plan to purchase 50,000 shares of our common stock, which is currently exercisable at an exercise price of $2.00 per share;

•   a non-qualified option granted to purchase 450,000 shares of our common stock, which is currently exercisable at an exercise price of $2.00 per share.

Option Exercises and Stock Vested

The following table presents information concerning the exercise of stock options and the vesting of stock for our Chief Executive Officer during the fiscal year ended December 31, 2007:

FISCAL 2007 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Clive Kabatznik	35,000	36.600	7,519*	11,880

*Represents restricted shares that were granted on April 03, 2006 and vested April 03, 2007.

On June 27, 2007 Mr. Kabatznik was granted $20,000 of restricted shares that are scheduled to vest on March 27, 2008. The closing market price of the shares of common stock of the Company on June 27, 2007 was $1.85. Therefore, on March 27. 2008, Mr. Kabatznik will receive 10,810 restricted shares.

Outstanding Equity Awards at Fiscal Year End

The following table presents information concerning the number and value of unexercised options, nonvested stock (including restricted stock, restricted stock units or other similar instruments) and incentive plan awards for our Chief Executive Officer outstanding as of the end of the fiscal year ended June 30, 2007.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units or Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

Clive Kabatznik	500,000	-	-	$2.00	12/31/2009	-	-	-	-

Director Compensation

The following table presents information relating to total compensation of our non-employee directors for the fiscal year ended June 30, 2007:

Name	Fees Earned or Paid in Cash	Stock Awards*	Option Awards	All Other Compensation	Total
Michael Levy	$60,000	$11,880	-	-	$71,880
Cornelius J. Roodt	-	$11,880	-	-	$11,880
Edward Roffman	$5,000	-	-	-	$5,000
Douglas A. Brisotti	-	$11,880	-	-	$11,880
John Grippo**	-	$11,880	-	-	$11,880

Each active Board member was granted 7,519 restricted shares on April 03, 2006 which vested April 03, 2007.

**No longer on Board at June 30, 2007.

Mr. Levy receives an annual consulting fee of $60,000 per year, solely in connection with his service as Chairman of our Board of Directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties.

Mr. Roffman receives $2,500.00 per month solely in connection with his service as of the Audit Committee of the Board.

On June 27, 2007 Mr. Levy, Mr. Roodt, Mr. Roffman, and Mr. Brisotti were each granted $25,000 of restricted shares that are scheduled to vest on March 27, 2008.

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

On December 1, 2006, Empire Interactive entered into employment agreements with Ian Higgins and Simon Jeffrey. The agreements terminate on January 1, 2008 and shall then continue until terminated by either party giving to the other not less than six months notice. The agreements call for basic annual salary of £132,000 for each executive as well as a £12,000 car allowance and a pension contribution equal to 15% of the basic annual salary. Additionally, each executive received 100,000 two-year options to acquire shares of Silverstar stock at $1.79. These options vest on December 31, 2007. Mr. Higgins serves as the Chief Executive Officer of the company and Mr. Jeffrey as Managing Director in charge of product development and acquisition.

On April 21, 2005, Strategy First entered into employment agreements with Don McFatridge, Brian Clarke and Richard Therrien. The employment agreements are on an at-will basis and call for salaries of Canadian $180,000, 160,000 and 75,000, respectively. Each employee is entitled to a bonus of up to 30% of their salary at the discretion of Silverstar. Mr. McFatridge served as Chief Executive Officer of Strategy First and received options to acquire 75,000 shares of Silverstar’s common stock (25.000 of these options are vested). Mr. McFatridge’s contract was terminated during the fiscal year ended June 30, 2007. These options vest annually over a three-year period. Mr. Clarke, who died in June 2006, served as Chief Operating Officer of Strategy First and received options to acquire 75,000 shares of Silverstar’s common stock which terminated upon his death. Mr. Therrien serves as Chief Technology Officer of Strategy First and received options to acquire 25,000 shares of Silverstar’s common stock. These options vest annually over a three-year period.

On October 3, 2005, the Company entered into an employment agreement with Sheldon Reinhart to serve as Vice President of Finance. The employment agreement is on an at-will basis and calls for an annual salary of Canadian $120,000.00 and entitles the employee to a bonus of up to 30% of his salary at the discretion of Silverstar Holdings. Mr. Reinhardt will also receive stock options to acquire 20,000 shares of the Company’s common stock at the completion of fiscal year 2007 which will vest annually over a three-year period.

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

2007 Stock Incentive Plan:

The Company's board of directors has adopted and the Company's shareholders approved the Company's 2007 Stock Incentive Plan (the "2007 Plan"). The 2007 Plan is intended to provide an incentive to employees (including executive officers), and directors of and consultants to the Company and its affiliates, and is intended to be the successor plan to the 2004 Stock Option Plan The 2007 Plan authorizes the issuance of a maximum of 2,000,000 shares of the Company's common stock (subject to adjustment as described in the 2007 Plan) pursuant to stock grants or options to purchase common stock to employees (including officers and directors who are employees) and non-employee directors of, and consultants to the Company.

The 2007 Plan provides for grant of “incentive stock options” (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options (“NQSOs”), and stock awards (“Stock Awards”) ;

The 2007 Plan will be administered by our board of directors or a committee of the Company's board of directors consisting of at least two members of the Company's board, each of whom is a "non-employee director" within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934. It is also intended that each member of any such committee will be an "outside director" within the meaning of Section 162(m) of the Code.

Options granted under the 2007 Plan will be subject to, among other things, the following terms and conditions:

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

•   The exercise price of each option is payable in full upon exercise or, if the applicable stock option contract entered into by us with an optionee permits, in installments.The maximum number of shares of the Company’s common stock for which options may be granted to an employee in any calendar year is 210,00. In addition, the aggregate fair market value of shares with respect to which ISOs may be granted to an employee which are exercisable for the first time during any calendar year may not exceed $100,000.

•   Options may not be transferred other than by will or by the laws of descent and distribution, and may be exercised during the optionee's lifetime only by the optionee or his or her legal representatives.

•   Except as may otherwise be provided in the applicable option contract, if the optionee's relationship with the Company as an employee or consultant is terminated for any reason (other than the death or disability of the optionee), the option may be exercised, to the extent exercisable at the time of termination of such relationship, within one year thereafter, but in no event after the expiration of the term of the option.

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

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 14, 2007, certain information as to the beneficial ownership of the common stock by:

•     each person known by us to own more than five percent (5%) of our outstanding shares; each of our directors;

•     each of our executive officers named in the Summary Compensation Table under "Executive Compensation;"

•     each of our directors; and

•     all of our executive officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of Silverstar Holdings, Ltd, Clarendon House, Church Street, Hamilton HM CX Bermuda:

	Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Shareholder	Common Stock	Class B Common Stock (2)	Percentage of Ownership (1)
Michael Levy	798,885 (3)	-	44%
Clive P. Kabatznik	1,573,572 (4)	-	87%
Cornelius J. Roodt	89,836 (5)	-	*%
Douglas A. Brisotti	47,931 (6)	-	*%
Edward Roffman	13,227 (7)	-	* %
All executive officers and directors as a group (5 persons)	2,523,451 (8)	-	1.39%

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

(3)	Includes 70 ,000 shares of our common stock issuable upon exercise of options that are immediately exercisable and 13,227 shares of restricted stock.
(4)	Includes 1,000 ,000 shares of our common stock issuable upon exercise of options 500,000 of which are immediately exercisable and 10,682 shares of restricted stock.
(5)	Includes 4 0,000 shares of our common stock issuable upon the exercise of options that are immediately exercisable and 13,227 shares of restricted stock.
(6)	Includes 3 0,000 shares of our common stock issuable upon exercise of options that are immediately exercisable and 13,227 shares of restricted stock.
(7)	Consists of 13,227 shares of restricted stock.
(8)

Includes 1,140,000 shares of our common stock issuable upon exercise of options: 640,000 shares of which are exercisable immediately; 68,150 shares of restricted stock. Does not include 48,276 and 96,552 warrants owned by Mr. Levy and Mr. Kabatznik, respectively.

ITEM 13.     Certain Relationships and Related Transactions

Not applicable.

ITEM 14.     Principal Accountant Fees and Services

Audit Fees

Audit fees billed to the Company by Rachlin Cohen & Holtz LLP for its audit of the Company's financial statements and for its review of the financial statements included in the Company's Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission for fiscal years 2007 and 2006 totaled approximately $154,000 and approximately $70,000, respectively.

Tax Fees

Tax fees billed to the Company by Rachlin Cohen & Holtz LLP for its tax returns for the fiscal years 2007 and 2006 were approximately $3,600 and approximately $6,000, respectively.

Other Fees

No other fees were billed to the Company by Rachlin Cohen & Holtz LLP for all other non-audit or tax services rendered to the Company for the fiscal years 2007 and 2006, respectively.

Audit Committee Pre-Approval Policies

The Audit Committee has adopted a procedure under which all fees charged by Rachlin Cohen & Holtz LLP must be pre-approved by the Audit Committee, subject to certain permitted statutory de minimus exceptions.

Part IV

ITEM 15.     Exhibits and Financial Statement Schedules.

(a)     The following financial statements and exhibits are filed as part of this report.

(1)     Financial Statements

Report of Independent registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2007 and 2006
Consolidated Statements of Operations for the years ended June 30, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended June 30, 2007, 2006 and 2005

Consolidated Statement of stockholders’ equity and Comprehensive loss for the years ended June 30, 2007, 2006 and 2005

Notes to the Consolidated Financial Statements for the years ended June 30, 2007, 2006, and 2005

(2)     Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto.

(b)      Exhibits

Exhibit Number	Description

3.1	Memorandum of Association of the Company(2)
3.2	Amended and Restated Bye-Laws of the Company (3)
4.1	Indenture dated April 25, 1997 between the Company and American Stock Transfer & Trust Company (1)
4.2	Stock Option Agreement(4)
4.3	Registration Rights Agreement, dated October 19, 2006, between the Company and the purchaser named therein, as amended on June 28, 2007. (5)
4.4	Registration Rights Agreement, dated October 31, 2005, between the Company and the purchaser named therein, as amended on June 28, 2007 (6)
4.5	Registration Rights Agreement, dated July 2, 2007, between the Company and the Selling Shareholders (7)
4.6	Amended and Restated Variable Rate Secured Convertible Debenture due October 31, 2008 in the principal amount of $1,400,000 (7)

4.7	Amended and Restated Variable Rate Secured Convertible Debenture due October 31, 2008 in the principal amount of $3,600,000(7)
10.1	Form of FSAH Escrow Agreement. (2)
10.2	Form of First Amended and Restated Employment Agreement of Clive Kabatznik (2)
10.3	Form of FSAM Management Agreement(2)
10.4	Form of Consulting Agreement with Michael Levy (2)
10.5

Asset purchase agreement by and among First South African Holdings Pty, Ltd. and minority shareholders of First Lifestyle Holdings, Ltd., Ethos Private Equity, Cornelius Roodt and certain other purchasers and the Company, dated as of September 24, 2000(8)

10.6	Employment Agreement, dated as of December 31, 2004, between Clive Kabatznik and First South Africa Management Corp. (9)
10.7	Subscription Agreement, dated February 24, 2005, between the Company and Strategy First Inc. (10)
10.8	1995 Stock Option Plan (2)
10.9	2004 Stock Incentive Plan (10)
10.10	2007 Stock Incentive Plan.*
10.11	Securities Purchase Agreement, dated as of July 2, 2007, among the Company and the purchasers named therein (7)
10.12	Form of Warrant(7)
21.1	Subsidiaries of the Company *
23.1	Consent of Rachlin Cohen and Holtz *
31.1	Certificate Pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

_________________
* Filed herewith

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed September 10, 1997.
(2)

Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-99180) filed on November 9, 1995, as amended on Form S-1/A No. 1, Form S-1/A No. 2, Form S-1/A No. 3 filed on December 27, 1995, January 16, 1996 and January 24, 1996, respectively and Form 10-Q for the fiscal quarter ended March 31, 2000.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 9, 2007.
(4)

Incorporated by reference is the Registrant’s Registration Statement on Form S-1 (No. 333-33561) filed on August 13, 1997 as amended on Form S-1/A No. 1, Form S-1/A No. 2 and For S-1/A No. 3 filed on December 9, 1997, January 22, 1998 and February 11, 1998, respectively.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 24, 2006 and July 3, 2007.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 4, 2005 and July 3, 2007.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 3, 2007.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 12, 2000.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 26, 2005.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 2, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boca Raton, State of Florida, on the 28th day of September, 2007.

SILVERSTAR HOLDINGS, LTD.

BY:  /s/ Clive Kabatznik
   Clive Kabatznik, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

	Chairman of the Board of Directors	September 28 , 2007
Michael Levy
/s/ Clive Kabatznik	President, Vice Chairman, Chief	September 28, 2007
Clive Kabatznik	Executive Officer, and Director
(Principal Executive, Financial and Accounting Officer)

/s/ Cornelius Roodt	Director	September 28, 2007
Cornelius Roodt
	Director	September 28, 2007
Douglas Brisotti
/s/ Edward Roffman	Director	September 28, 2007
Edward Roffman