Form 10-Q
period 2007-09-30
SILVERSTAR HOLDINGS LTD
filed 2007-11-14
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one: Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Title of Class	Shares Outstanding on November 6, 2007
Class A Common Stock	18,994,280
Class B Common Stock	794,786
Total	19,789,066

PART I – FINANCIAL INFORMATION

Item 1              Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2007 (Unaudited) and June 30, 2007

Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2007 and 2006

Condensed Consolidated Statements of Cash Flows (Unaudited) for three months ended September 30, 2007 and 2006

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Item 2              Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3              Quantitative and Qualitative Disclosures About Market Risk

Item 4              Controls and Procedures

PART II – OTHER INFORMATION

Item 1              Legal Proceedings

Item 1A            Risk Factors

Item 2              Unregistered Sales of Equity Securities and Use of Proceeds

Item 3              Defaults upon Senior Securities

Item 4              Submission of Matters to a Vote of Security Holders

Item 5              Other Information

Item 6              Exhibits

SIGNATURES

     SILVERSTAR HOLDINGS LTD - 10-Q

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2007	June 30, 2007
	(Unaudited)
Current assets:
Cash and cash equivalents (Includes restricted cash of $676,023 and $590,990)	$7,408,833	$3,693,149
Cash restricted for foreign tax estimated liability	779,368	1,064,040
Accounts receivable, net	1,934,499	6,908,846
Inventories, net	911,964	900,128
Current portion of long term notes receivable	326,135	256,982
Prepaid expenses and other current assets	396,815	669,730
Assets available for sale	513,727	505,650
Total current assets	12,271,341	13,998,525
Property, plant and equipment, net	481,933	488,031
Software development costs, net	5,829,673	5,183,033
Investments in non-marketable securities	1,131,066	1,143,566
Long term notes receivable	116,464	214,222
Goodwill, net	949.559	890,038
Intangible assets, net	19,116,755	20,611,189
Deferred tax asset	638,882	625,217
Deferred charges and other assets	335,111	631,843
Total assets	$40,870,784	$43,785,664
Liabilities and stockholders' equity:
Current liabilities:
Lines of credit	$2,005,674	$2,875,472
Notes payable- acquisition	3,060,656	5,475,179
Earn out notes payable - acquisition	3,931,521	3,847,426
Accounts payable	4,955,163	6,959,835
Accrued royalty expense	2,790,010	2,937,887
Accrued payroll tax expense	1,038,609	1,585,196
Accrued expenses	1,698,504	1,770,656
Deposits on July 2007 private placement	-	630,403
Estimated liability for foreign tax	321,615	616,458
Total current liabilities	19,801,752	26,698,512
Convertible secured debenture	2,067,973	4,790,779
Other long-term liabilities	424,989	412,363
Total liabilities	22,294,714	31,901,654
Liabilities and stockholders' equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares
issued and outstanding	-	-
Common stock, Class A, $0.01 par value, 50,000,000 shares authorized; 17,589,619 (1,496,700 shares in treasury) and 9,621,891 shares issued
and outstanding, respectively	175,895	96,218
Common stock, Class B, $0.01 par value; 2,000,000 shares authorized;
835,260 shares issued and outstanding	8,353	8,353
Common stock, FSAH Class B $0.001 par value; 10,000,000 shares
authorized; 2,671,087 shares issued and outstanding	600	600
Additional paid-in capital	78,692,017	67,843,919
Accumulated deficit	(61,243,485)	(56,796,978)
Other comprehensive income	942,690	731,898
Total stockholders' equity	18,576,070	11,884,010
Total liabilities and stockholders' equity	$40,870,784	$43,785,664

See notes to consolidated financial statements

    SILVERSTAR HOLDINGS LTD - 10-Q

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2007	2006
Net Revenues	$3,878,677	$278,745
Operating Expenses:
Cost of sales	1,598,802	119,569
Development costs and royalties	613,504	68,041
Selling, general and administrative	2,958,380	613,955
Amortization of software development costs	590,106	-
Amortization of acquired intangibles	2,111,666	42,361
Depreciation	43,654	7,730
Total operating expenses	7,916,112	851,656
Operating loss	(4,037,435)	(572,911)
Other income (expense)	(12,495)	11
Foreign currency gain (loss)	133,798	(262,073)
Amortization of convertible debt discounts and issuance costs	(431,169)	(159,107)
Interest expense	(168,457)	(168,457)
Interest income	69,249	155,468
Net loss	($4,446,509)	($941,438)
Loss per share:
Basic and diluted	($.35)	($.10)
Weighted average common stock outstanding:
Basic and diluted	12,783,366	9,149,034

See notes to consolidated financial statements

    SILVERSTAR HOLDINGS LTD - 10-Q

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Three Months Ended September 30,
Cash flows from operating activities:	2007	2006
Net Loss	($4,446,509)	($941,438)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization Loss on disposal of marketable securities	3,176,595 12,500	209,198 -
Stock-based compensation	101,838	23,185
Unrealized foreign currency loss ( gain)	(278,429)	207,096
Accrued interest income on notes receivable	(5,530)	(54,609)
Changes in operating assets and liabilities, net	485,871	595,967
Decrease in estimated liability for foreign tax	(291,829)	-
Increase in other assets	(7,166)	(722)
Net cash (used in) provided by operating activities	($1,2 52,659)	$38,627

Cash flows from investing activities:
Acquisition expenses capitalized	-	(304,744)
Purchase of intangible assets	(137,603)	-
Purchase of fixed assets	(85,070)	-
Proceeds from repayment of long-term note receivable	43,525	50,258
Decrease in cash restricted for foreign tax estimated liability	281,762	-
Net cash provided by (used in) investing activities	$102,614	($254,486)

Cash flows from financing activities:
Short term borrowings (repayments), net	(3,394,650)	10,893
Repayments of long term debt	-	(58,070)
Proceeds from private placement sales of common stock, net of offering cost of $1,054,908	7,945,087	-
Proceeds from the exercise of stock options	104,500	-
Net cash (used in) provided by financing activities	4,654,937	(47,177)
Effect of exchange rates on cash	210,792	10,457
Net increase (decrease) in cash and cash equivalents	3,715,684	(252,579)
Cash and cash equivalents, beginning of period	3,693,149	9,075,259
Cash and cash equivalents, end of period	$7,408,833	$8,822,860
Supplemental cash flow information:
Cash paid for interest	$148,395	$103,791
Cash paid for income taxes	$800	-

See notes to condensed consolidated financial statements

    SILVERSTAR HOLDINGS LTD - 10-Q

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. FINANCIAL INFORMATION

Silverstar Holdings, Ltd. (the ”Company”) is the parent company of Empire Interactive, PLC (“Empire”), a leading worldwide publisher of interactive entertainment software for all game platforms, as well as Strategy First, Inc. (“Strategy First”), a leading worldwide publisher of entertainment software for the Personal Computer (PC). The Company is also a minority shareholder in Magnolia Broadband Wireless, a development stage company which is developing mobile wireless broadband products.

NOTE 2. LIQUIDITY CONSIDERATIONS

Although the Company has continued to increase its liquidity position, it currently does not have sufficient cash on hand to meet its short and long term obligations. Historically, the Company has met its cash flow requirements through the sale of debt or equity securities, the sale of assets, or through operating cash flow. However, there is no guarantee that the Company will be successful in meeting its cash flow requirements going forward. The Company plans to meet its ongoing cash requirements as follows:

•   Raise additional capital through the conversion of existing warrants and the sale of equity or additional debt securities. The Company currently has approximately 4.5 million warrants outstanding with exercise prices ranging from $2.10 to $2.50. The Company has a continuing relationship with an investment banking firm to assist it should it decide to raise additional capital in the future.

•   Generate significant short term operating earnings and cash flow primarily through its newly acquired subsidiary Empire. Empire’s title release schedule for the next 12 months includes several multi-platform games most notably JackAss, Hello Kitty and PipeMania. The Company anticipates that the launch of these games, along with Empire’s ongoing business will generate operating profits and cash flow in the short term. Empire may also continue to enter into US distribution agreements with major entertainment publishers which would provide significant short term cash flow to the Company.

•   The Company has approximately $780,000 of restricted cash in South Africa set aside to match its current South African tax assessment. The Company believes that it has strong arguments to set aside this assessment. Should it be successful in this regard this cash would be available for operations.

The Company believes that these actions and others to be taken by it will provide the opportunity for it to improve liquidity and achieve profitability. However, there can be no assurance that any of these events will occur.

NOTE 3. BASIS OF PREPARATION

The unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries in which it has a majority voting interest. Investments in affiliates are accounted for under the equity or cost method of accounting. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position of the Company as of September 30, 2007 and the results of operations and cash flows for the interim periods of the fiscal year ending June 30, 2008 (“fiscal 2008”) and the fiscal year ended June 30, 2007 (“fiscal 2007”) presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2007.

    SILVERSTAR HOLDINGS LTD - 10-Q

Net Income or Loss Per Share

Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock reflecting the dilutive effect of stock options, warrants, convertible debentures and shares to be issued in connection with prior acquisitions. Dilutive potential common shares, stock options, warrants and convertible debentures for all periods presented are computed utilizing the treasury stock method. The dilutive effect of shares to be issued in connection with the obligations related to prior acquisitions is computed using the average market price for the quarter. Common equivalent shares are excluded from the calculation where a loss is reported because their effect would be anti-dilutive

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and all highly liquid investments with original maturities of three months or less. The vast majority of the Company’s cash balances are held in liquid accounts at two highly rated financial institutions. While these deposits are not insured, the quality of such financial institutions is such that the risks of loss on these funds are minimal. Restricted cash balances at September 30, 2007 totaled $676,023 which is used as collateral on the Company’s line of credit.

Reclassifications

Royalty expenses for the three months ending September 30, 2006 totaling $68,041 have been reclassified from cost of sales to development costs and royalties to conform to the fiscal 2008 presentation.

Software Development Cost

Historically, Empire has incurred significant software development expenses in connection with the production of its products. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 86 an analysis must be conducted to determine when commercial feasibility of a product is reached. Once commercial feasibility of a product is reached, development expenses should start to be capitalized and then the amortization process begins. There is no consensus in the interactive entertainment software industry with respect to commercial feasibility of a product. Empire’s management took the position that commercial feasibility was reached toward the end of the development process and not, as some other companies do, at the beginning of the process. As a result, Empire has not capitalized any development costs with respect to its products. As previously disclosed, the Company undertook an evaluation and analysis of the appropriateness of this position. This analysis was completed during the quarter ending March 31, 2007. Based on this evaluation and analysis, the Company determined that there is a clearly defined decision point early in the development process where a product evolves from concept to commercial feasibility. This decision point is either reached with the consent of third parities or through an internal process where management decides to move forward with a product’s development once a game concept has been approved. The Company also concluded those instances in which concept approval had been given and a game did not become a commercial product did not have a material adverse effect on the Company. As a result, the Company now capitalizes research and development expenses after concept approval.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” This standard replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The standard requires companies to recognize all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values on the grant date and is effective for annual periods beginning after June 15, 2005. In accordance with the revised statement, the Company recognizes the expenses attributable to stock options granted or vested subsequent to July 1, 2005. During the three month periods ending September 30, 2007 and 2006 and the Company recognized expenses of $61,838 and $10,685 respectively, for employee stock options that vested. The Company also recognized expenses of $40,000 and $12,500, respectively, for the vesting of restricted shares. Based on existing unvested option agreements the Company anticipates an additional expense of approximately $218,000 in fiscal 2008 which could increase if additional options are granted during the fiscal year. As of September 30, 2007, $811,653 of total unrecognized compensation costs related to non-vested options is scheduled to be recognized over a weighted average period of 2.82 years.

SILVERSTAR HOLDINGS LTD - 10-Q

The weighted average grant date fair value of options granted during the three months ended September 30, 2007 and the significant assumptions used in determining the underlying fair value of each option grant on the date of the grant utilizing the Black Scholes option pricing model are noted in the following table. Expected volatility is based on historical volatility data of the Company’s stock. As a result of the acquisition of Empire which significantly changed the size and complexity of the Company, the volatility of options granted after March 31, 2007 were computed using the average volatility of competitor companies in the entertainment software industry. Historical stock prices would not be indicative of their future prices, since the Company itself is so different from what it was historically. SFAS 123(R) requires the use of expected volatility in the calculation of the compensation expense of a stock option. While it allows the use of historical volatility in calculating expected volatility, it does not require the use of historical volatility and encourages the use of other factors. The expected term of stock options granted is based on historical data and represents the period of time that stock options are expected to be outstanding. The risk-free rate of the stock options is based on the United States Treasury rate in effect at the time of grant. Expected term of stock options granted is based on historical data and represents the period of time that stock options are expected to be outstanding. The risk-free rate of the stock options is based on the United States Treasury rate in effect at the time of grant. For the three months ended September 30, 2006, the Company did not grant stock options.

2007
Weighted average grant-date fair value of options granted	$.74
Assumptions:
Risk free interest rate	4.11-5.08%
Expected life	3-5 years
Expected volatility	40-46%
Expected dividend yield	0%

As of September 30, 2007, the Company had 2,240,000 stock options outstanding, of which 1,268,055 are fully vested. A summary of the activity in the Company’s stock option plans is as follows for the three months ended September 30, 2007:

	Share Options Outstanding	Weighted Average Exercise
Outstanding, beginning of year	1,510,000	1.72
Granted	805,000	1.93
Exercised	(75,000)	1.40
Outstanding September 30, 2007	2,240,000	1.81

NOTE 4. SOFTWARE DEVELOPMENT COSTS

As of September 30, 2007 and June 30, 2007, net capitalized software development costs totaled $5,829,673 and $5,183,033 respectively. Total costs capitalized during the three months ending September 30, 2007 were $1,239,706. Accumulated amortization at September 30, 2007 totaled $590,106. Capitalized software development costs are amortized over a five-year period based on weighted average expected sales from the date the title is launched.

NOTE 5. INTANGIBLE ASSETS

The components of amortizable intangible assets as of September 30, 2007 and June 30, 2007 are as follows:

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Total

Game titles - Strategy First	10 years	1,744,929	(400,000)	1,344,929
Game titles – Empire	5 years	24,086,976	(6,315,150)	17,771,826
Balance on September 30, 2007		$25,831,905	($6.715,150)	$19,116,755

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Total

Game titles - Strategy First	10 years	1,635,552	(334,032)	1,301,520
Game titles – Empire	5 years	23,437,099	(4,127,430)	19,309,669
Balance on June 30, 2007		$25,072,651	($4,461,462)	$20,611,189

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually.

Amortization expense for intangible assets for the three months periods ended September 30, 2007 and September 30, 2006 were $2,111,666 and $42,361 respectively. Estimated amortization expense for the rest of fiscal 2008 and for the succeeding five fiscal years is as follows:

2008	$4,046,496
2009	4,480,079
2010	4,583,156
2011	3,160,019
2012	1,485,987
2013	720,391
Thereafter	640,627
$19,116,755

   SILVERSTAR HOLDINGS LTD - 10-Q

NOTE 6. CASH FLOWS

Changes in operating assets and liabilities consist of the following:

	Three Months Ended September 30,
	2007	2006
Decrease in accounts receivable	$4,925,639	$446,016
Increase in inventories	(11,730)	(83,688)
(Increase) decrease in prepaid expenses and current assets	271,946	(64,874)
Software development costs capitalized	(1,239,706)	-
Increase (decrease) in accounts payable	(1,985,620)	331,498
Decrease in refundable deposits	(630,403)	-
Decrease in accrued expenses	(844,255)	(32,985)
	$485,871	$595,967
Non cash investing and financing activities:
Issuance of shares of common stock for debt repayment	$2,850,000	-

NOTE 7. ACQUISITIONS

Empire Interactive

On December 4, 2006, the Company announced that it had achieved more than 90% acceptance of its offer to acquire the shares of Empire. Based on these acceptances, the Company announced a formal closing of the offer to Empire shareholders and took control effective December 1, 2006.

The offer provided for either a cash payment of approximately $.13 per share (£.07 p), or an earn-out alternative, where the initial payment was approximately $.09 per share (£.049 p), with a further $.094 per share (£.05 p) in loan notes payable in October 2007. Additionally, there is an earn-out payable in April 2008. The earn-out was based on a formula of Empire’s EBITDA (as defined) for the fiscal year ended June 30, 2007. The earn out has been calculated and the Company’s September 30, 2007 Balance Sheet includes a liability of approximately $3.9 million (£1.9 million) based on the September 30, 2007 foreign exchange rate of 2.0477 US dollar to the British pound.

The aggregate purchase price for Empire’s stock was approximately $17.7 million (£9.08 million) (after adjusting for the actual earn out payable) based on the December 1, 2006 foreign exchange rate of 1.9508 US dollar to the UK pound of which amount approximately $5.2 million are loan notes which matured October 31, 2007 and were paid off in full in November of 2007, and $3.8 million are loan notes payable in April 2008. $.7 million of the acquisition expenses were paid by the issuance of 406,180 shares of Silverstar’s Class A common stock. Of this amount 350,000 shares were issued to a consultant to the Company as a finder’s fee for the transaction pursuant to his consulting contract. The consultant was subsequently appointed Chairman of the Board of Empire. Of the remaining $8.1 million of the purchase price approximately $7.9 million has been paid by utilizing the Company’s internal cash resources. The remaining $.2 million has been accrued as a short-term liability.

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

Purchase price:
Net assets acquired:
Current assets	$3,226,228
Fixed assets	898,804
Intangible assets	22,947,148
Other assets	608,650
Total assets	27,680,830
Total liabilities	($9,987,976)
$17,692,854

The following unaudited proforma summary presents consolidated financial information as if the acquisition of Empire had occurred effective July 1, 2006. The proforma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the consolidated entities.

Three Months Ended September 30,
2006
Net revenues	$8,539,627
Net loss	($706,382)
Loss per share :
Basic and diluted:	($.07)

NOTE 8. DEBT

Lines of Credit

In June 2002, the Company obtained a secured line of credit facility for borrowings up to $1.0 million, which is fully secured by cash balances held in the Company’s account. This liability is due on demand and has a floating interest rate that is based on the prime rate minus 1.75%. On September 30, 2007, the prime rate was 7.75%. The balance outstanding under this line of credit at September 30, 2007 and June 30, 2007 was $676,023 and $590,990 respectively.

Empire has a line of credit secured by its receivables, inventory, real property and intangible assets. As of September 30, 2007 and June 30, 2007 the amount outstanding under this facility was $1,329,651 (£649,349) and $2,284,482 (£1,140,018), respectively. The line of credit accrues interest at an annual rate of 9%.

    SILVERSTAR HOLDINGS LTD - 10-Q

Notes Payable

At September 30, 2007, the Company owed approximately $3.06 million in notes payable to former shareholders of Empire pursuant to the Offer made for the acquisition of Empire. This amount accrues interest at 4% per annum and is payable on October 31, 2007. These notes have been paid in full.

Additionally, the Company owes approximately $3.9 million as earn out consideration based on Empire’s EBITDA for the fiscal year ended June 30, 2007 and is payable on April 30, 2008.

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

The Company has the option, at any time, to redeem some or all of the outstanding 2005 Debenture, in cash, equal to the sum of (A) as to redemption dates before April 30, 2008, (i) 115% of the outstanding principal amount of the Debenture or portion thereof being redeemed, (ii) accrued but unpaid interest and (iii) all liquidated damages and other amounts due in respect of the 2005 Debenture or (B) as to redemption dates on or after April 30, 2008, (i) the greater of (x) 130% of the outstanding principal amount of the 2005 Debenture or portion thereof being redeemed and (y) the principal amount of the 2005 Debenture to be prepaid, plus all other accrued and unpaid interest hereon, divided by the applicable conversion price on (a) the date the notice of redemption is delivered or (b) the date the redemption amount is paid in full, whichever is less, multiplied by the Variable Weighted Average Price on (c) the date the redemption notice is delivered or otherwise due or (d) the date the redemption amount is paid in full, whichever is greater, (ii) accrued but unpaid interest and (iii) all liquidated damages and other amounts due in respect of the 2005 Debenture. In May 2006, the Company repaid $1,400,000 of the outstanding principal balance along with an early payment penalty of approximately $210,000.

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

In connection with the 2005 Debenture the Company issued to the holder of the Warrant. The fair value for the Warrant was estimated at the grant date using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate of 4.50%, dividend yields of 0% and a volatility factor of the expected market price of the Common Stock of 114.80%. Based upon the closing price per share of the Company’s common stock on the date of issuance, the Company estimated the fair value of the warrant and allocated $665,295 of the proceeds from the 2005 Debenture to the Warrant, which is presented as a discount on the convertible note, net of amortization to be taken over the three-year term of the note using the effective interest method. As a result of the June 2007 debt modification the remaining fair values of the warrant is being amortized on a straight line method through April 30, 2010.

On October 19, 2006, the Company entered into another Securities Purchase Agreement with the Purchaser, pursuant to which the Company issued to the Purchaser a Variable Rate Secured Convertible Debenture in the principal amount of $1,400,000 due October 31, 2008 (the “2006 Debenture”).

    SILVERSTAR HOLDINGS LTD - 10-Q

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

The principal amount of the 2006 Debenture was originally redeemable at the rate of $63,636 per month, plus accrued but unpaid interest and liquidated damages, commencing on March 1, 2007. The terms of the 2006 Debenture were amended in February 2007 to require redemption at a rate of $63,636 per month commencing on May 1, 2007. The Company has the option, at any time, to redeem some or all of the outstanding 2005 Debenture, in cash, equal to the sum of (A) as to redemption dates before April 30, 2008, (i) 115% of the outstanding principal amount of the Debenture or portion thereof being redeemed, (ii) accrued but unpaid interest and (iii) all liquidated damages and other amounts due in respect of the 2005 Debenture and (B) as to redemption dates on or after April 30, 2008, (i) the greater of (x) 130% of the outstanding principal amount of the 2005 Debenture or portion thereof being redeemed and (y) the principal amount of the 2005 Debenture to be prepaid, plus all other accrued and unpaid interest hereon, divided by the applicable conversion price on (a) the date the notice of redemption is delivered or (b) the date the redemption amount is paid in full, whichever is less, multiplied by the Variable Weighted Average Price on (c) the date the redemption notice is delivered or otherwise due or (d) the date the redemption amount is paid in full, whichever is greater, (ii) accrued but unpaid interest and (iii) all liquidated damages and other amounts due in respect of the 2005 Debenture.

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

During the quarter ending September 30, 2007, DKR SoundShore Oasis converted an aggregate amount of $2.85 million of their 2005 Debenture in exchange for 1,685,837 shares of Class A common stock.

The balance of the notes as of September 30, 2007 and June 30, 2006, net of unamortized discounts was as follows:

	September 30, 2007	June 30, 2006
Principal amount of notes	$2,150,000	$5,000,000
Discounts for beneficial conversion features	(23,039)	(58,765)
Discounts for fair value of warrants and options	(58,988)	(150,456)
Balance, net of unamortized discounts	$2 ,067,973	$4,790,779
Less current portion-	-	-
Long-term portion	$2,067,973	$4,790,779

Scheduled maturities of the convertible debentures as of September 30, 2007 are as follows:

June 30, 2007
1 Year or less	$ -
1-3 Years	2, 150,000
Total	$2 ,150,000

Interest expense related to the notes amounted to $63,892 and $89,250 during the quarters ended September 30, 2007 and 2006 respectively.

    SILVERSTAR HOLDINGS LTD - 10-Q

Amortization of discounts for the beneficial conversion features and warrant resulted in charges to Amortization of Convertible Debt Discounts and Issuance Costs totaling $127,194 and $65,408 during the fiscal quarters ended September 30, 2007 and 2006. The Company also incurred loan costs of $1,199,119 directly related to securing these notes, which included $500,000, ($250,000 annually) paid for a personal guarantee on the outstanding balances. The loan costs were originally amortized over the term of the notes. As a result of the June 2007 debt modification the remaining loan issuance costs are being amortized on a straight line method through April 30, 2010.

The guarantee fees of $500,000 are being amortized at the rate of $250,000 per year. Amortization expenses for the guarantee and debt issuance costs totaled $303,975 and $93,699 for the fiscal quarters ending September 30, 2007 and 2006 are included in Amortization of Convertible Debt Discounts and Issuance Costs.

NOTE 10.   COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

In April 2006, the Company’s First South African subsidiary received a letter from the South African Revenue Service (“SARS”) challenging certain tax treatment of dividends and operating loss carry forwards for the years 2002 through 2004. Subsequently SARS issued two tax assessments for approximately $2.9 million. The Company had contended that its South African tax filings were in full compliance with all applicable laws and had vigorously defended its position in this regard. The Company had retained an amount of cash equal to the assessments in South Africa to satisfy any potential liability that may arise.

In May 2007, the Company through an arbitration procedure with SARS reached an agreement whereby SARS agreed in principle to drop the larger of its two assessments. The Company conceded the principle of SARS second assessment. On August 31, 2007, the Company paid approximately $300,000 to SARS in regard to this assessment. The Company is vigorously disputing a further amount of approximately $770,000 and believes it has strong arguments in this regard based on among other factors, computational errors made by SARS in its assessment. Based on its payments to SARS, the Company has reduced its estimated liability to approximately $322,000. The Company believes its remaining liability to SARS is lower than this amount, however, in the event its arguments are unsuccessful, it may be forced to increase this liability.

In January 2006, the Company brought an action against JoWood Software Productions AG seeking damages in the amount of approximately $850,000 for expenses incurred in connection with the Company’s unsuccessful acquisition of shares of JoWood. On October 4, 2007 the Vienna Municipal Court dismissed the Company’s claims against Jowood. The Company has decided not to file an appeal in this matter.

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

Commitments and Contingencies

During the first quarter of fiscal 2006, the Company entered into agreements with two of Strategy First's game developers to guarantee certain of their royalty payments. The guarantee is limited to $100,000. Royalties owed to these developers as of September 30, 2007 are less than $35,000.
The Company anticipates that Strategy First will pay the royalties due to its developers when earned and does not anticipate having to make any payments under these guarantees.

On March 29, 2006, Strategy First entered into an agreement to acquire certain intellectual property rights for $200,000 in cash and the issuance of options to acquire 100,000 shares of the Company’s common stock at an exercise price of $1.50. The options vest when net sales, as defined in the purchase agreement, exceed $750,000 and expire on December 31, 2008. The agreement also provides for commissions of twenty-five percent of net sales in the event they exceed $500,000 through December 31, 2008. As of September 30, 2007 revenues earned since inception under this agreement totaled $370,000.

On December 4, 2006, the Company announced that it had achieved more than 90% acceptance of the Company’s offer to acquire the shares of Empire. Based on these acceptances, the Company announced a formal closing of the offer to Empire shareholders effective December 1, 2006. The Company paid consideration to the shareholders as follows: approximately $6.8 million paid at closing; an additional $5.5 million in loan notes payable on October 31, 2007; and further contingent consideration of $3.8 million based on Empire’s EBIDTA for the 12 months ended June 30, 2007 and due on April 30, 2008. As of November 12, 2007 all amounts have been satisfied except for the April 30, 2008 payment of approximately $3.9 million.

    SILVERSTAR HOLDINGS LTD - 10-Q

NOTE 11. NEW ACCOUNTING PRONOUNCEMENTS

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of FASB Statement No. 115” (“FASB 159”). This standard permits an entity to measure financial instruments and certain other items at the estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 15, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. The Company is currently evaluating the impact of SFAS 159, if any, on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its analysis of the effect, if any, this interpretation may have on its financial condition, results of operations, cash flows or disclosures.  However, the Company believes that the effect, if any, would not be material.

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

NOTE 12. PRIVATE PLACEMENT

Pursuant to a purchase agreement, dated July 2, 2007 (the "Purchase Agreement"), by and among us and the purchasers named therein, we sold aggregate of 6,206,891 shares (the “Shares”) of our common stock and warrants (the “Warrants”) to purchase up to 4,344,826 shares of our common stock at an exercise price of $2.10 per share, at a price per unit of $1.45.

The sale an issuance of the Shares and Warrants was structured to close in two closings. The first closing was completed on July 5, 2007, pursuant to which we sold and issued an aggregate of 2,057,495 Shares and Warrants to purchase up to an aggregate of 1,440,234 shares of our common stock. The second closing was completed on September 6, 2007, pursuant to which we sold and issued an aggregate of 4,149,396 shares of our common stock and warrants to purchase up to 2,904,592 shares of our common stock at the second closing. Net proceeds received from the sale of stock and warrants under this agreement totaled $7,945,087 which consisted of gross proceeds from the sale of stock and warrants of $8,995,995 less issuance costs of $1,054,908.  Pursuant to the Purchase Agreement Clive Kabatznik and Michael Levy agreed to convert all of their shares of Class B common stock to shares of Class A common stock.  On September 6, 2007 each of Clive Kabatznik and Michael Levy submitted their respective notice of conversion of Class B common stock to the Company's transfer agent.  The Company's transfer agent is currently processing their request.

NOTE 13 .     SUBSEQUENT EVENTS

On October 1, 2007, DKR SoundShore converted their warrants resulting in the issuance of 836,640 shares in exchange for a payment of $1,352,847. Additionally, DKR SoundShore converted a further 750,000 of their convertible debenture resulting in an additional 457,923 shares issued. There is currently $1.4 million principal still outstanding under the 2006 Debenture.

On October 4, 2007 the Vienna Municipal Court dismissed the Company’s claims against Jowood Software AG. The Company has decided not to file an appeal in this matter.

   SILVERSTAR HOLDINGS LTD - 10-Q

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                 RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes included therein and the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. Actual results could differ materially because of factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2007.

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

On December 4, 2006, we announced that we had achieved more than 90% acceptance of our offer to acquire the shares of Empire. Based on these acceptances, we announced a formal closing of the offer to Empire shareholders effective December 1, 2006. We paid consideration to the shareholders as follows: approximately $6.8 million paid at closing; an additional $5.5 million in loan notes payable on October 31, 2007; and further contingent consideration of approximately $3.8 million based on Empire’s EBIDTA for the 12 months ended June 30, 2007 and due on April 30, 2008.

    SILVERSTAR HOLDINGS LTD - 10-Q

Quarter Ended September 30, 2007 As Compared to Quarter Ended September 30, 2006

Revenues

Revenues increased $3.6 million to $3.878 million during the first quarter of fiscal 2008 as compared to $.278 million in the comparable quarter of the previous year. This increase was primarily the result of the acquisition of Empire Interactive PLC during our last fiscal year. Of this increase $3.37 million is due to the Empire acquisition. Empire’s revenue is derived primarily from sales of console games and PC games while Strategy First solely sells PC games.

Cost of Sales

The cost of sales was $1.598 million in the first quarter of fiscal 2008, or 40.9% of total revenues. For the comparable quarter of the previous year, cost of sales was $119,000 or 42.8% of revenues. Of this $1.466 million increase $1.427 million was primarily the result of the inclusion on Empire in the quarterly financials. Cost of goods sold consists primarily of the actual tangible costs of the product along with any labor and overhead costs.

Development and Royalties

Development and royalty costs increased $.545 million for the first quarter of fiscal 2008 over the comparable quarter of the previous year. This was due to the inclusion this year of Empire which incurred $.513 million of the increase. The development and royalty expense consists primarily of royalty expenses due to third party holders of intellectual property rights. Additionally it includes certain development costs which are not capitalized. These costs are primarily related to the oversight and quality control of development projects. These costs are primarily reflected in the Company’s payroll expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of fiscal 2008 were $2,958,000 million, or 76.27% of sales, as compared to $614,000, or 220.26% of sales, for the comparable quarter of the previous year. Of this variance $2,120,000 was due to the inclusion of Empire for the first time. Empire’s SG&A consists primarily of administrative, marketing and sales staff primarily in the United Kingdom. Corporate overhead expenses increased $218,000 primarily as the result of increased corporate burden on non-cash compensation, legal fees related to our lawsuit in Austria and increased payroll expenses as we have added management level employees to oversee our significantly increased business.

Amortization and Depreciation

Amortization of intangible assets in the first quarter of fiscal 2008 increased $2,695,000 over the comparable quarter of the previous year due to the inclusion of $2,070,000 of amortization of intangible assets acquired in the Empire acquisition and $590,000 of Empires development costs amortized in this period as opposed to no amortization in the comparable period last year. Depreciation expense was $35,000 for the first quarter of fiscal 2008 and $8,000 in the comparable quarter of the previous year, an increase of $27,000. This was due to including depreciation of Empire’s assets for the first time. Empire’s assets comprise primarily of computers and furniture and fixtures.

Foreign Currency Gains (Losses)

Foreign currency gains or losses are primarily related to the financial assets remaining in South Africa. Foreign currency gains during the first quarter of fiscal 2008 were $134,000 and consisted of $45,000 related to the remaining assets from the sale of discontinued South African operations and $89,000 recognized by our operating subsidiaries. The foreign currency losses during the comparable quarter of the previous fiscal year were $262,000 and consisted of $253,000 related to the remaining assets from the sale of discontinued South African operations and $9,000 recognized by Strategy First. The functional currency of Empire interactive and Strategy First are the British pound and the Canadian dollar respectively. Their products are sold throughout North America and Europe. Gains (losses) from discontinued South African operations are the result of fluctuations of the South African Rand against the US dollar. The UK pound appreciated 2% against the US dollar for the quarter ended September 30, 2007. For the first quarter of fiscal 2008 the Rand appreciated approximately 2% against the US dollar while it depreciated approximately 6% in the corresponding period last year. These foreign currency gains or losses are non-cash items until converted into US dollars, when any accumulated gains or losses will be converted to cash.

   SILVERSTAR HOLDINGS LTD - 10-Q

Amortization of Convertible Debt Discounts and Issuance Costs

Amortization of convertible debt discounts and issuance costs were $431,000 in the first quarter fiscal 2008 as compared with 159,000 during the comparable quarter in the previous year. These expenses relate to the issuance of our $5 million convertible debenture to DKR SoundShore Oasis in October 2005. The increase of $272,000 is due primarily to the conversion of $2,850,000 of debentures.

Interest Income

Interest income of $69,000 was recorded for the first quarter of fiscal 2008 as compared to interest income of $ 155,000 for the comparable quarter of the previous year. The decrease of $86,000 is primarily the result of the Company’s average lower cash balances.

Interest Expense

Interest expense of $168,000 was recorded for the first quarter of fiscal 2008 as compared to $103,000 in the comparable quarter of the previous year. Interest expense increased primarily as the result of interest charges on the convertible debenture security and a line of credit from Barclays Bank which is loaned to Empire.

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

In May, 2007, the Company through an arbitration procedure with SARS reached an agreement whereby SARS agreed in principle to drop the larger of its two assessments. The Company conceded the principle of SARS second assessment. On August 31, 2007, the Company paid approximately $300,000 to SARS in regard to this assessment. The Company is vigorously disputing a further amount of approximately $770,000 and believes it has strong arguments in this regard based on among other factors, computational errors made by SARS in its assessment. Based on its payments to SARS, the Company has reduced its estimated liability to approximately $322,000. The Company believes its remaining liability to SARS is lower than this amount, however, in the event its arguments are unsuccessful, it may be forced to increase this liability.

Net Loss

We have recognized a net loss of $4,447,000 during first quarter fiscal 2008 compared to a net loss of $941,000 during the same comparable quarter in the previous year. Significant items that contributed to the increased loss included an increase in operating losses of $3,452,000 in the first quarter of fiscal 2008 that was due to losses by Empire of 3,389,000 as compared to $573,000 in the comparable quarter in the previous fiscal year which only included Strategy First. The major component of this operating loss was amortization of $2,701,000 of which $2,660,000 was Empire’s amortization which included $2,070,000 of intangible amortization. There was non-cash stock compensation of $102,000 as well as non-cash amortization of debenture issuance costs of $431,000. Operating EBITDA loss was, after adding back depreciation, amortization and non-cash compensation amounted to a loss of $1,190,000.

	Quarters Ended September 30
	2007	2006
Operating EBITDA Reconciliation
Operating Loss	($4,037)	($573)
Depreciation	44	8
Amortization of Intangibles	2,112	42
Amortization of Software Development Costs	590	0
Non-Cash Compensation	102	23
Operating EBITDA	($1,190)	($500)
Operating EBITDA Per Share	(0.09)	(0.05)
Weighted average Number of Shares Outstanding	12,783	9,149

   SILVERSTAR HOLDINGS LTD - 10-Q

Financial Condition, Liquidity and Capital Resources

Cash increased by $3,431,000 from $4,757,000 at June 30, 2007 to $8,188,000 at September 30, 2007.

The cash balances are being held for acquisitions and working capital purposes. Included in this amount is $1,455,000 which is classified as restricted cash. This amount relates to cash used to secure borrowings of our subsidiary, Strategy First, as well as money retained in South Africa to satisfy any potential liability that may result from our tax dispute with the South African Revenue Service.

Working capital deficit decreased by $5,170,000 from a deficit $12,700,000 at June 30, 2007 to a deficit of $7,530,000 at September 30, 2007. This decrease is primarily due to the result of net proceeds from a closing of a financing of approximately $8,000,000 as well as repayment of a portion of notes payable to former Empire shareholders.

At September 30, 2007 we had net borrowings of $4,073,000 which consisted of $2,006,000 advances against the lines of credit secured by the Company’s cash. Additionally, we have $2,150,000 face amount outstanding in our convertible debenture issued to DKR SoundShore Oasis. The carrying value of this debenture at September 30, 2007 net of unamortized warrants and stock conversion features is approximately $2,067,000. We currently pay monthly interest on this amount at a rate of prime plus 1.5%. However, there is an offset of this interest based on share price. During October 2007 the nominal interest rate was approximately 1%. The Company also had seller note obligations of approximately $6,992,000 at September 30, 2007. Approximately $3,060,000 of these obligations was paid off in November of 2007 which reduced our cash position.

In the future we expect to meet our short and long term obligations through (i) the conversion of existing warrants and the sale of equity or additional debt securities and (ii) our cash on hand. We expect to repatriate our unrestricted funds held in South Africa to the United States. We believe that repatriation of the full amount is allowable under current South African foreign currency regulations. Over the last eight years, we have, from time to time, repatriated funds from South Africa without restriction. However, there can be no guarantee that the South African foreign currency regulations will not change in the future in a manner that might restrict our ability to repatriate the remaining assets.

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

Critical Accounting Policies

The following is a discussion of the accounting policies that we believe are critical to our operations:

Revenue Recognition

The company distributes the majority of its products through third-party software distributors to mass-merchant and major retailers and directly to certain PC software retailers, all of which have traditionally sold consumer entertainment software products. Additionally, the Company may license its products to distributors in exchange for royalty payments. The distribution of products is governed by purchase orders, distribution agreements or direct sale agreements, most of which allow for product returns and price markdowns. On a product by product basis, based on historical data the Company records a provision from 4% to 30% for product returns and price markdowns as a reduction of gross sales at the time the product passes to these distributors or retailers.

The provision for anticipated product returns and price markdowns is primarily based upon the Company’s analysis of historical product return and price markdown results. Should product sell-through results at retail store locations fall significantly below anticipated levels the adequacy of this allowance may be insufficient. The Company will review the adequacy of its allowance for product returns and price markdowns and if necessary will make adjustments to this allowance on a quarterly basis. In the case of royalty income, the Company will record this income when earned based on sales reports from its distributors. In many cases, the company receives guaranteed royalty income and these revenues are recorded upon signing of the royalty agreements. These amounts are carried as accounts receivable until paid.

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

   SILVERSTAR HOLDINGS LTD - 10-Q

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

The Company reviews goodwill annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 142, goodwill and other intangible assets. The Company performed its annual impairment test of goodwill as of June 30, 2007 and determined that goodwill was not impaired. While the Company believes that no impairment existed as of September 30, 2007, there can be no assurances that future economic or financial developments might not lead to an impairment of goodwill.

Intangible Assets

Intangible assets include software game titles. Intangible assets, excluding goodwill and Empire game titles are stated on the basis of cost and are amortized on a straight-line basis over estimated lives of three to ten years. Empire game titles are amortized over a five-year period based on weighted average expected sales from the date the title is launched. For titles that have not yet been launched as of September 30, 2007 a launch date was estimated to project future amortization Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise. Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets. Should these cash flows not equal or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required.

Forward-Looking Information

We make numerous forward-looking statements throughout this report including statements with respect to our expected income, acquisitions and other growth opportunities, performance of investments that we have made, and operating expenses. Frequently these statements are introduced with words such as “expect,” “likely,” “will,” “believe,” “estimate,” “project,” “anticipate,” or “predict.” Actual results may differ materially from those suggested by the forward-looking statements that we make for a number of reasons including those described in Part II, Item 1A, “Risk Factors” of our report on Form 10-K for the year ended June 30, 2007.

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

   SILVERSTAR HOLDINGS LTD - 10-Q

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The Company does however recognize market risk from interest rate and foreign currency exchange exposure.

Interest Rate Risk

At September 30, 2007, our cash resources earned interest at variable rates. Accordingly, the Company’s return on these funds is affected by fluctuations in interest rates. The Company also has significant debt that is tied to interest rates and, therefore, any increase in interest rates will have a negative effect on the Company’s interest payments. At September 30, 2007, the Company had a convertible note outstanding amounting to $2,150,000. The interest on the convertible note is based on a floating rate equal to prime plus 1.5%. A hypothetical 100 basis point change in interest rates would result in an approximately $21,500 change in annual interest expense.

Approximately $4.2 million of our debt accrues interest at rates that vary with changes in the US and UK prime rates. We estimate that, at our current level of debt, for each 1% increase in the average annual prime interest rate, our annual interest expense would increase by approximately $42,000.

Foreign Currency Risk

Empire is incorporated in the United Kingdom and sells products throughout Europe, the United States and Canada. Its functional currency is the British pound. This has exposed the Company to market risk with respect to fluctuations in the relative value of the Euro, the Canadian dollar, and the US dollar.

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

The Company currently does not hedge its South African Rand exposure. At September 30, 2007, we had assets denominated in South African Rand of R 17.6 million ($2.5 million).

   SILVERSTAR HOLDINGS LTD - 10-Q

ITEM 4.     CONTROLS AND PROCEDURES

At the end of the period covered by this report, the Company carried out an evaluation, with the participation of management of the Company, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the Company's evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

.

   SILVERSTAR HOLDINGS LTD - 10-Q

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

In May, 2007, the Company through an arbitration procedure with SARS reached an agreement whereby SARS agreed in principle to drop the larger of its two assessments. The Company conceded the principle of SARS second assessment. On August 31, 2007, the Company paid approximately $300,000 to SARS in regard to this assessment. The Company is vigorously disputing a further amount of approximately $770,000 and believes it has strong arguments in this regard based on among other factors, computational errors made by SARS in its assessment. Based on its payments to SARS, the Company has reduced its estimated liability to approximately $322,000. The Company believes its remaining liability to SARS is lower than this amount, however, in the event its arguments are unsuccessful, it may be forced to increase this liability.

In January 2006, we brought an action against JoWood Software Productions AG seeking damages in the amount of approximately $850,000 for expenses incurred in connection with our unsuccessful acquisition of shares of JoWood. On October 4, 2008 the Vienna Municipal Court dismissed the Company’s claims against Jowood. The Company has decided not to file an appeal in this matter.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risks facing the Company as described in the Company’s Form 10-K for the year ended June 30, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of stockholders of the Company was held on August 30, 2007 to approve the following proposals:

   SILVERSTAR HOLDINGS LTD - 10-Q

Proposal 1. To approve, in accordance with NASDAQ Marketplace Rule 4350(i), the sale of issuance to certain accredited investors, including our Chairman and Chief Executive Officer, in a private placement transaction of 4,149,395 shares of the Company’s common stock and warrants to purchase up to an additional 4,344,826 shares of the Company’s common stock at an exercise price of $2.10 per share, at a purchase price of $1.45 per unit.

For	Against	Abstain	Broker Non-Votes
7,509,456	348,617	19,205	-0-

Proposal 2. To amend and restate the Bye-laws of the Company.

For	Against	Abstain	Broker Non-Votes
7,503,855	355,127	18,296	-0-

Proposal 3. To approve and adopt the Company’s 2007 Stock Incentive Plan, which provides for the issuance of up to 2,000,000 shares of the Company’s common stock as stock awards or pursuant to options to directors, officers, employees and consultants of the Company.

For	Against	Abstain	Broker Non-Votes
7,512,755	346,542	17,981	-0-

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date: November 14, 2007	SILVERSTAR HOLDINGS, LTD. /s/ Clive Kabatznik Clive Kabatznik Chief Executive Officer
/s/ Lawrence Litowitz Lawrence Litowitz Chief Financial Officer