Form 10-Q
period 2007-12-31
SILVERSTAR HOLDINGS LTD
filed 2008-02-14
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 0-27494

SILVERSTAR HOLDINGS, LTD. (Exact name of registrant as specified in its charter)
Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Clarendon House, Church Street, Hamilton HM CX, Bermuda (Address of principal executive offices with zip code)
809-295-1422 Registrant’s telephone number, including area code
_____________________________________________________________________ Former name, former address and former fiscal year, if changed since last report

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Title of Class	Shares Outstanding on February 7, 2008
Class A Common Stock	19,799,066

SILVERSTAR HOLDINGS LTD - 10-Q

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements

Condensed Consolidated Balance Sheets at December 31, 2007 (Unaudited) and June 30, 2007

Condensed Consolidated Statements of Operations (Unaudited) for the three months ended December 31, 2007 and 2006

Condensed Consolidated Statements of Operations (Unaudited) for the six months ended December 31, 2007 and 2006

Condensed Consolidated Statements of Cash Flows (Unaudited) for six months ended December 31, 2007 and 2006

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

SIGNATURES

SILVERSTAR HOLDINGS LTD - 10-Q

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2007	2007
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $731,675 and $590,990)	$3,239,660	$3,693,149
Cash restricted for foreign tax estimated liability	787,009	1,064,040
Accounts receivable, net	4,554,001	6,908,846
Inventories, net	936,464	900,128
Current portion of long term notes receivable	366,988	256,982
Prepaid expenses and other current assets	406,088	669,730
Assets available for sale	—	505,650
Total current assets	10,290,210	13,998,525
Property, plant and equipment, net	437,076	488,031
Software development costs, net	6,714,238	5,183,033
Investments in non-marketable securities	1,131,066	1,143,566
Long term notes receivable	25,351	214,222
Goodwill, net	924,874	890,038
Intangible assets, net	16,672,898	20,611,189
Deferred tax asset	623,158	625,217
Deferred charges and other assets	156,960	631,843
Total assets	$36,975,831	$43,785,664
LIABILITIES
Liabilities and stockholders’ equity:
Current liabilities:
Lines of credit	$2,172,176	$2,875,472
Notes payable- acquisition	94,061	5,475,179
Earn out notes payable – acquisition	3,916,851	3,847,426
Accounts payable	4,177,405	6,959,835
Accrued royalty expense	2,627,035	2,937,887
Accrued expenses	2,792,851	3,355,852
Deposits on July 2007 private placement	—	630,403
Estimated liability for foreign tax	324,768	616,458
Total current liabilities	16,105,147	26,698,512
Convertible secured debenture	1,347,087	4,790,779
Other long-term liabilities	419,753	412,363
Total liabilities	$17,871,987	$31,901,654
Liabilities and stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, Class A, $0.01 par value, 50,000,000 shares authorized; 18,990,857 (1,496,700 shares in treasury) and 9,621,891 shares issued and outstanding, respectively	198,060	96,218
Common stock, Class B, $0.01 par value; 2,000,000 shares authorized; 0 shares and 835,260 issued and outstanding, respectively	0	8,353
Common stock, FSAH Class B $0.001 par value; 10,000,000 shares authorized; 0 and2,671,087 shares issued and outstanding, respectively	0	600
Additional paid-in capital	81,015,079	67,843,919
Accumulated deficit	(62,757,787)	(56,796,978)
Other comprehensive income	648,492	731,898
Total stockholders’ equity	19,103.844	11,884,010
Total liabilities and stockholders’ equity	$36,975,831	$43,785,664

See notes to condensed consolidated financial statements

SILVERSTAR HOLDINGS LTD - 10-Q

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,
	2007	2006
Net revenues	$10,796,896	$2,960,789
Operating expenses:
Cost of sales	4,217,780	1,252,001
Development costs and royalties	401,603	987,676
Selling, general and administrative	4,193,808	1,451,216
Amortization of software development costs	958,526	—
Amortization of acquired intangibles	2,322,596	630,827
Depreciation	47,173	24,948
	12,141,486	4,346,668
Operating loss	(1,344,590)	(1,385,879)
Other income	100	—
Foreign currency (loss) gain	(80,770)	357,409
Gain on sale of fixed assets	90,348	—
Amortization of convertible debt discounts and issuance costs	(123,747)	(171,425)
Interest expense	(133,005)	(257,896)
Interest income	76,356	159,480
Loss before income taxes	(1,515,308)	(1,298,311)
Benefit (provision) for income taxes	1,006	(3,360)
Net loss	($1,514,302)	($1,301,671)

Loss per share:
Basic and diluted	($.08)	($.14)
Weighted average common stock outstanding:
Basic and diluted	19,771,824	9,431,657

See notes to condensed consolidated financial statements

SILVERSTAR HOLDINGS LTD - 10-Q

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended December 31,
	2007	2006
Net revenues	$14,675,573	$3,239,534
Operating expenses:
Cost of sales	5,816,582	1,371,570
Development costs and royalties	1,015,107	1,055,716
Selling, general and administrative	7,152,188	2,065,171
Amortization of software development costs	1,548,632	—
Amortization of acquired intangibles	4,434,262	673,188
Depreciation	90,827	32,678
	20,057,598	5,198,323
Operating loss	(5,382,025)	(1,958,789)
Other loss	(12,395)	(9)
Foreign currency gains	53,028	95,355
Gain on sale of fixed assets	90,348	—
Amortization of convertible debt discounts and issuance costs	(554,916)	(330,532)
Interest expense	(301,462)	(360,722)
Interest income	145,605	314,948
Loss before income taxes	(5,961,817)	(2,239,749)
Provision for income taxes	1,006	(3,360)
Net loss	($5,960,811)	($2,243,109)

Loss per share:
Basic and diluted	($.35)	($.24)
Weighted average common stock outstanding:
Basic and diluted	16,931,654	9,290,346

See notes to condensed consolidated financial statements

SILVERSTAR HOLDINGS LTD - 10-Q

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Six Months Ended December 31,
	2007	2006

Cash flows from operating activities:
Net (loss) from operations	($5,960,811)	($2,243,109)
Depreciation and amortization	6,631,637	1,036,398
Loss on disposal of marketable securities	12,500	—
(Gain) loss on disposal of fixed assets	(90,348)	10,195
Stock-based compensation	234,631	77,585
Stock issued for services	24,391	58,740
Unrealized foreign currency gains	(191,497)	(113,913)
Accrued interest income on notes receivable	(12,958)	(14,453)
Changes in operating assets and liabilities, net	(4,870,574)	1,609,063
Decrease in estimated liability for foreign tax	(291,829)	—
(Increase) decrease in other assets	77,795	(10,932)
Increase in other liabilities	—	25,000
Net cash provided by (used in) operating activities	(4,437,063)	434,574
Cash flows from investing activities:
Cost paid for acquisition of Empire Interactive	—	(8,072,070)
Proceeds from sale of fixed assets	660,896	11,008
Purchase of fixed assets	(95,309)	(3,971)
Purchase of intangible assets	(435,465)	—
Proceeds from repayment of long-term note receivable	96,537	99,281
Decrease in cash restricted for foreign tax estimated liability	274,171	—
Net cash provided by (used) in investing activities	500,830	(7,965,752)
Cash flows from financing activities:
Short term repayments, net	(5,917,901)	(258,502)
Net proceeds from convertible debenture	—	1,129,714
Proceeds from exercise of warrants	1,397,937	—
Proceeds from private placement sales of common stock, net of offering costs of $1,084,731 and $0	7,915,264	650,000
Proceeds from the exercise of stock options	170,850	56,472
Net cash provided by financing activities	3,566,150	1,577,684
Effect of exchange rates on cash	(83,406)	334,992
Net decrease in cash and cash equivalents	(453,489)	(5,618,502)
Cash and cash equivalents, beginning of period	3,693,149	9,075,259
Cash and cash equivalents, end of period	$3,239,660	$3,456,757
Supplemental cash flow information:
Cash paid for interest	$467,758	$296,404
Cash paid for income taxes	$800	—

See notes to condensed consolidated financial statements.

SILVERSTAR HOLDINGS LTD - 10-Q

S ILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. FINANCIAL INFORMATION

Silverstar Holdings, Ltd. (the “Company”) is the parent company of Empire Interactive, PLC (“Empire”), a leading worldwide publisher of interactive entertainment software for all game platforms, and Strategy First, Inc. (“Strategy First”), a leading worldwide publisher of entertainment software for the Personal Computer (PC). The Company is also a minority shareholder in Magnolia Broadband Wireless, a development stage company which is developing mobile wireless broadband products.

NOTE 2. LIQUIDITY CONSIDERATIONS

Historically, the Company has met its cash flow requirements through the sale of debt or equity securities, the sale of assets, or through operating cash flow. However, there is no guarantee that the Company will be successful in meeting its cash flow requirements going forward. In order to meet its current short term deficiency, the Company’s plans are as follows:

•

Raise additional capital through the exercise of existing warrants and the sale of equity or debt securities. The Company currently has approximately 4.65 million warrants outstanding with exercise prices ranging from $1.55 to $2.50. The Company has a continuing relationship with an investment banking firm to assist it should it decide to raise additional capital in the future. During the last three months approximately 892,178 of options and warrants were exercised totaling $1,462,402.

•

Generate significant short term operating earnings and cash flow primarily through its Empire subsidiary. Empire’s title release schedule for the next 12 months includes several multi-platform games most notably Hello Kitty and PipeMania. The Company anticipates that the launch of these games, along with Empire’s ongoing business will generate operating profits and cash flow in the short term. Empire continues to explore US distribution agreements with major entertainment publishers which would provide significant short term cash flow to the Company.

•

The Company has approximately $787,000 of restricted cash set aside to match its current South African tax assessment. The Company believes that it has strong arguments to set aside this assessment. If this assessment is set aside, this cash would be available for operations.

The Company believes that these actions and others to be taken by it will provide the opportunity for it to meet its short term deficiency, improve liquidity and achieve positive cash flow. However, there can be no assurance that any of these events will occur.

NOTE 3. BASIS OF PREPARATION

The unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries in which it has a majority voting interest. Investments in affiliates are accounted for under the equity or cost method of accounting. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position of the Company as of December 31, 2007 and the results of operations and cash flows for the interim periods of the fiscal year ending June 30, 2008 (“fiscal 2008”) and the fiscal year ended June 30, 2007 (“fiscal 2007”) presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2007.

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

Cash and cash equivalents consist of cash and all highly liquid investments with original maturities of three months or less. The vast majority of the Company’s cash balances are held in liquid accounts at two highly rated financial institutions. While these deposits are not insured, the quality of such financial institutions is such that the risks of loss on these funds are minimal. Restricted cash balances at December 31, 2007 totaled $731,675 which is used as collateral on the Company’s line of credit.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” This standard replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The standard requires companies to recognize all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values on the grant date and is effective for annual periods beginning after June 15, 2005. In accordance with the revised statement, the Company recognizes the expenses attributable to stock options granted or vested subsequent to July 1, 2005. During the six month periods ended December 31, 2007 and 2006 the Company recognized expenses of $234,631 and $77,585 respectively, for employee stock options and restricted shares that vested. Based on existing unvested option agreements the Company anticipates an additional expense of approximately $182,185 in fiscal 2008 which could increase if additional options are granted during the fiscal year. As of December 31, 2007, $690,175 of total unrecognized compensation costs related to non-vested options is scheduled to be recognized over a weighted average period of 2.57 years.

The weighted average grant date fair value of options granted during the six months ended December 31, 2007 and December 31, 2006 and the significant assumptions used in determining the underlying fair value of each option grant on the date of the grant utilizing the Black Scholes option pricing model are noted in the following table. Expected volatility is based on historical volatility data of the Company’s stock. As a result of the acquisition of Empire which significantly changed the size and complexity of the Company, the volatility of options granted after March 31, 2007 were computed using the average volatility of competitor companies in the entertainment software industry. Historical stock prices would not be indicative of their future prices, since the Company itself is so different from what it was historically. SFAS 123(R)

SILVERSTAR HOLDINGS LTD - 10-Q

requires the use of expected volatility in the calculation of the compensation expense of a stock option. While it allows the use of historical volatility in calculating expected volatility, it does not require the use of historical volatility and encourages the use of other factors. The expected term of stock options granted is based on historical data and represents the period of time that stock options are expected to be outstanding. The risk-free rate of the stock options is based on the United States Treasury rate in effect at the time of grant.

	2007	2006
Weighted average grant-date fair value of options granted	$.65	$1.04
Assumptions:
Risk free interest rate	4.11-5.08%	4.65-4.71%
Expected life	3-5 years	2-4 years
Expected volatility	40-41%	48-95%
Expected dividend yield	0%	0%

As of December 31, 2007 the Company had 2,172,500 stock options outstanding of which 1,044,445 are fully vested. A summary of the activity in the Company’s stock option plans is as follows for the six months ended December 31, 2007:

	Share Options Outstanding	Weighted Average Exercise
Outstanding, beginning of year	1,510,000	1.72
Granted	805,000	1.93
Exercised	(122,500)	1.39
Forfeited	(20,000)	.16
Outstanding December 31, 2007	2,172,500	1.83

NOTE 4. SOFTWARE DEVELOPMENT COSTS

As of December 31, 2007, and June 30, 2007, net capitalized software development costs totaled $6,714,238 and $5,183,033, respectively. Total costs capitalized during the six and three months ended December 31, 2007 were $3,079,923 and $1,840,217, respectively. Accumulated amortization at December 31, 2007 and June 30, 2007 totaled $1,859,384 and $341,260, respectively. Capitalized software development costs are amortized over a five-year period based on weighted average expected sales from the date the title is launched.

NOTE 5. INTANGIBLE ASSETS

The components of amortizable intangible assets as of December 31, 2007 and June 30, 2007 are as follows:

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Game titles - Strategy First	10 years	1,699,568	(432,097)	1,267,471
Game titles – Empire	5 years	23,220,690	(7,815,263)	15,405,427
Balance on December 31, 2007		$24,920,258	($8,247,360)	$16,672,898
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Game titles - Strategy First	10 years	1,635,552	(334,032)	1,301,520
Game titles – Empire	5 years	23,437,099	(4,127,430)	19,309,669
Balance on June 30, 2007		$25,072,651	($4,461,462)	$20,611,189

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Management determined during this quarter that there were approximately $515,000 of intangible assets that were impaired and amortization was increased accordingly. Assets not subject to amortization are tested for impairment at least annually.

SILVERSTAR HOLDINGS LTD - 10-Q

Amortization expense for intangible assets for the three and six month periods ended December 31, 2007 were $2,322,596 and $4,434,262, respectively. Amortization expense for intangible assets for the three and six month periods ended December 31, 2006 were $630,827 and $673,188, respectively. Estimated amortization expense for the rest of fiscal 2008 and for the succeeding five fiscal years is as follows:

2008	$2,245,680
2009	4,271,077
2010	4,364,958
2011	3,050,063
2012	1,430,559
2013	690,711
Thereafter	619,850
$16,672,898

NOTE 6. CASH FLOWS

	Six Months Ended December 31,
Changes in operating assets and liabilities consist of the following:	2007	2006
Decrease in accounts receivable	$2,378,479	$111,813
(Increase) decrease in inventories	(36,695)	12,483
Decrease (increase) in prepaid expenses and current assets	263,756	(149,128)
Software development costs capitalized	(3,079,923)	—
(Decrease) increase in accounts payable	(2,809,953)	643,151
Decrease in refundable deposits	(630,403)	—
Decrease in accrued expenses	(955,835)	990,744
	(4,870,574)	$1,609,063
Issuance of shares of common stock for debt repayment	$3,600,000	—
Issuance of shares of common stock for payment of acquisition expenses	—	$723,000
Issuance of notes payable to former Empire shareholders	—	$5,208,502
Contingent on earn out targets being achieved	—	$12,051,061

NOTE 7 ACQUISITION

Empire Interactive

On December 4, 2006, the Company announced that it had achieved more than 90% acceptance of its offer to acquire the shares of Empire. Based on these acceptances, the Company announced a formal closing of the offer to Empire shareholders and took control effective December 1, 2006.

The offer provided for either a cash payment of approximately $.13 per share (£.07 p), or an earn-out alternative, where the initial payment was approximately $.09 per share (£.049 p), with a further $.094 per share (£.05 p) in loan notes payable in October 2007. Additionally, there is an earn-out payable in April 2008. The earn-out was based on a formula of Empire’s EBITDA (as defined) for the fiscal year ended June 30, 2007. The earn out has been calculated and the Company’s December 31, 2007 balance sheet includes a liability of approximately $3.8 million (£1.96 million) (excluding interest) based on the December 31, 2007 foreign exchange rate of $1.9973 US dollars to the British pound.

The aggregate purchase price for Empire’s stock was approximately $17.98 million (£9.22 million) (after adjusting for the actual earn out payable) based on the December 1, 2006 foreign exchange rate of 1.9508 US dollar to the UK pound of which amount approximately $5.2 million are loan notes which matured October 31, 2007 (of which $5.1 million had been repaid as of December 31, 2007) and $3.8 million are loan notes payable in April 2008 (of which $0.00 had been repaid as of December 31, 2007). $.7 million of the acquisition expenses were paid by the issuance of 406,180 shares of Silverstar’s Class A common stock. Of this amount 350,000 shares were issued to a consultant to the Company as a finder’s fee for the transaction pursuant to his consulting contract. The consultant was subsequently appointed Chairman of the Board of Empire. Of the remaining $8.3 million of the purchase price approximately $7.9 million has been paid by utilizing the Company’s internal cash resources. The remaining $.4 million has been accrued as a short-term liability.

The purchase price was allocated on the basis of the estimated fair values of the assets acquired and liabilities assumed.

SILVERSTAR HOLDINGS LTD - 10-Q

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

Purchase price:

Net assets acquired:
Current assets	$3,226,228
Fixed assets	898,804
Intangible assets	23,238,073
Other assets	608,650
Total assets	27,971,755
Total liabilities	(9,987,976)
$17,983,779

The following unaudited proforma summary presents consolidated financial information as if the acquisition of Empire had occurred effective July 1, 2006. The proforma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the consolidated entities.

Six Months Ended December 31,
2006
Net revenues	$13,673,946
Net loss	($3,994,991)
Loss per share:
Basic and diluted	($0.42)

NOTE 8. DEBT

Lines of Credit

In June 2002, the Company obtained a secured line of credit facility for borrowings up to $1.0 million, which is fully secured by cash balances held in the Company’s account. This liability is due on demand and has a floating interest rate that is based on the prime rate minus 1.75%. On December 31, 2007, the prime rate was 7.25%. The balance outstanding under this line of credit at December 31, 2007 and June 30, 2007 was $731,675 and $590,990 respectively.

Empire has a line of credit secured by its receivables, inventory, and intangible assets. As of December 31, 2007 and June 30, 2007 the amount outstanding under this facility was $1,440,501 (£721,224) and $2,284,482 (£1,140,018), respectively. The line of credit accrues interest at an annual rate of 8.75%.

Notes Payable

On December 31, 2007 the Company owed $94,061 in notes payable to former shareholders of Empire pursuant to the offer made for the acquisition of Empire. The Company owed $5,475,179 on these notes at June 30, 2007. This amount accrued interest at 4% per annum and was payable on October 31, 2007. All note holders who have tendered their notes have been paid in full.

The Company owed $3,916,851 as of December 31, 2007 as earn out consideration based on Empire’s EBITDA for the fiscal year ended June 30, 2007 and is payable on April 30, 2008. The balance on these notes at June 30, 2007 was $3,847,426. Interest accrued at 4 % per annum beginning November 1, 2007.

NOTE 9. CONVERTIBLE SECURED DEBENTURE

On October 31, 2005, the Company consummated a transaction pursuant to a Securities Purchase Agreement, dated October 21, 2005, with DKR SoundShore Oasis Holding Fund Ltd. (the “Purchaser”) pursuant to which the 2005 the Company issued to the Purchaser a $5,000,000 principal amount Variable Rate Secured Convertible Debenture due October 31, 2008 (the “2005 Debenture”) and a five year warrant to purchase 791,139 shares of the Company’s common stock at an exercise price of $1.896 per share (the “Warrant”).

SILVERSTAR HOLDINGS LTD - 10-Q

In May 2006, the Company repaid $1,400,000 of the outstanding principal balance along with an early payment penalty of approximately $210,000. During the six months ended December 31, 2007, the Purchaser converted the remaining $3,600,000 outstanding principal amount of the 2005 Debenture for 2,164,899 shares of Class A common stock. The Company paid monthly interest on the outstanding principal amount of the 2006 Debenture at a rate per annum equal to the prime rate for the applicable interest period plus 1.5%.

On October 19, 2006, the Company entered into another Securities Purchase Agreement with the Purchaser, pursuant to which the Company issued to the Purchaser a Variable Rate Secured Convertible Debenture in the principal amount of $1,400,000 due October 31, 2008 (the “2006 Debenture”). The 2006 Debenture is convertible at the option of the Purchaser, into shares of common stock at a conversion price of $1.738 per share.

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

As consideration for entering into the amendment, the Company reduced the exercise price of the Warrant $.10 to $1.7986 per share. The fair value for the reduction in the exercise price of the Warrant was estimated at the grant date using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate of 4.37%, dividend yields of 0% and a volatility factor of the expected market price of the Company’s common stock of 106.66%. Based upon the closing price per share of the Company’s common stock on the date of issuance, the Company estimated the fair value of the exercise price reduction and allocated $10,490 of the proceeds from the 2005 Debenture to the 2005 Warrant, which is presented as a discount on the 2005 Debenture, net of amortization to be taken over term of the 2005 Debenture using the effective interest method. As a result of the June 2007 debt modification the remaining fair values of the Warrant is being amortized on a straight line method through April 30, 2010.

During the six months ending December 31, 2007, the Purchaser converted an aggregate amount of $3,600,000 of their 2005 Debenture in exchange for 2,164,899 shares of Class A common stock, 479,062 of these shares with a conversion value of $750,000 were converted during the quarter ended December 31, 2007.

The balance of the notes as of December 31, 2007 and June 30, 2007, net of unamortized discounts was as follows:

	December 31 2007	June 30, 2007
Principal amount of notes	$1,400,000	$5,000,000
Discounts for beneficial conversion features	(14,861)	(58,765)
Discounts for fair value of warrants and options	(38,052)	(150,456)
Balance, net of unamortized discounts	$1,347,087	$4,790,779
Less current portion-	—	—
Long-term portion	$1,347,087	$4,790,779

Scheduled maturities of the convertible debentures as of December 31, 2007 are as follows:

1 Year or less	$—
1-3 Years	1,400,000
Total	$1,400,000

Interest expense related to the notes amounted to $78,184 and $185,754 for the six months ended December 31, 2007 and December 31, 2006 and $14,292 and $101,500 during the quarters ended December 31, 2007 and 2006 respectively.

SILVERSTAR HOLDINGS LTD - 10-Q

Amortization of discounts for the beneficial conversion features and warrant resulted in charges to Amortization of Convertible Debt Discounts and Issuance Costs totaling $156,308 and $140,129 for the six months ended December 31, 2007 and December 31, 2006 and $29,114 and $74,721 during the fiscal quarters ended December 31, 2007 and 2006. The Company also incurred loan costs of $1,269,119 directly related to securing these notes, which includes $570,000, (5% of maturity balance charged annually) paid for a personal guarantee on the outstanding balances. The loan costs were originally amortized over the term of the notes. As a result of the June 2007 debt modification the remaining loan issuance costs are being amortized on a straight line method through April 30, 2010.

The annual guarantee fees are amortized over twelve months. Amortization expenses for the guarantee and debt issuance costs totaled $398,608 and $190,403 for the six months ended December 31, 2007 and December 31, 2006 and $94,633 and $96,704 for the fiscal quarters ending December 31, 2007 and 2006 are included in Amortization of Convertible Debt Discounts and Issuance Costs.

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

In May 2007, the Company through an arbitration procedure with SARS reached an agreement whereby SARS agreed in principle to drop the larger of its two assessments. The Company conceded the principle of SARS second assessment. On August 31, 2007, the Company paid approximately $300,000 to SARS in regard to this assessment. The Company is vigorously disputing a further amount of approximately $770,000 and believes it has strong arguments in this regard based on among other factors, computational errors made by SARS in its assessment. Based on its payments to SARS, the Company has reduced its estimated liability to approximately $325,000. The Company believes its remaining liability to SARS is lower than this amount, however, in the event its arguments are unsuccessful, it may be forced to increase this liability.

In August 2007, Empire was served with a lawsuit brought by a former distributor in Portugal. The lawsuit claims that Empire had no right to utilize other distributors in Portugal and seeks 630,000 euros (approximately $919,989 based on the December 31, 2007 foreign exchange rate of $1.4603 US dollars to one Euro) in damages. Empire believes this claim has no merit as its distribution agreements are tailored for individual products only and do not give blanket distribution rights to outside distributors. Empire intends to vigorously defend itself.

Commitments and Contingencies

During the first quarter of fiscal 2006, the Company entered into agreements with two of Strategy First’s game developers to guarantee certain of their royalty payments. The guarantee is limited to $100,000. Royalties owed to these developers as of December 31, 2007 are less than $20,000.

The Company anticipates that Strategy First will pay the royalties due to its developers when earned and does not anticipate having to make any payments under these guarantees.

On March 29, 2006, Strategy First entered into an agreement to acquire certain intellectual property rights for $200,000 in cash and the issuance of options to acquire 100,000 shares of the Company’s common stock at an exercise price of $1.50. The options vest when net sales, as defined in the purchase agreement, exceed $750,000 and expire on December 31, 2008. The agreement also provides for commissions of twenty-five percent of net sales in the event they exceed $500,000 through December 31, 2008. As of December 31, 2007 revenues earned since inception under this agreement totaled approximately $360,000.

SILVERSTAR HOLDINGS LTD - 10-Q

On December 4, 2006, the Company announced that it had achieved more than 90% acceptance of the Company’s offer to acquire the shares of Empire. Based on these acceptances, the Company announced a formal closing of the offer to Empire shareholders effective December 1, 2006. The Company paid consideration to the shareholders as follows: approximately $6.8 million paid at closing; an additional $5.5 million in loan notes payable on October 31, 2007; and further contingent consideration of $3.9 million based on Empire’s EBIDTA for the 12 months ended June 30, 2007 and due on April 30, 2008. As of December 31, 2007 all amounts have been satisfied except for the April 30, 2008 payment of approximately $3.9 million and approximately $0.1 million on the loan notes payable that were due October 31, 2007.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the potential impact of FIN 48 on its consolidated financial statements and has not identified any material uncertain tax positions requiring disclosure under this interpretation.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS 141(R). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the financial impact of SFAS 141(R) on our consolidated financial statements.

SILVERSTAR HOLDINGS LTD - 10-Q

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS 160. SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” or ARB 51, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). In addition, SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The provisions of SFAS 160 are effective for fiscal years beginning March 1, 2009. Earlier adoption is prohibited. We are currently assessing the financial impact of SFAS 160 on our consolidated financial statements.

NOTE 12. PRIVATE PLACEMENT

Pursuant to a purchase agreement, dated July 2, 2007, by and among the Company and certain accredited investors, the Company sold an aggregate of 6,206,891 shares (the “Shares”) of its common stock and warrants (the “Warrants”) to purchase up to 4,344,826 shares of its common stock at an exercise price of $2.10 per share, at a price per unit of $1.45.

The sale an issuance of the Shares and Warrants was structured to close in two closings. The first closing was completed on July 5, 2007, pursuant to which the Company sold and issued an aggregate of 2,057,495 Shares and Warrants to purchase up to an aggregate of 1,440,234 shares of its common stock. The second closing was completed on September 6, 2007, pursuant to which the Company sold and issued an aggregate of 4,149,396 shares of its common stock and Warrants to purchase up to 2,904,592 shares of its common stock at the second closing. Net proceeds received from the sale of the Shares and Warrants under this agreement totaled $7,915,264 which consisted of gross proceeds from the sale of stock and warrants of $8,995,995 less issuance costs of $1,084,731.

NOTE 13. SALE OF REAL PROPERTY

Empire Interactive (Europe), Ltd. owned a freehold commercial business premises at Unit 2, Kings Meadow, Olney Mead, Oxford OX2 0ES. The premises occupy 3,514 square feet and were vacant since November 2006. The sale of this property was finalized on November 30, 2007. The property was recorded on the balance sheet as a current asset at June 30, 2007 in accordance with SFAS 144. Net proceeds from the sale of this property were $646,973 and the gain recognized totaled $93,918.

NOTE 14.	SUBSEQUENT EVENTS

None

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

On December 4, 2006, we announced that we had achieved more than 90% acceptance of our offer to acquire the shares of Empire. Based on these acceptances, we announced a formal closing of the offer to Empire shareholders effective December 1, 2006. We paid consideration to the shareholders as follows: approximately $6.8 million paid at closing and an additional $5.5 million in loan notes which were paid in full during this quarter. Additionally, further contingent consideration of approximately $3.8 million based on Empire’s EBIDTA for the 12 months ended June 30, 2007 and this is due on April 30, 2008.

SILVERSTAR HOLDINGS LTD - 10-Q

Quarter Ended December 31, 2007 As Compared to Quarter Ended December 31, 2006

Revenues

Revenues increased $7.836 million to $10.797 million during the second quarter of fiscal 2008 as compared to $2,961 million in the comparable quarter of the previous year. This increase was primarily the result of the acquisition of Empire Interactive PLC during our last fiscal year. Of this increase $8.178 million is due to the Empire acquisition. Empire’s revenue included in the comparable quarter was for only one month and was $2.040 million as compared to $10.219 for this quarter. Empire’s revenue is derived primarily from sales of console games and PC games while Strategy First solely sells PC games.

Cost of Sales

The cost of sales was $4.218 million in the second quarter of fiscal 2008, or 39.1% of total revenues. For the comparable quarter of the previous year, cost of sales was $1.252 million or 42.3% of revenues. This increase was primarily the result of the inclusion of Empire’s cost of sales of $3.998 million for the full quarter as compared to $.968 for one month in the comparable quarter last year. Cost of goods sold consists primarily of the actual tangible costs of the product along with any labor and overhead costs.

Development and Royalties

Development and royalty costs decreased $.586 million for the second quarter of fiscal 2008 over the comparable quarter in the previous year. This was primarily due to a change in accounting policies which the Company implemented in the third quarter of 2007. After the acquisition of Empire the Company analyzed when technical feasibility of Empire’s products was reached under SFAS #86. Based on its analysis, the Company determined to it’s satisfaction that there is a clearly defined decision point early in development process where a product passes from concept to commercial feasibility. The Company therefore decided to capitalize software development costs after approval. As a result the Company expensed $693,268 in development costs in the comparable quarter last year which would have been capitalized had the new accounting policy been in place at that time. The development and royalty expense consists primarily of royalty expenses due to third party holders of intellectual property rights. Additionally it includes certain development costs which are not capitalized. These costs are primarily related to the oversight and quality control of development projects. These costs are primarily reflected in the Company’s payroll expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of fiscal 2008 were $4.194 million, or 38.8% of sales, as compared to $1.451 million, or 49.0% of sales, for the comparable quarter of the previous year. Of this variance $2.515 million was due to the inclusion of Empire for a full quarter versus one month in the comparable quarter last year. Empire’s SG&A consists mostly of administrative, marketing and sales staff primarily in the United Kingdom. Corporate overhead expenses increased $.296 million primarily as the result of increased non-cash compensation, and increased payroll expenses as we have added management level employees to oversee our significantly increased business.

Amortization and Depreciation

Amortization of software development costs and intangible assets in the second quarter of fiscal 2008 increased $2.650 million over the comparable quarter of the previous year due to the inclusion of $2.280 of amortization of intangible assets acquired in the Empire acquisition and $.959 million of Empire’s software development costs amortized in this period as opposed to $.631 million of amortization of intangibles and no amortization of software development costs in the comparable period last year. Depreciation expense was $38 thousand for the second quarter of fiscal 2008 and $25 thousand in the comparable quarter of the previous year, an increase of $22 thousand. This was due to including depreciation of Empire’s assets for a full quarter versus one month in the comparable quarter. Empire’s assets comprise primarily of computers and furniture and fixtures.

SILVERSTAR HOLDINGS LTD - 10-Q

Foreign Currency Gains (Losses)

Foreign currency gains or losses are the result of subsidiaries of the Company using different functional currencies and arise from fluctuations of the subsidiaries base currency against the US dollar. The functional currency of Empire interactive and Strategy First are the British pound and the Canadian dollar respectively. Gains (losses) from discontinued South African operations are the result of fluctuations of the South African Rand against the US dollar. Foreign currency losses during the second quarter of fiscal 2008 were $0.081 million and consisted of gains of $0.022 million related to the remaining assets from the sale of discontinued South African operations and losses of $ 0.104 million recognized by our operating subsidiaries. Foreign currency gains during the second quarter of fiscal 2007 were $0.357 million and consisted of gains of $0.263 million related to the remaining assets from the sale of discontinued South African operations and gains of $0.094 million recognized by our operating subsidiaries.

Amortization of Convertible Debt Discounts and Issuance Costs

Amortization of convertible debt discounts and issuance costs were $.124 million in the second quarter fiscal 2008 as compared with $.171 million during the comparable quarter in the previous year. These expenses relate to the issuance of our $5 million convertible debenture to DKR SoundShore Oasis in October 2005. The decrease of $48,000 is due primarily to the conversion of $3.6 million of debentures into approximately 2,150,000 shares of common stock.

Interest Income

Interest income of $76,000 was recorded for the second quarter of fiscal 2008 as compared to interest income of $159,000 for the comparable quarter of the previous year. The decrease of $83,000 is primarily the result of the Company’s lower average cash balances.

Interest Expense

Interest expense of $133,000 was recorded for the second quarter of fiscal 2008 as compared to $258,000 in the comparable quarter of the previous year. Interest expense decreased primarily as the result of lower interest charges on the convertible debenture security due to lower principal amounts outstanding.

Provision for Income Taxes

We are registered in Bermuda, where no income tax laws are applicable. Three of our subsidiaries are subject to US income taxes, three subsidiaries are subject to United Kingdom income taxes, one subsidiary is subject to Canadian income taxes and one is subject to South African income taxes. None of them has had significant taxable income and overall the Company has incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved with the exception of approximately $623,000 carried as a long-term asset that will be offset against future taxable earnings of Empire in the UK.

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

In May, 2007, the Company through an arbitration procedure with SARS reached an agreement whereby SARS agreed in principle to drop the larger of its two assessments. The Company conceded the principle of SARS second assessment. On August 31, 2007, the Company paid approximately $300,000 to SARS in regard to this assessment. The Company is vigorously disputing a further amount of approximately $770,000 and believes it has strong arguments in this regard based on among other factors, computational errors made by SARS in its assessment. Based on its payments to SARS, the Company has reduced its estimated liability to approximately $325,000. The Company believes its remaining liability to SARS is lower than this amount, however, in the event its arguments are unsuccessful, it may be forced to increase this liability.

SILVERSTAR HOLDINGS LTD - 10-Q

Net Loss

We have recognized a net loss of $1.514 million during second quarter fiscal 2008 compared to a net loss of $1.302 million during the same comparable quarter in the previous year. The operating loss for the three months ending December 31, 2007 was $1.345 million as compared to $1.386 million for the comparable period in the prior year which only included Empire’s results of operations for one month. The major component of this operating loss was amortization of acquired intangibles and software development costs of $3.281 million. There was non-cash stock compensation of $0.133 million as well as common shares issued for services of $0.024 million. Operating EBITDA Income (loss) was $2.140 million for the quarter ended December 31, 2007 and ($0.616) million for the three months ending December 31, 2006.

	Quarters Ended December 31,
	2007	2006
Operating EBITDA reconciliation:
Operating loss	($1,344,590)	($1,385,879)
Depreciation	47,173	24,948
Amortization of intangibles	2,322,596	630,827
Amortization of software development costs	958,526	—
Stock -based compensation	132,793	54,400
Shares issued for services	24,391	58,740
Operating EBITDA	$2,140,889	($616,964)
Operating EBITDA per share	$0.11	$0.07

Weighted average number of shares outstanding	19,771,824	9,431,657

See Note 4 to the financial statements for the amount of software development costs capitalized during the period.

SILVERSTAR HOLDINGS LTD - 10-Q

Six Months Ended December 31, 2007 As Compared to Six Months Ended December 31, 2006

Revenues

Revenues increased $11.436 million to $14.676 million during the first six months of fiscal 2008 as compared to $3.240 million in the comparable six months of the previous year. This increase was primarily the result of the acquisition of Empire Interactive PLC during our last fiscal year. Of this increase $11.544 million is due to the Empire acquisition. Empire’s revenue included in the comparable six months was for only one month and was $2.040 million as compared to $13.634 million for six months. Empire’s revenue is derived primarily from sales of console games and PC games while Strategy First solely sells PC games.

Cost of Sales

The cost of sales was $5.817 million for the first six months of fiscal 2008, or 39.6% of total revenues. For the comparable six months of the previous year, cost of sales was $1.372 million or 42.3% of revenues. This increase was primarily the result of the inclusion of Empire’s cost of sales of $4.470 million for the six months quarter as compared to $.968 million for one month in the comparable period last year. Cost of goods sold consists primarily of the actual tangible costs of the product along with any labor and overhead costs.

Development and Royalties

Development and royalty costs decreased $40,000 for the first six months of fiscal 2008 over the comparable period in the previous year. This was primarily due to a change in accounting policies which the Company implemented in the third quarter of 2007. After the acquisition of Empire the Company analyzed when technical feasibility of Empire’s products was reached under SFAS #86. Based on its analysis, the Company determined to it’s satisfaction that there is a clearly defined decision point early in development process where a product passes from concept to commercial feasibility. The Company therefore decided to capitalize software development costs after approval. As a result the Company expensed $693,268 in development costs in the comparable period last year which would have been capitalized had the new accounting policy been in place at that time. The development and royalty expense consists primarily of royalty expenses due to third party holders of intellectual property rights. Additionally it includes certain development costs which are not capitalized. These costs are primarily related to the oversight and quality control of development projects. These costs are primarily reflected in the Company’s payroll expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first six months of fiscal 2008 were $7.152 million, or 48.7% of sales, as compared to $2.065 million, or 63.7% of sales, for the comparable period of the previous year. Of this variance $4.634 million was due to the inclusion of Empire for six months versus one month in the comparable period last year. Empire’s SG&A consists mostly of administrative, marketing and sales staff primarily in the United Kingdom. Corporate overhead expenses increased $.514 million primarily as the result of increased non-cash compensation, and increased payroll expenses as we have added management level employees to oversee our significantly increased business.

Amortization and Depreciation

Amortization of software development costs and intangible assets in the first six months quarter of fiscal 2008 increased $5.310 million over the comparable period of the previous year due to the inclusion of $4.350 million of amortization of intangible assets acquired in the Empire acquisition and $1.549 million of Empire’s software development costs amortized in this period as opposed to $.631 million of amortization of intangibles and no amortization of software development costs in the comparable period last year. Depreciation expense was $91,000 for the first six months of fiscal 2008 and $33,000 in the comparable period of the previous year, an increase of $58,000. This was due to including depreciation of Empire’s assets for a full quarter versus one month in the comparable quarter. Empire’s assets comprise primarily of computers and furniture and fixtures.

Foreign Currency Gains (Losses)

Foreign currency gains or losses are the result of subsidiaries of the Company using different functional currencies and arise from fluctuations of the subsidiaries base currency against the US dollar. The functional currency of Empire interactive and Strategy First are the British pound and the Canadian dollar respectively. Gains (losses) from discontinued South African operations are the result of fluctuations of the South African Rand against the US dollar. Foreign currency gains during the six months ending December 31, 2007 were $0.053 million and consisted of gains of $0.067 million related to the remaining assets from the sale of discontinued South African operations and losses of $ 0.014 million recognized by our operating subsidiaries. Foreign currency gains during the six months ending December 31, 2007 were $0.095 million and consisted of gains of $0.010 million related to the remaining assets from the sale of discontinued South African operations and gains of $ 0.085 million recognized by our operating subsidiaries.

SILVERSTAR HOLDINGS LTD - 10-Q

Amortization of Convertible Debt Discounts and Issuance Costs

Amortization of convertible debt discounts and issuance costs were $.555 million in the first six months of fiscal 2008 as compared with $.331 million during the comparable period in the previous year. These expenses relate to the issuance of our $5 million convertible debenture to DKR SoundShore Oasis in October 2005. The increase of $.224 million is due primarily to the accelerated amortization upon the conversion of $3.6 million of debentures in to approximately 2,150,000 shares of common stock.

Interest Income

Interest income of $146 thousand was recorded for the first six months of fiscal 2008 as compared to interest income of $314 thousand for the comparable six months of the previous year. The decrease of $168 thousand is primarily the result of the Company’s average lower cash balances.

Interest Expense

Interest expense of $.301 million was recorded for the first six months of fiscal 2008 as compared to $.361 million in the comparable six months of the previous year. Interest expense decreased primarily as the result of lower interest charges on the convertible debenture security due to lower principal amounts outstanding.

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

In May, 2007, the Company through an arbitration procedure with SARS reached an agreement whereby SARS agreed in principle to drop the larger of its two assessments. The Company conceded the principle of SARS second assessment. On August 31, 2007, the Company paid approximately $300,000 to SARS in regard to this assessment. The Company is vigorously disputing a further amount of approximately $770,000 and believes it has strong arguments in this regard based on among other factors, computational errors made by SARS in its assessment. Based on its payments to SARS, the Company has reduced its estimated liability to approximately $325,000. The Company believes its remaining liability to SARS is lower than this amount, however, in the event its arguments are unsuccessful, it may be forced to increase this liability.

Net Loss

We have recognized a net loss of $5.961 million during the first two quarters of fiscal 2008 compared to a net loss of $2.243 million during the comparable period in the previous year. Net operating loss for the six months ending December 31, 2007 was $5.382 million as compared to $1.959 million for the comparable period in the prior year which only included Empire’s results of operations for one month. The major component of this operating loss was amortization of acquired intangibles and software development costs of $5.983 million. There was non-cash stock compensation $0.234 million as well as common shares issued for services of $0.024 million. Operating EBITDA Income (loss) was $.950 million for the six months ended December 31, 2007 and ($1.117) million for the six months ending December 31, 2006.

SILVERSTAR HOLDINGS LTD - 10-Q

	Quarters Ended December 31
	2007	2006
Operating EBITDA reconciliation:
Operating loss	($5,382,025)	($1,958,789)
Depreciation	90,827	32,678
Amortization of intangibles	4,434,262	673,188
Amortization of software development costs	1,548,632	—
Stock-based compensation	234,631	77,585
Shares issued for services	24,391	58,740
Operating EBITDA	$950,718	($1,116,598)
Operating EBITDA per share	$0.06	($0.12)

Weighted average number of shares outstanding	16,931,654	9,290,346

See Note 4 to the financial statements for the amount of software development costs capitalized during the period.

Financial Condition, Liquidity and Capital Resources

Cash decreased by approximately $.730 million from $4.757 million at June 30, 2007 to $4.027 million at December 31, 2007 as a result of paying down short term liabilities.

The cash balances are being held for acquisitions and working capital purposes. Included in this amount is $1.519 million which is classified as restricted cash. This amount relates to cash used to secure borrowings of our subsidiary, Strategy First, as well as money retained in South Africa to satisfy any potential liability that may result from our tax dispute with the South African Revenue Service.

Working capital deficit decreased by $6.885 million from a deficit $12.700 million at June 30, 2007 to a deficit of $5.814 million at December 31, 2007. This decrease is primarily due to the result of net proceeds from a closing of a financing of approximately $8.000 million as well as repayment of a portion of notes payable to former Empire shareholders.

At December 31, 2007 we had net borrowings of $2.172 million which consisted of advances against the two lines of credit one secured by the Company’s cash the other secured by substantially all of Empires assets. Additionally, we have $1.400 million face amount outstanding in our convertible debenture issued to DKR SoundShore Oasis. The carrying value of this debenture at December 31, 2007 net of unamortized warrants and stock conversion features is approximately $1.347 million. We currently pay monthly interest on this amount at a rate of prime plus 1.5%. However, there is an offset of this interest based on share price. During December 2007 the nominal interest rate was approximately 8.25%. The Company also had seller note obligations of approximately $3.9 million at December 31, 2007.

Historically, the Company has met its cash flow requirements through the sale of debt or equity securities, the sale of assets, or through operating cash flow. However, there is no guarantee that the Company will be successful in meeting its cash flow requirements going forward. In order to meet its current short term deficiency, the Company’s plans are as follows:

•

Raise additional capital through the exercise of existing warrants and the sale of equity or debt securities. The Company currently has approximately 4.65 million warrants outstanding with exercise prices ranging from $1.55 to $2.50. The Company has a continuing relationship with an investment banking firm to assist it should it decide to raise additional capital in the future. During the last three months approximately 892,178 of options and warrants were exercised totaling $1,462,402.

•

Generate significant short term operating earnings and cash flow primarily through its Empire. Empire’s title release schedule for the next 12 months includes several multi-platform games most notably Hello Kitty and PipeMania. The Company anticipates that the launch of these games, along with Empire’s ongoing business will generate operating profits and cash flow in the short term. Empire continues to explore US distribution agreements with major entertainment publishers which would provide significant short term cash flow to the Company.

•

The Company has approximately $787,000 of restricted cash set aside to match its current South African tax assessment. The Company believes that it has strong arguments to set aside this assessment. If this assessment is set aside, this cash would be available for operations.

SILVERSTAR HOLDINGS LTD - 10-Q

The Company believes that these actions and others to be taken by it will provide the opportunity for it to meet its short term deficiency, improve liquidity and achieve positive cash flow. However, there can be no assurance that any of these events will occur.

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

Development Costs

Under SFAS No. 86 software development cost should be capitalized once technical feasibility is achieved. In the case of Empire this would be when the product is commercially viable (“commercial feasibility). The Company has determined to its satisfaction that there is a clearly defined decision point quite early in development where a product passes from concept to commercial feasibility. This decision point is either reached with the consent of outside parties such as Sony or Microsoft or through an internal process where management decides to move forward with a product’s development once a game concept has been approved. To date, there has been no material instance where concept approval has been given and a game has not become a commercial product. The Company has, therefore, decided to capitalize software development costs after concept approval.

At December 31, 2006 the Company was performing an analysis to determine when technical feasibility is achieved. December 2006 software development costs of $693,268 were expensed during the quarter ended December 31, 2006. Upon completion of the analysis during the quarter ended March 31, 2007, the Company capitalized these December 2006 software development costs.

The table sets forth below the effect on the quarterly earnings had the Company capitalized its software development costs starting on December 1, 2006.

	Six Months	Quarter	Quarter
	Ended	Ended	Ended
	12/31/2006	12/31/2006	9/30/2006
Net loss as reported	($2,243,109)	($1,301,671)	($941,438)
Effect of change in estimate	693,268	693,268	0
Net loss assuming capitalization starting December 1, 2006	($1,549,841)	($608,403)	($941,438)
Loss per share as reported:
Basic and diluted	($0.24)	($0.14)	($0.10)
Basic and diluted	($0.17)	($0.06)	($0.10)

SILVERSTAR HOLDINGS LTD - 10-Q

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

The Company reviews goodwill annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 142, goodwill and other intangible assets. The Company performed its annual impairment test of goodwill as of June 30, 2007 and determined that goodwill was not impaired. While the Company believes that no impairment existed as of December 31, 2007, there can be no assurances that future economic or financial developments might not lead to an impairment of goodwill.

Intangible Assets

Intangible assets include software game titles. Intangible assets, excluding goodwill and Empire game titles are stated on the basis of cost and are amortized on a straight-line basis over estimated lives of three to ten years. Empire game titles are amortized over a five-year period based on weighted average expected sales from the date the title is launched. For titles that have not yet been launched as of December 31, 2007 a launch date was estimated to project future amortization Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise. Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets. Should these cash flows not equal or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required.

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

Interest Rate Risk

At December 31, 2007, our cash resources earned interest at variable rates. Accordingly, the Company’s return on these funds is affected by fluctuations in interest rates. The Company also has significant debt that is tied to interest rates and, therefore, any increase in interest rates will have a negative effect on the Company’s interest payments. At December 31, 2007, the Company had a convertible note outstanding amounting to $1,400,000. The interest on the convertible note is based on a floating rate equal to prime plus 1.5%. A hypothetical 100 basis point change in interest rates would result in an approximately $14,000 change in annual interest expense.

Approximately $2.2 million of our debt accrues interest at rates that vary with changes in the US and UK prime rates. We estimate that, at our current level of debt, for each 1% increase in the average annual prime interest rate, our annual interest expense would increase by approximately $22,000.

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

The Company currently does not hedge its South African Rand exposure. At December 31, 2007, we had assets denominated in South African Rand of R 17.4 million ($2.5 million).

SILVERSTAR HOLDINGS LTD - 10-Q

ITEM 4.       CONTROLS AND PROCEDURES

At the end of the period covered by this report, the Company carried out an evaluation, with the participation of management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the Company’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In May, 2007, the Company through an arbitration procedure with SARS reached an agreement whereby SARS agreed in principle to drop the larger of its two assessments. The Company conceded the principle of SARS second assessment. On August 31, 2007, the Company paid approximately $300,000 to SARS in regard to this assessment. The Company is vigorously disputing a further amount of approximately $770,000 and believes it has strong arguments in this regard based on among other factors, computational errors made by SARS in its assessment. Based on its payments to SARS, the Company has reduced its estimated liability to approximately $325,000. The Company believes its remaining liability to SARS is lower than this amount, however, in the event its arguments are unsuccessful, it may be forced to increase this liability.

In January 2006, we brought an action against JoWood Software Productions AG seeking damages in the amount of approximately $850,000 for expenses incurred in connection with our unsuccessful acquisition of shares of JoWood. On October 4, 2008 the Vienna Municipal Court dismissed the Company’s claims against Jowood. The Company has decided not to file an appeal in this matter.

In August 2007, Empire was served with a lawsuit brought by a former distributor in Portugal. The lawsuit claims that Empire had no right to utilize other distributors in Portugal and seeks 630,000 euros (approximately $919,989 based on the December 31, 2007 foreign exchange rate of $1.4603 US dollars to one Euro) in damages. Empire believes this claim has no merit as its distribution agreements are tailored for individual products only and do not give blanket distribution rights to outside distributors. Empire intends to defend itself vigorously.

ITEM 1A. RISK FACTORS

There have been no material changes in the risks facing the Company as described in the Company’s Form 10-K for the year ended June 30, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

SILVERSTAR HOLDINGS LTD - 10-Q

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SILVERSTAR HOLDINGS LTD - 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date: February 14, 2008

SILVERSTAR HOLDINGS, LTD.

               / s/ Clive Kabatznik

                  Clive Kabatznik

            Chief Executive Officer

              /s/ Lawrence Litowitz

                Lawrence Litowitz

              Chief Financial Officer