Form 10-Q
period 2008-03-31
SILVERSTAR HOLDINGS LTD
filed 2008-05-15
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller a smaller reporting company

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Title of Class	Shares Outstanding on May 7, 2008
Class A Common Stock	19,914,417

SILVERSTAR HOLDINGS, LTD.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2008

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2008	June 30, 2007
Current Assets:	(Unaudited)
Cash and cash equivalents, includes restricted cash of $756,370 and $590,990, respectively	$7,408,235	$3,693,149
Cash restricted for foreign tax estimated liability	658,373	1,064,040
Accounts receivable, net	2,240,510	6,908,846
Inventories, net	808,022	900,128
Current portion of long-term notes receivable	294,147	256,982
Prepaid expenses and other current assets	430,376	669,730
Assets available for sale	-	505,650
Total current assets	$11,839,663	$13,998,525
Property, plant and equipment, net	526,085	488,031
Software development costs, net	7,832,701	5,183,033
Investments in non-marketable securities	1,131,066	1,143,566
Long-term notes receivable	-	214,222
Goodwill, net	921,440	890,038
Intangible assets, net	15,588,953	20,611,189
Deferred tax asset	622,471	625,217
Deferred charges and other assets	1,047,021	631,843
Total assets	$39,509,400	$43,785,664
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Lines of credit	$2,203,292	$2,875,472
Notes payable – acquisition	2,665	5,475,179
Earn out notes payable - acquisition	3,953,887	3,847,426
Accounts payable	3,519,416	6,959,835
Accrued royalty expense	1,655,577	2,937,887
Accrued expenses	2,281,038	3,355,852
Deposit on July 2007 private placement	-	630,403
Estimated liability for foreign tax	271,685	616,458
Total current liabilities	13,887,560	26,698,512

Convertible secured debentures	7,246,238	4,790,779
Other long-term liabilities	419,024	412,363
Total Liabilities	$21,552,822	$31,901,654
Commitments, contingencies and other matters
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, Class A, $.01 par value, 50,000,000 shares authorized; 19,806,177, 1,496,700 shares in treasury and 9,621,891 shares issued and outstanding, respectively	198,061	96,218
Common stock, Class B, $.01 par value; 2,000,000 shares authorized; 0 shares and 835,260 shares issued and outstanding, respectively	-	8,353
Common stock, FSAH Class B $.001 par value; 10,000,000 shares authorized;0 and 2,671,087 shares issued and outstanding, respectively	-	600
Additional paid-in capital	82,720,580	67,843,919
Accumulated deficit	(65,525,174)	(56,796,978)
Accumulated comprehensive income	563,111	731,898
Total stockholders’ equity	17,956,578	11,884,010
Total liabilities and stockholders’ equity	$39,509,400	$43,785,664

See notes to condensed consolidated financial statements

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Net Revenues	$5,861,240	$4,603,017
Operating expenses:
Cost of sales	2,370,810	1,782,905
Development costs and royalties	327,017	399,609
Selling, general and administrative	3,147,412	2,689,716
Amortization of software development costs	1,246.772	53,617
Amortization of acquired intangibles	1,054,426	1,929,917
Depreciation	50,238	62,458
	8,196,675	6,918,222
Operating loss	(2,335,435)	(2.315,205)

Other income (expense)	2	(426)
Foreign currency loss	(280,448)	(88,212)
Amortization of convertible debt discounts and issuance costs	(63,073)	(172,990)
Interest expense	(129,100)	(254,155)
Interest income	41,487	89,697
Loss before income taxes	(2,766,567)	(2,741,291)
Provision for income taxes	(821)	(9,737)
Net Loss	($2,767,388)	($2,751,028)

Loss per share:
Basic and diluted	($.14)	($.27)

Weighted average common stock outstanding:
Basic and diluted	19,806,117	10,119,834

See notes to condensed consolidated financial statements

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended March 31,
	2008	2007
Net Revenues	$20,536,813	$7,842,551
Operating Expenses:
Cost of sales	8,187,392	3,154,475
Development costs and royalties	1,342,124	1,455,325
Selling, general and administrative	10,299,600	4,754,887
Amortization of software development costs	2,795,404	53,617
Amortization of acquired intangibles	5,488,688	2,603,105
Depreciation	141,065	95,136
	28,254,273	12,116,545

Operating loss	(7,717,460)	(4,273,994)

Other income (expense)	(12,393)	(434)
Foreign currency (losses) gains	(227,420)	7,143
Gain on sale of fixed assets	90,348	-
Amortization of convertible debt discounts and issuance costs	(617,989)	(503,522)
Interest expense	(430,562)	(614,878)
Interest income	187,092	404,645
Loss before income taxes	(8,728,384)	(4,981,040
Benefit (provision) for income taxes	185	(13,907)
Net loss	($8,728,199)	($4,994,137)

Loss per share:
Basic and diluted	($.49)	($.52)
Weighted average common stock outstanding:
Basic and diluted	17,889,808	9,566,842

See notes to condensed consolidated financial statements

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Nine Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	($8,728,199)	($4,994,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,043,146	3,255,380
Loss on disposal of marketable securities	12,500	-
(Gain) loss on disposal of fixed assets	(90,348)	10,195
Stock-based compensation	346,492	196,824
Stock issued for services	45,067	308,740
Bad debt expense (recovery)	(40,237)	80,801
Unrealized foreign currency (gains) losses	11,863	(19,215)
Accrued interest income on notes receivable	(19.042)	(20,782)
Changes in operating assets and liabilities, net (see note 6)	(6,966,640)	(119,006)
Decrease in estimated liability for foreign tax	(291,829)	-
Increase (decrease) in other assets	77,789	(14,675)
Increase in other liabilities	-	173,025
Net cash used in operating activities	($6,599,438)	($1,142,850)

Cash flows from investing activities:
Cash paid for acquisition of Empire	-	(8,072,070)
Proceeds from sale of fixed assets	660,896	11,008
Purchase of intangible assets	(435,465)	-
Purchase of fixed assets	(195,307)	(80,503)
Proceeds from repayment of long-term note receivable	137,619	151,662
Decrease in cash restricted for foreign tax estimated liability	281,762	-
Net cash provided by (used in) investing activities	$449,505	($7,989,903)

Cash flows from financing activities:
Short term borrowings (repayments), net	(6,009,228)	(66,302)
Net proceeds from convertible debenture less capitalized costs of $936,024 and $270,286	6,563,976	1,129,714
Proceeds from exercise of warrants	1,397,937	-
Proceeds from private placement sales of common stock, net of offering costs of $1,089,726 and $0	7,910,269	650,000
Proceeds from the exercise of stock options	170,850	56,472
Purchase of treasury stock	-	(25,424)
Net cash provided by financing activities	10,033,804	$1,744,460

Effect of exchange rates on cash	(168,785)	345,276
Net increase (decrease) in cash and cash equivalents	3,715,086	(7,043,017)
Cash and cash equivalents, beginning of period	3,693,149	9,075,259
Cash and cash equivalents, end of period	$7,408,235	$2,032,242
Supplemental cash flow information:
Cash paid for interest	$521,650	$550,560
Cash paid for income taxes	$800	$10,025

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

Historically, we have met our cash flow requirements through the sale of debt or equity securities, the sale of assets, or through operating cash flow. However, there is no guarantee that we will be successful in meeting our cash flow requirements going forward. We anticipate meeting our cash flow requirements through one or a combination of the following:

•

Generate significant short term operating earnings and cash flow primarily through our Empire subsidiary. Empire’s title release schedule for the next 12 months includes several multi-platform games most notably Hello Kitty and PipeMania. We anticipate that the launch of these games, along with Empire’s ongoing business will generate operating profits and cash flow in the short term. Empire continues to explore US distribution agreements with major entertainment publishers which would provide significant short term cash flow to us.

•

Raise additional capital through the exercise of existing warrants and the sale of equity or debt securities. The Company currently has approximately 7.78 million warrants outstanding with exercise prices ranging from $1.50 to $2.50. The company has a continuing relationship with an investment banking firm to assist it should it decide to raise additional capital in the future.

•

Raise additional capital through the sale of certain intellectual property. The company has had preliminary discussions with a third party to sell certain of its intellectual property and would entertain the sale of such intellectual property should the sales price justify a transaction.

•

The Company has approximately $658,000 of restricted cash set aside to match our current South African tax assessment. We believe that we have strong arguments to set aside this assessment. If this assessment is set aside, this cash would be available for operations.

The Company believes that these actions and others to be taken by us will improve liquidity and achieve positive cash flow. However, there can be no assurance that any of these events will occur.

NOTE 3.	BASIS OF PREPARATION

The unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries in which it has a majority voting interest. Investments in affiliates are accounted for under the equity or cost method of accounting. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position of the Company as of March 31, 2008 and the results of operations and cash flows for the interim periods of the fiscal year ending June 30, 2008 (“fiscal 2008”) and the fiscal year ended June 30, 2007 (“fiscal 2007”) presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2007.

Net Income or Loss Per Share

Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock reflecting the dilutive effect of stock options, warrants, convertible debentures and shares to be issued in connection with prior acquisitions. Dilutive potential common shares, stock options, warrants and convertible debentures for all periods presented are computed utilizing the treasury stock method. The dilutive effect of shares to be issued in connection with the obligations related to prior acquisitions is computed using the average market price for the quarter. The total number of shares that could potentially dilute earnings per share, but which were not included in the calculations of diluted earnings per share because to do so would have been anti-dilutive, was 20,194,451 and 18,706,909 for the three months ended March 31, 2008 and 2007 respectively and 11,063,832 and 10,352,983 for the nine months ended March 31, 2008 and 207, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and all highly liquid investments with original maturities of three months or less. The vast majority of the Company’s cash balances are held in liquid accounts at two highly rated financial institutions. While these deposits are not insured, the quality of such financial institutions is such that the risks of loss on these funds are minimal. Restricted cash balances at March 31, 2008 totaled $756,370 which is used as collateral on the Company’s line of credit.

Software Development Cost

Historically, Empire has incurred significant software development expenses in connection with the production of its products. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 86 an analysis must be conducted to determine when commercial feasibility of a product is reached. Once commercial feasibility of a product is reached, development expenses should start to be capitalized and then the amortization process begins. There is no consensus in the interactive entertainment software industry with respect to commercial feasibility of a product. Empire’s management took the position that commercial feasibility was reached toward the end of the development process and not, as some other companies do, at the beginning of the process. As a result, Empire had not capitalized any development costs with respect to its products. As previously disclosed, the Company undertook an evaluation and analysis of the appropriateness of this position. This analysis was completed during the quarter ending March 31, 2007. Based on this evaluation and analysis, the Company determined that there is a clearly defined decision point early in the development process where a product evolves from concept to commercial feasibility. This decision point is either reached with the consent of third parities or through an internal process where management decides to move forward with a product’s development once a game concept has been approved. The Company also concluded those instances in which concept approval had been given and a game did not become a commercial product did not have a material adverse effect on the Company. As a result, the Company now capitalizes research and development expenses after concept approval.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” This standard replaced SFAS No. 123, “Accounting for Stock-Based Compensation”

and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The standard requires companies to recognize all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values on the grant date and is effective for annual periods beginning after June 15, 2005. In accordance with the revised statement, the Company recognizes the expenses attributable to stock options granted or vested subsequent to July 1, 2005. During the nine month periods ended March 31, 2008 and 2007 the Company recognized expenses of $346,492 and $196,824 respectively, for employee stock options and restricted shares that vested. Based on existing unvested option agreements the Company anticipates an additional expense of approximately $62,908 in fiscal 2008 which could increase if additional options are granted during the fiscal year. As of March 31, 2008, $582,929 of total unrecognized compensation costs related to non-vested options is scheduled to be recognized over a weighted average period of 2.38 years. The Company’s options and warrants outstanding and exercisable as of March 31, 2008 had no intrinsic value.

The weighted average grant date fair value of options granted during the nine months ended March 31, 2008 and March 31, 2007 and the significant assumptions used in determining the underlying fair value of each option grant on the date of the grant utilizing the Black Scholes option pricing model are noted in the following table. Expected volatility is based on historical volatility data of the Company’s stock. As a result of the acquisition of Empire which significantly changed the size and complexity of the Company, the volatility of options granted after March 31, 2007 were computed using the average volatility of competitor companies in the entertainment software industry. Historical stock prices would not be indicative of their future prices, since the Company itself is so different from what it was historically. SFAS 123(R) requires the use of expected volatility in the calculation of the compensation expense of a stock option. While it allows the use of historical volatility in calculating expected volatility, it does not require the use of historical volatility and encourages the use of other factors. The expected term of stock options granted is based on historical data and represents the period of time that stock options are expected to be outstanding. The risk-free rate of the stock options is based on the United States Treasury rate in effect at the time of grant.

	2008	2007
Weighted average grant-date fair value of options granted	$.63	$.71
Assumptions:
Risk free interest rate	1.71-5.08%	4.65-4.82%
Expected life	3-4 years	2-5 years
Expected volatility	40-42%	48-111%
Expected dividend yield	0%	0%

	Share Options Outstanding	Weighted Average Exercise
Outstanding, beginning of year	1,510,000	1.72
Granted	885,000	1.87
Exercised	(122,500)	1.39
Terminated	(21,666)	1.69
Forfeited	(20,000)	.16
Outstanding March 31, 2008	2,230,834	1.81

NOTE 4.	SOFTWARE DEVELOPMENT COSTS

As of March 31, 2008 and June 30, 2007, net capitalized software development costs totaled $7,832,701 and $5,183,033, respectively. Total costs capitalized during the nine and three months ended March 31, 2008 were $5,477,619 and $2,397,696, respectively. Accumulated amortization at March 31, 2008 and June 30, 2007 totaled $3,114,740 and $341,260, respectively. Capitalized software development costs are amortized over a five-year period based on weighted average expected sales from the date the title is launched.

NOTE 5.	INTANGIBLE ASSETS

The components of amortizable intangible assets as of March 31, 2008 and June 30, 2007 are as follows:

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Game titles – Strategy First	10 years	1,693,256	472.829	1,220,427
Game titles – Empire	5 years	23,195,112	8,826,586	14,368,526
Balance on March 31, 2008		$24,888,368	($9,299,415)	$15,588,953

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Game titles – Strategy First	10 years	1,635,552	(334,032)	1,301,520
Game titles – Empire	5 years	23,437,099	(4,127,430)	19,309,669
Balance on June 30, 2007		$25,072,651	($4,461,462)	$20,611,189

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually.

Game titles acquired as part of the acquisition of Strategy First are amortized using the straight-line method over a ten-year period. The game titles of Empire are amortized over a five-year period based on weighted average expected sales from the date the title is launched. For titles that have not been launched as of March 31, 2008 a launch date was estimated to project future amortization. No launch date was estimated for game titles with a cost basis of $ 8,233,927 at March 31, 2008. The Company is evaluating whether the future development costs for new versions of these titles warrant the expenditure. In the event that these titles are not developed into new products these franchises may be sold or discontinued. The Company has received an indication of interest for the sale of the largest of these titles which approximates its carrying cost. However, in the event that these titles are discontinued or their sales price is below their current cost basis the Company may be forced to reduce the carrying costs of these assets. If the Company decides to sell these assets the titles will be reclassified on the balance sheet as a current asset in accordance with SFAS 144.

Amortization expense for intangible assets for the three and nine month periods ended March 31, 2008 were $1,054,426 and $5,488,688, respectively. Amortization expense for intangible assets for the three and nine month periods ended March 31, 2007 were $1,929,917 and $2,603,105 respectively. Estimated amortization expense for the rest of fiscal 2008 and for the succeeding five fiscal years is as follows:

2008	$1.077,023
2009	2,946,287
2010	1,529,150
2011	838,694
2012	419,268
2013	208,801
Thereafter	335,733
Other	8,233,997
$15,558,953

NOTE 6.	CASH FLOWS

	Nine Months Ended March 31,
Changes in operating assets and liabilities consist of the following:	2008	2007
Decrease in accounts receivable	$4,755,500	$412,338
Decrease in inventories	93,050	217,043

(Increase) decrease in prepaid expenses and current assets	239,537	(202,085)
Software development costs capitalized	(5,477,619)	(2,575,675)
Increase (decrease) in accounts payable	(3,474,507)	1,097,961
Decrease in refundable deposits	(630,403)	-
Increase (decrease) in accrued expenses	(2,472,202)	931,412
	($6,966,640)	($119,006)
Non-cash investing and financing activities were as follows: Issuance of shares of common stock for debt repayment	$3,600,000	-
Beneficial conversion feature of convertible debt	$621,480	-
Fair value of warrants for convertible debt	$996,480	-
Issuance of shares of common stock for payment of acquisition expenses	-	$723,000
Issuance of notes payable to former Empire shareholders	-	$5,208,052
Con Issuance of earn out notes payable – acquisition	-	$12,051,061

NOTE 7	ACQUISITION

Empire Interactive

On December 4, 2006, the Company announced that it had achieved more than 90% acceptance of its offer to acquire the shares of Empire. Based on these acceptances, the Company announced a formal closing of the offer to Empire shareholders and took control effective December 1, 2006.

The offer provided for either a cash payment of approximately $.13 per share (£.07 p), or an earn-out alternative, where the initial payment was approximately $.09 per share (£.049 p), with a further $.094 per share (£.05 p) in loan notes payable in October 2007. Additionally, there is an earn-out payable in April 2008. The earn-out was based on a formula of Empire’s EBITDA (as defined) for the fiscal year ended June 30, 2007. The earn out has been calculated and the Company’s March 31, 2008 balance sheet includes a liability of approximately $3.95 million (£1.98 million) based on the March 31, 2008 foreign exchange rate of $1.9951 US dollars to the British pound.

The aggregate purchase price for Empire’s stock was approximately $17.98 million (£9.22 million) (after adjusting for the actual earn out payable) based on the December 1, 2006 foreign exchange rate of 1.9508 US dollar to the UK pound of which amount approximately $5.2 million are loan notes which matured October 31, 2007 (of which all but $3 thousand had been repaid as of March 31, 2008) and $3.8 million are loan notes payable in April 2008 (of which $.00 had been repaid as of March 31, 2007). $.7 million of the acquisition expenses were paid by the issuance of 406,180 shares of Silverstar’s Class A common stock. Of this amount 350,000 shares were issued to a consultant to the Company as a finder’s fee for the transaction pursuant to his consulting contract. The consultant was subsequently appointed Chairman of the Board of Empire. Of the remaining $8.3 million of the purchase price approximately $7.9 million has been paid by utilizing the Company’s internal cash resources. The remaining $.4 million has been accrued as a short-term liability.

The purchase price was allocated on the basis of the estimated fair values of the assets acquired and liabilities assumed.

The fair value of the assets acquired and liabilities assumed exceeded the purchase price and, therefore, the excess was allocated as a pro-rata reduction of non-current assets, specifically intangible assets. The acquisition was accounted for as a purchase. The intangible assets identified in connection with the acquisition were recorded and are being amortized in accordance with the provisions of SFAS No. 141 and 142. Details of the purchase price are as follows:

Net assets acquired:
Current assets	$3,226,228
Fixed assets	898,804
Intangible assets	23,238,073
Other assets	608,650
Total assets	27,971,755
Total liabilities	(9,987,976)
Purchase price	$17,983,779

The following unaudited proforma summary presents consolidated financial information as if the acquisition of Empire had occurred effective July 1, 2006. The proforma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the consolidated entities.

Nine Months Ended March 31, 2007
Net revenues	$18,276,963
Net loss	($6,746,019)
Loss per share:
Basic and diluted	($.71)

NOTE 8.	DEBT

Lines of Credit

In June 2002, the Company obtained a secured line of credit facility for borrowings up to $1.0 million, which is fully secured by cash balances held in the Company’s account. This liability is due on demand and has a floating interest rate that is based on the prime rate minus 1.75%. On March 31, 2008, the prime rate was 5.25%. The balance outstanding under this line of credit at March 31, 2008 and June 30, 2007 was $756,370 and $590,990 respectively.

Empire has a line of credit secured by its receivables, inventory, and intangible assets. As of March 31, 2008 and June 30, 2007 the amount outstanding under this facility was $1,446,922 (£725,238) and $2,284,482 (£1,140,018), respectively. The line of credit accrues interest at an annual rate of 8.25%.

Notes Payable

On March 31, 2008 the Company owed $2,665 in notes payable to former shareholders of Empire pursuant to the offer made for the acquisition of Empire. The Company owed $5,475,179 on these notes at June 30, 2007. This amount included accrued interest at 4% per annum and was payable on October 31, 2007. All note holders who have tendered their notes have been paid in full.

The Company owed $3,953,887 as of March 31, 2008 as earn out consideration based on Empire’s EBITDA for the fiscal year ended June 30, 2007 and is payable on April 30, 2008. The balance on these notes at June 30, 2007 was $3,847,426. Interest accrued at 4% per annum beginning November 1, 2007.

The Company paid off approximately $2,800,000 of this debt in April 2008.

NOTE 9.	CONVERTIBLE SECURED DEBENTURES

On October 31, 2005, the Company issued to DKR SoundShore Oasis Holding Fund Ltd. (the “Purchaser”) a $5,000,000 principal amount Variable Rate Secured Convertible Debenture due October 31, 2008 (the “2005 Debenture”) and a five year warrant to purchase 791,139 shares of the Company’s common stock at an exercise price of $1.896 per share (the “Warrant”).

In May 2006, the Company repaid $1,400,000 of the outstanding principal balance along with an early payment penalty of approximately $210,000. During the nine months ended March 31, 2007, the Purchaser converted the remaining $3,600,000 outstanding principal amount of the 2005 Debenture for 2,164,899 shares of Class A common stock. The Company paid monthly interest on the outstanding principal amount of the 2006 Debenture at a rate per annum equal to the prime rate for the applicable interest period plus 1.5%.

On October 19, 2006, the Company issued to the Purchaser another Variable Rate Secured Convertible Debenture in the principal amount of $1,400,000 due October 31, 2008 (the “2006 Debenture”). The 2006 Debenture is convertible at the option of the Purchaser, into shares of common stock at a conversion price of $1.738 per share.

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

The Company’s obligations under the 2006 Debenture are secured by a lien on certain assets of the Company in favor of the Purchaser, and guaranteed by certain subsidiaries of the Company. In addition, the obligations of the Company under the 2006 Debenture are personally guaranteed by Mr. George Karfunkel. Mr. Karfunkel is compensated in the amount of 5% of the current principal outstanding amount of the 2006 Debenture per annum.

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

On March 19, 2008, the Company issued to accredited investors 9% Secured Convertible Debentures in the aggregate principal amount of $7,500,000 due March 19, 2012 and warrants to purchase an aggregate of 3,124,999 shares of the Company's common stock, par value $.01 per share at an exercise price of $1.50 per share. The term of the warrants is five years.

The Debentures are convertible at any time, at the option of the purchasers, into shares of Common Stock at a conversion price of $1.2026 per share. However, if after the date that a registration statement covering the resale of the shares issuable upon conversion of the Debentures is effective, the average daily volume weighted average price of the Common Stock for 30 consecutive trading days exceeds $2.40, the Company may require the purchasers to convert all or part of their outstanding Debentures.

The value of the warrants and the conversion feature of the debentures using the using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate of 2.36%, dividend yields of 0% and a volatility factor of the expected market price of the Company’s common stock of 43.21% which resulted in the warrants being valued at $996,480 and the conversion feature being valued at $621,480. The warrants and the conversion feature are both being amortized using the straight line method over the term of the Debenture.

The Company’s obligations under the 2008 Debenture are secured by a lien on certain assets of the Company in favor of the Purchaser, and guaranteed by all the subsidiaries of the Company (except Empire Interactive PLC and Strategy First Inc.) and the Purchasers, and guaranteed by certain subsidiaries of the Company. In addition, the obligations of the Company under the 2008 Debenture are personally guaranteed by Mr. George Karfunkel. Mr. Karfunkel is compensated in the amount of 6% of the current principal outstanding amount of the 2008 Debenture per annum.

During the nine months ending March 31, 2008 the Purchaser converted an aggregate amount of $3,600,000 of their 2005 Debenture in exchange for 2,164,899 shares of Class A common stock,

The balance of the notes as of March 31, 2008 and June 30, 2007, net of unamortized discounts was as follows:

	March 31	June 30,
	2008	2007
Principal amount of notes	$8,900,000	$5,000,000
Discounts for beneficial conversion features	(629,737)	(58,765)
Discounts for fair value of warrants and Options	(1,024,025)	(150,456)
Balance, net of unamortized discounts	$7,246,238	$4,790,779
Less current portion	—	—
Long-term portion	$7,246,238	$4,790,779

Scheduled maturities of the convertible debentures as of March 31, 2008 are as follows:

1 Year or less	-
April 30, 2010	$1,400,000
March 19, 2012	7,500,000
Total	$8,900,000

Interest expense related to the notes amounted to $115,041 and $36,857 during the nine and three months ended March 31, 2008, respectively.

Amortization of discounts for the beneficial conversion features and warrants resulted in charges to Amortization of Convertible Debt Discounts and Issuance Costs totaling $173,418 and $17,110 during the nine and three months ended March 31, 2008 respectively The Company also incurred loan costs of $2,205,144 directly related to securing these notes, which includes $1,020,000 paid for personal guarantees on the outstanding balances. The annual guarantees are equal to 5% of the outstanding loan balance on the Convertible debt that was modified in June of 2007 and 6% of the March 19, 2008 debenture. The loan costs were originally amortized over the term of the notes. As a result of the June 2007 debt modification the remaining loan issuance costs are being amortized on a straight line method through April 30, 2010. Loan costs incurred in connection with the March 19, 2008 debenture are being amortized on a straight line method through March 19, 2012.The annual guarantee fees are amortized over twelve months. Amortization expenses for the guarantee and debt issuance costs totaled $444,571 and $45,963 for the nine and three months ended March 31, 2008 respectively.

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

In May 2007, the Company through an arbitration procedure with SARS reached an agreement whereby SARS agreed in principle to drop the larger of its two assessments. The Company conceded the principle of SARS second assessment. On August 31, 2007, the Company paid approximately $300,000 to SARS in regard to this assessment. The Company is vigorously disputing a further amount of R5,394,708 (approximately $658,373 based on the March 31 foreign exchange of $.12355 US dollars to one South African Rand) and believes it has strong arguments in this regard based on among other factors, computational errors made by SARS in its assessment. Based on its payments to SARS, the Company has reduced its estimated liability to R2,216,286 (approximately $271,685). The Company believes its remaining liability to SARS is lower than this amount, however, in the event its arguments are unsuccessful, it may be forced to increase this liability. In April 2008 the Company brought a request seeking a court order to dismiss SARS’ claims in this regard. A ruling on this request should be made within the next few months.

In August 2007, Empire was served with a lawsuit brought by a former distributor in Portugal. The lawsuit claims that Empire had no right to utilize other distributors in Portugal and seeks 630,000 euros (approximately $995,400 based on the March 31, 2008 foreign exchange rate of $1.5800 US dollars to one Euro) in damages. Empire believes this claim has no merit as its distribution agreements are tailored for individual products only and do not give blanket distribution rights to outside distributors. Empire intends to vigorously defend itself.

Commitments and Contingencies

During the first quarter of fiscal 2006, the Company entered into agreements with two of Strategy First’s game developers to guarantee certain of their royalty payments. The guarantee is limited to $100,000. Royalties owed to these developers as of March 31, 2008 are less than $20,000.

The Company anticipates that Strategy First will pay the royalties due to its developers when earned and does not anticipate having to make any payments under these guarantees.

On March 29, 2006, Strategy First entered into an agreement to acquire certain intellectual property rights for $200,000 in cash and the issuance of options to acquire 100,000 shares of the Company’s common stock at an exercise price of $1.50. The options vest when net sales, as defined in the purchase agreement, exceed $750,000 and expire on December 31, 2008. The agreement also provides for commissions of twenty-five percent of net sales in the event they exceed $500,000 through December 31, 2008. As of March 31, 2008 revenues earned since inception under this agreement totaled approximately $360,000.

On December 4, 2006, the Company announced that it had achieved more than 90% acceptance of the Company’s offer to acquire the shares of Empire. Based on these acceptances, the Company announced a formal closing of the offer to Empire shareholders effective December 1, 2006. The Company paid consideration to the shareholders as follows: approximately $6.8 million paid at closing; an additional $5.5 million in loan notes payable on October 31, 2007; and further contingent consideration of $3.9 million based on Empire’s EBIDTA for the 12 months ended June 30, 2007 and due on April 30, 2008. As of March 31, 2008 all amounts have been satisfied except for the April 30, 2008 payment of approximately $3.95 million and approximately $3 thousand on the loan notes payable that were due October 31, 2007.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 amends SFAS 133 and changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently assessing the financial impact of SFAS 161 on our consolidated statements

NOTE 12.	PRIVATE PLACEMENT

Pursuant to a purchase agreement, dated July 2, 2007, by and among the Company and certain accredited investors, the Company sold an aggregate of 6,206,891 shares (the “Shares”) of its common stock and warrants (the “Warrants”) to purchase up to 4,344,826 shares of its common stock at an exercise price of $2.10 per share, at a price per unit of $1.45.

The sale an issuance of the Shares and Warrants was structured to close in two closings. The first closing was completed on July 5, 2007, pursuant to which the Company sold and issued an aggregate of 2,057,495 Shares and Warrants to purchase up to an aggregate of 1,440,234 shares of its common stock. The second closing was completed on September 6, 2007, pursuant to which the Company sold and issued an aggregate of 4,149,396 shares of its common stock and Warrants to purchase up to 2,904,592 shares of its common stock at the second closing. Net proceeds received from the sale of the Shares and Warrants under this agreement totaled $7,915,264 which consisted of gross proceeds from the sale of stock and warrants of $8,995,995 less issuance costs of $1,089,726.

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

On April 14, 2008 stock options valued at $335,236 were granted to former Empire shareholders in consideration for their reduction of the value of their earn out notes payable. These options vest immediately and expire on December 31, 2010. The details of the options granted are as follows:

Weighted average grant-date fair value of options granted	$.84
Assumptions:
Risk free interest rate	1.88%
Expected life	2.71 years
Expected volatility	39.91%

Subsequent to March 31, 2008, Empire signed a letter of intent to establish a lease for new office space in London. The Company will be the guarantor on the lease. The term planned will be five years (with a five-year option) with the rent expected to range from $261,000 to $285,000 annually. Once the lease is executed, Empire plans to move within four months and will then vacate their present space.

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

Quarter Ended March 31, 2008 As Compared to Quarter Ended March 31, 2007

Revenues

Revenues increased $1.258 million to $5.861 million during the third quarter of fiscal 2008 as compared to $4.603 million in the comparable quarter of the previous year. This increase was primarily the result of higher unit sales due to increased title releases during the quarter versus the same period last fiscal year. Empire’s revenue in the comparable quarter was $3.630 million as compared to $5.565 for this quarter. Strategy First’s revenue for this quarter was $.295 million versus $.973 million in the comparable quarter last year. Strategy First generated significant additional online revenue during the quarter ended March 31, 2007 primarily due to a contractual agreement with Turner Gametap as well as online offerings. Empire’s revenue is derived primarily from sales of console games and PC games while Strategy First solely sells PC games.

Cost of Sales

The cost of sales was $2.371 million in the third quarter of fiscal 2008, or 40.4% of total revenues. For the comparable quarter of the previous year, cost of sales was $1.783 million or 38.7% of revenues. This increase was primarily the result of a higher proportion of console game sales which have a lower margin than PC titles. Cost of goods sold consists primarily of the actual tangible costs of the product along with any labor and overhead costs.

Development and Royalties

Development and royalty costs decreased $.072 million for the third quarter of fiscal 2008 over the comparable quarter in the previous year. The decrease primarily relates to increased sales of Company owned intellectual property in the current quarter as opposed titles supplied by outside parties. These products have lower royalty rates than those supplied by third parties.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of fiscal 2008 were $3.147 million, or 53.7% of sales, as compared to $2.690 million, or 58.4% of sales, for the comparable quarter of the previous year. Of this $.458 million variance, corporate overhead increased $.183 million due to non cash compensation and increased payroll expenses as we have added management level employees to oversee our significantly increased business. The balance of the increase of $.274 million was due primarily to increased sales costs and additional personnel at the Empire subsidiary. Empire’s SG&A consists mostly of administrative, marketing and sales staff primarily in the United Kingdom.

Amortization and Depreciation

Amortization of software development costs and intangible assets in the third quarter of fiscal 2008 increased by $.318 million versus the comparable quarter of the previous year. Intangible amortization decreased by $.875 million primarily due to accelerated amortization of intangible assets acquired in the Empire acquisition which declines over time. $1.247 million of Empire’s software development costs were amortized in this period as opposed to $.054 million of software development costs in the comparable period last year. This was due primarily to the fact that the Company began capitalizing software development costs during this period in 2007 and, therefore, had minimal amortization expenses at that time. Depreciation expense was $50 thousand for the third quarter of fiscal 2008 and $62 thousand in the comparable quarter of the previous year, a decrease of $12 thousand. Empire’s assets comprise primarily of computers and furniture and fixtures.

Foreign Currency Gains (Losses)

Foreign currency gains or losses are the result of subsidiaries of the Company using different functional currencies and arise from fluctuations of the subsidiaries base currency against the US dollar. The functional currency of Empire interactive and Strategy First are the British pound and the Canadian dollar respectively. Gains (losses) from discontinued South African operations are the result of fluctuations of the South African Rand against the US dollar. Foreign currency losses during the third quarter of fiscal 2008 were $.280 million and consisted of losses of $.370 million related to the remaining assets from the sale of discontinued South African operations and gains of $.090 million recognized by our operating subsidiaries. Foreign currency losses during the third quarter of fiscal 2007 were $.088 million and consisted of losses of $.093 million related to the remaining assets from the sale of discontinued South African operations and gains of $.005 million recognized by our operating subsidiaries.

Amortization of Convertible Debt Discounts and Issuance Costs

Amortization of convertible debt discounts and issuance costs were $.063 million in the third quarter of fiscal 2008 as compared with $.173 million during the comparable quarter in the previous year. These expenses relate to the issuances of our $5 million convertible debenture in October 2005 and the issuance of our $7.5 million convertible debenture in March 2008. The decrease of $.11 million is due primarily to the conversion of $3.6 million of debentures into approximately 2,150,000 shares of common stock during fiscal 2008. Amortization of convertible debt discounts and issuance costs related to our 2008 $7.5 million convertible debenture began March 19, 2008.

Interest Income

Interest income of $41,000 was recorded for the third quarter of fiscal 2008 as compared to interest income of $90,000 for the comparable quarter of the previous year. The decrease of $49,000 is primarily the result of the Company’s lower average cash balances.

Interest Expense

Interest expense of $129,000 was recorded for the third quarter of fiscal 2008 as compared to $254,000 in the comparable quarter of the previous year. Interest expense decreased primarily as the result of lower interest charges on the convertible debenture security due to lower principal amounts outstanding.

Provision for Income Taxes

We are registered in Bermuda, where no income tax laws are applicable. Three of our subsidiaries are subject to US income taxes, three subsidiaries are subject to United Kingdom income taxes, one subsidiary is subject to Canadian income taxes and one is subject to South African income taxes. None of them has had significant taxable income and overall the Company has incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved with the exception of approximately $622,000 carried as a long-term asset that will be offset against future taxable earnings of Empire in the UK.

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

In May, 2007, the Company through an arbitration procedure with SARS reached an agreement whereby SARS agreed in principle to drop the larger of its two assessments. The Company conceded the principle of SARS second assessment. On August 31, 2007, the Company paid approximately $300,000 to SARS in regard to this assessment. The Company is vigorously disputing a further amount of approximately $770,000 and believes it has strong arguments in this regard based on among other factors, computational errors made by SARS in its assessment. Based on its payments to SARS, the Company has reduced its estimated liability to approximately $271,000. The Company believes its remaining liability to SARS is lower than this amount, however, in the event its arguments are unsuccessful, it may be forced to increase this liability. In April 2008 the Company brought a request seeking a court order to dismiss SARS’ claims in this regard. A ruling on this request should be made within the next few months.

Net Loss

We have recognized a net loss of $2.767 million during third quarter of fiscal 2008 compared to a net loss of $2.751 million during the comparable quarter in the previous year. During the quarter ended March 31, 2007 the Company capitalized $.690 million of software development costs previously expensed. This had the effect of reducing the loss for the March 2007 quarter by $.690 million. The major component of this operating loss was amortization of acquired intangibles and software development costs of $4.394 million. For the quarter ended March 31, 2008, there was non-cash stock compensation of $.112 million as well as common shares issued for services of $.021 million. Operating EBITDA Income was $.148 million and $.090 million for the quarters ended March 31, 2008 and March 31, 2007, respectively.

	Quarters Ended March 31,
	2008	2007
Operating EBITDA reconciliation:
Operating loss	($2,335,435)	($2,315,205)
Depreciation	50,238	62,458
Amortization of intangibles	1,054,426	1,919,917
Amortization of software development costs	1,246,772	53,617
Stock -based compensation	111,861	119,239
Shares issued for services	20,676	250.000
Operating EBITDA	$148,538	$90,026
Operating EBITDA per share	$.01	$.01
Weighted average number of shares outstanding	19.806,117	10,119,824

See Note 4 to the financial statements for the amount of software development costs capitalized during the period.

Nine Months Ended March 31, 2008 As Compared to Nine Months Ended March 31, 2007

Revenues

Revenues increased $12.694 million to $20.537 million during the first nine months of fiscal 2008 as compared to $7.843 million in the comparable nine months of the previous year. This increase was primarily the result of the increased revenue of Empire Interactive PLC. Fiscal 2008 year to date revenues include the operations of Empire for nine months versus four month of operations in the comparable period of the prior fiscal year. Empire’s revenue’s increased $13.481 million from $5.670 million during the four month period in fiscal year 2007 to $19.151 million for the nine months ended March 31, 2008. Empire’s revenue is derived primarily from sales of console games and PC games while Strategy First solely sells PC games.

Cost of Sales

Cost of sales was $8.187 million for the first nine months of fiscal 2008, or 39.8% of total revenues. For the comparable nine months of the previous year, cost of sales was $3.154 million or 40.2% of revenues. Of this increase Empire accounted for $5,127 million for the nine months and Strategy First had decreased cost of sales during the same period of $.094 million due to decreased sales. Cost of goods sold consists primarily of the actual tangible costs of the product along with any labor and overhead costs.

Development and Royalties

Development and royalty costs decreased $113,000 for the first nine months of fiscal 2008 over the comparable period in the previous year. Development and royalty costs for Strategy First decreased approximately $221,000 from $447,000 during the nine months ended March 31, 2007 to $226,000 during the same period in the current fiscal year. Empire’s development and royalty costs increased approximately $107,000 during the nine months ended March 31, 2008 as compared to the four months of activity that was included in the same period of the prior fiscal year. Development costs and royalties when measured as percentage of sales decreased to 5.8% from 17.8% in the comparable period of the prior fiscal year. The decrease in the percentage of development and royalty costs for both Strategy First and Empire was primarily caused by variances in the royalty percentages due to outside parties and changes in the product mix. The development and royalty expense consists primarily of royalty expenses due to third party holders of intellectual property rights. Additionally it includes certain development costs which are not capitalized. These costs are primarily related to the oversight and quality control of development projects. These costs are primarily reflected in the Company’s payroll expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first nine months of fiscal 2008 were $10.300 million, or 50.2% of sales, as compared to $4.755 million, or 60.6% of sales, for the comparable period of the previous year. Of this variance $5.063 million was due to the inclusion of Empire for nine months versus four months in the comparable period last year. Empire’s SG&A consists mostly of administrative, marketing and sales staff primarily in the United Kingdom. Corporate overhead expenses increased $.697 million primarily as the result of increased non-cash compensation, and increased payroll expenses as we have added management level employees to oversee our significantly increased business.

Amortization and Depreciation

Amortization of software development costs and intangible assets in the first nine months quarter of fiscal 2008 increased $5.627 million over the comparable period of the previous year due to the inclusion of $5.489 million of amortization of intangible assets acquired in the Empire acquisition and $2.795 million of Empire’s software development costs amortized in this period as opposed to $2.603 million of amortization of intangibles and $.054 million amortization of software development costs in the comparable period last year. The acquisition of Empire was completed in December of 2006 therefore in the comparable period there was only 4 months of intangible amortization as opposed to nine months of amortization in this period. Additionally, due to a change in accounting for software development costs in the third quarter of last year there was comparatively little amortization in the comparable prior period versus a full nine months of amortization in this period. Depreciation expense was $141,000 for the first nine months of fiscal 2008 and $95,000 in the comparable period of the previous year, an increase of $46,000. This was due to including depreciation of Empire’s assets for a full nine months versus four months in the comparable period. Empire’s assets comprise primarily of computers and furniture and fixtures.

Foreign Currency Gains (Losses)

Foreign currency gains or losses are the result of subsidiaries of the Company using different functional currencies and arise from fluctuations of the subsidiaries base currency against the US dollar. The functional currency of Empire interactive and Strategy First are the British pound and the Canadian dollar respectively. Gains (losses) from discontinued South African operations are the result of fluctuations of the South African Rand against the US dollar. Foreign currency losses during the nine months ended March 31, 2008 were $.0227 million and consisted of losses of $.303 million related to the remaining assets from the sale of discontinued South African operations and gains of $.06 million recognized by our operating subsidiaries. Foreign currency gains during the nine months ended March 31, 2007 were $.007, million and consisted of losses of $83,000 related to the remaining assets from the sale of discontinued South African operations and gains of $90,000 recognized by our operating subsidiaries.

Amortization of Convertible Debt Discounts and Issuance Costs

Amortization of convertible debt discounts and issuance costs were $.618 million in the first nine months of fiscal 2008 as compared with $.504 million during the comparable period in the previous year. These expenses relate to the issuance of our $5 million convertible debenture to DKR SoundShore Oasis in October 2005 and our $7.5 million convertible debenture with certain accredited investors in March 2008 The increase of $.114 million is due primarily to the accelerated amortization upon the conversion of $3.6 million of debentures into approximately 2,150,000 shares of common stock during the nine months ending March 31, 2008.

Interest Income

Interest income of $187 thousand was recorded for the first nine months of fiscal 2008 as compared to interest income of $405 thousand for the comparable nine months of the previous year. The decrease of $218 thousand is primarily the result of the Company’s average lower cash balances.

Interest Expense

Interest expense of $.431 million was recorded for the first nine months of fiscal 2008 as compared to $.615 million in the comparable nine months of the previous year. Interest expense decreased primarily as the result of lower interest charges on the 2005 convertible debenture security due to lower average principal amounts outstanding and lower effective interest rates during the nine months ending March 31, 2008.

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

In May 2007, the Company through an arbitration procedure with SARS reached an agreement whereby SARS agreed in principle to drop the larger of its two assessments. The Company conceded the principle of SARS second assessment. On August 31, 2007, the Company paid approximately $300,000 to SARS in regard to this assessment. The Company is vigorously disputing a further amount of R5,394,708 (approximately $658,373 based on the March 31 foreign exchange of $.12355 US dollars to one South African Rand) and believes it has strong arguments in this regard based on among other factors, computational errors made by SARS in its assessment. Based on its payments to SARS, the Company has reduced its estimated liability to R2,216,286 (approximately $271,685). The Company believes its remaining liability to SARS is lower than this amount, however, in the event its arguments are unsuccessful, it may be forced to increase this liability. In April 2008 the Company brought a request seeking a court order to dismiss SARS’ claims in this regard. A ruling on this request should be made within the next few months.

Net Loss

We have recognized a net loss of $8.728 million for the nine months ended March 31, 2008 as compared to a net loss of $4.994 million during the comparable period in the previous year. The comparable period in the prior year only included Empire’s results of operations for four months. The major component of this operating loss was amortization of acquired intangibles and software development costs of $8.284 million. There was non-cash stock compensation $.346 million as well as common shares issued for services of $.045 million. Operating EBITDA income (loss) was $1.099 million for the nine months ended March 31, 2008 and ($1.017) million for the nine months ended March 31, 2007.

	Nine Months Ended March 31,
	2008	2007
Operating EBITDA reconciliation:
Operating loss	($7,717,460)	($4,273,994)
Depreciation	141,065	95,136
Amortization of intangibles	5,488,688	2,603,105
Amortization of software development costs	2,795,404	53,617
Stock-based compensation	346,492	196,824
Shares issued for services	45,067	308,740
Operating EBITDA	$1.099,256	($1,016,572)
Operating EBITDA per share	$.06	($.11)
Weighted average number of shares Outstanding	17,889,808	9,566,842

See Note 4 to the financial statements for the amount of software development costs capitalized during the period.

Financial Condition, Liquidity and Capital Resources

Cash increased by approximately $3.715 million from $3.693 million at June 30, 2007 to $7.408 million at March 31, 2008 as a result of securing additional long term financing in March 2008.

The cash balances are being held for repayment of earn out notes, and working capital purposes. Included in this amount is $.756 million which is classified as restricted cash. This amount relates to cash used to guarantee a line of credit for our subsidiary, Strategy First.

Working capital deficit was $2.048 million at March 31, 2008 compared to a deficit of $12.700 million at June 30, 2007. This improvement of $10.652 million is primarily due to the result of net proceeds from a private placement sale of common stock of approximately $7.91 million as well as repayment of a portion of notes payable to former Empire shareholders of approximately 5.4 million. The company also received net proceeds of approximately 6.56 million from the issuance of a $7.50 million debenture in March 2008.

At March 31, 2008 we had net borrowings of $2.200 million which consisted of advances against the two lines of credit one secured by the Company’s cash the other secured by Empire’s receivables, inventory, and intangible assets. Additionally, we have $1.400 million face amount outstanding in our convertible debenture issued to DKR SoundShore Oasis. The carrying value of this debenture at March 31, 2008 net of unamortized warrants and stock conversion features is approximately $1.353 million. We currently pay monthly interest on this amount at a rate of prime plus 1.5%. However, there is an offset of this interest based on share price. This debenture matures April 30, 2010. During March 2008 the nominal interest rate was approximately 7%.

During March, 2008 we issued $7.500 million of debentures with a carrying value of $5.894 million as of March 31, 2008. We currently pay monthly interest on this amount at a rate of 9%. These debentures mature on March 19, 2012. We also had seller note obligations of approximately $3.9 million at March 31, 2008. We paid off approximately $2,800,000 of this debt in April 2008 and expect to satisfy this obligation in full by June 30, 2008.

Historically, we have met our cash flow requirements through the sale of debt or equity securities, the sale of assets, or through operating cash flow. However, there is no guarantee that we will be successful in meeting our cash flow requirements going forward. We anticipate meeting our cash flow requirements through one or a combination of the following:

•

Generate significant short term operating earnings and cash flow primarily through our Empire subsidiary. Empire’s title release schedule for the next 12 months includes several multi-platform games most notably Hello Kitty and PipeMania. We anticipate that the launch of these games, along with Empire’s ongoing business will generate operating profits and cash flow in the short term. Empire continues to explore US distribution agreements with major entertainment publishers which would provide significant short term cash flow to us.

•

Raise additional capital through the exercise of existing warrants and the sale of equity or debt securities. The Company currently has approximately 7.78 million warrants outstanding with exercise prices ranging from $1.50 to $2.50. The company has a continuing relationship with an investment banking firm to assist it should it decide to raise additional capital in the future.

•

Raise additional capital through the sale of certain intellectual property. The company has had preliminary discussions with a third party to sell certain of its intellectual property and would entertain the sale of such intellectual property should the sales price justify a transaction.

•

The Company has approximately $658,000 of restricted cash set aside to match our current South African tax assessment. We believe that we have strong arguments to set aside this assessment. If this assessment is set aside, this cash would be available for operations.

The Company believes that these actions and others to be taken by us will improve liquidity and achieve positive cash flow. However, there can be no assurance that any of these events will occur.

Critical Accounting Policies

The following is a discussion of the accounting policies that we believe are critical to our operations:

Revenue Recognition

We distribute the majority of its products through third-party software distributors to mass-merchant and major retailers and directly to certain PC software retailers, all of which have traditionally sold consumer entertainment software products. Additionally, we may license its products to distributors in exchange for royalty payments. The distribution of products is governed by purchase orders, distribution agreements or direct sale agreements, most of which allow for product returns and price markdowns. On a product by product basis, based on historical data we record a provision from 4% to 30% for product returns and price markdowns as a reduction of gross sales at the time the product passes to these distributors or retailers.

The provision for anticipated product returns and price markdowns is primarily based upon our analysis of historical product return and price markdown results. Should product sell-through results at retail store locations fall significantly below anticipated levels the adequacy of this allowance may be insufficient. We will review the adequacy of our allowance for product returns and price markdowns and if necessary will make adjustments to this allowance on a quarterly basis. In the case of royalty income, we will record this income when earned based on sales reports from our distributors. In many cases, the company receives guaranteed royalty income and these revenues are recorded upon signing of the royalty agreements. These amounts are carried as accounts receivable until paid.

Development Costs

Under SFAS No. 86 software development cost should be capitalized once technical feasibility is achieved. In the case of Empire this would be when the product is commercially viable (“commercial feasibility). We have determined to our satisfaction that there is a clearly defined decision point quite early in development where a product passes from concept to commercial feasibility. This decision point is either reached with the consent of outside parties such as Sony or Microsoft or through an internal process where management decides to move forward with a product’s development once a game concept has been approved. To date, there has been no material instance where concept approval has been given and a game has not become a commercial product. We have, therefore, decided to capitalize software development costs after concept approval.

At December 31, 2006 we were performing an analysis to determine when technical feasibility is achieved. December 2006 software development costs of $693,268 were expensed during the quarter ended December 31, 2006. Upon completion of the analysis, we capitalized these December 2006 software development costs which resulted in our capitalizing $2,575,675 in research and development costs during the quarter ended March 31, 2007.

The table sets forth below the effect on the quarterly earnings for the nine and three months ending March 31, 2007 had we capitalized our software development costs starting on December 1, 2006.

	Nine Months	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	3/31/2007	3/31/2007	12/31/2006	9/30/2006

Net loss as reported	($4,994,137)	($2,751,028)	($1,301,671)	($941,438)
Effect of change in estimate	3,026	(690,242)	693,268	-
Net loss assuming capitalization starting December 1, 2006	($4,991,111)	($3,441,270)	($608,403)	($941,438)
Loss per share as reported:
Basic and diluted	($.52)	($.27)	($.14)	($.10)
Loss per share assuming capitalization starting December 1, 2006:
Basic and diluted	($.52)	($.34)	($.06)	($.10)

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

We review goodwill annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 142, goodwill and other intangible assets. We perform our annual impairment test of goodwill in the fourth quarter of our fiscal year. While we believe that no impairment existed as of December 31, 2007, there can be no assurances that future economic or financial developments might not lead to an impairment of goodwill.

Intangible Assets

Intangible assets include software game titles. Intangible assets, excluding goodwill and Empire game titles are stated on the basis of cost and are amortized on a straight-line basis over estimated lives of three to ten years. Empire game titles are amortized over a five-year period based on weighted average expected sales from the date the title is launched. For titles that have not yet been launched as of March 31, 2008 a launch date was estimated to project future amortization Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise. Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets. Should these cash flows not equal or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required.

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

Interest Rate Risk

At March 31, 2008, our cash resources earned interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates. We also have significant debt that is tied to interest rates and, therefore, any increase in interest rates will have a negative effect on our interest payments. At March 31, 2008, we had two convertible notes outstanding amounting to $8,900,000. The interest on $1.4 million of these convertible notes is based on a floating rate equal to prime plus 1.5%. A hypothetical 100 basis point change in interest rates would result in an approximately $14,000 change in annual interest expense.

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

Certain of our cash balances and the remaining proceeds from the sale of its South African subsidiaries are denominated in South African Rand. This has exposed us to market risk with respect to fluctuations in the relative value of the South African Rand against the US dollar.

We currently do not hedge our South African Rand exposure. At March 31, 2008, we had assets denominated in South African Rand of R 12. Million ($1.4 million).

ITEM 4.	CONTROLS AND PROCEDURES

At the end of the period covered by this report, the Company carried out an evaluation, with the participation of management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the Company’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In May 2007, the Company through an arbitration procedure with SARS reached an agreement whereby SARS agreed in principle to drop the larger of its two assessments. The Company conceded the principle of SARS second assessment. On August 31, 2007, the Company paid approximately $300,000 to SARS in regard to this assessment. The Company is vigorously disputing a further amount of R5,394,708 (approximately $658,373 based on the March 31 foreign exchange of $.1235 US dollars to one South African Rand) and believes it has strong arguments in this regard based on among other factors, computational errors made by SARS in its assessment. Based on its payments to SARS, the Company has reduced its estimated liability to R 2,216,286 (approximately $271,685). The Company believes its remaining liability to SARS is lower than this amount, however, in the event its arguments are unsuccessful, it may be forced to increase this liability. In April 2007 the Company brought a request seeking a court order to dismiss SARS’ claims in this regard. A ruling on this request should be made within the next few months.

In January 2006, we brought an action against JoWood Software Productions AG seeking damages in the amount of approximately $850,000 for expenses incurred in connection with our unsuccessful acquisition of shares of JoWood. On October 4, 2007 the Vienna Municipal Court dismissed the Company’s claims against JoWood. The Company has decided not to file an appeal in this matter.

In August 2007, Empire was served with a lawsuit brought by a former distributor in Portugal. The lawsuit claims that Empire had no right to utilize other distributors in Portugal and seeks 630,000 euros (approximately $995,400 based on the March 31, 2008 foreign exchange rate of $1.58 US dollars to one Euro) in damages. Empire believes this claim has no merit as its distribution agreements are tailored for individual products only and do not give blanket distribution rights to outside distributors. Empire intends to vigorously defend itself.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risks facing the Company as described in the Company’s Form 10-K for the year ended June 30, 200 7 apart from the following:

We are subject to significant working capital requirements for the acquisition or development of new products and there is no assurance that we will have sufficient free working capital to acquire or develop sufficient products to sustain overall corporate profitability.

Among the issues that effect our working capital requirements is the fact that we both acquire third party products for publishing as well as develop our own products for future sale. The acquisition of third party products usually requires an upfront royalty guarantee as well as subsequent royalty payments. There is no assurance that we will have sufficient financial resources to successfully compete with other publishers to acquire third party titles. Furthermore our developed products are subject to development risks which could result in delays and additional costs, and we must adapt to changes in software technologies.

We depend on third party software developers and our internal development department to develop new interactive entertainment software within anticipated release schedules and cost projections. The development cycle for new titles ranges from 12 to 24 months. Development times and costs of next-generation software have increased substantially as a result of the additional and enhanced features available in the newest games. After development of a product, it may take between nine to 12 additional months to develop the product for other hardware platforms. If developers experience financial difficulties, additional costs or unanticipated development delays, we will not be able to release titles according to our schedule and at budgeted costs. There can be no assurance that the products so developed will be sufficiently successful so that we can recoup these costs or make a profit on these products.

Additionally, in order to stay competitive, our internal development department must anticipate and adapt to rapid technological changes affecting software development. The introduction of the new generation platforms has required the development of new software to play on such consoles and new technologies to create such software. Because the new generation consoles have greater complexity and capabilities than the predecessor platforms, costs are higher to develop games for new generation consoles. Greater costs can lead to lower operating margins, negatively affecting our profitability.

We currently are disputing a tax liability with the South African revenue service and we may be forced to expense additional amounts in this matter

In April 2006, our subsidiary, First South African Holdings, received a letter from the South African Revenue Service (“SARS”) challenging certain tax treatment of dividends and operating loss carry forwards for the years 2002 through 2004. On May 4, 2007, SARS agreed in principle to drop the larger of its two assessments and on May 25 2007, SARS formally approved this decision. We conceded the principle of SARS second assessment but will continue to negotiate the ultimate liability due under this assessment. On August 31, 2007, we paid approximately $300,000 to SARS in regard to this assessment. We are vigorously disputing a further amount of approximately $770,000 and believe we have strong arguments in this regard based on among other factors, computational errors made by SARS in its assessment. Based on its payments to SARS, the Company has reduced its estimated liability to approximately $270,000. The Company believes its remaining liability to SARS is lower than this amount, however, in the event its arguments are unsuccessful, it may be forced to increase this liability

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The 2007 Annual Meeting of Stockholders of the Company (the “Annual Meeting”) was held on March 27, 2008.

(b)	See item 4 (c)(i) below.

(c)	The following matters were voted on at the Annual Meeting:

(i)	The election of five directors to serve until the next annual meeting of stockholders and the election and qualification of their respective successors:

Name of Director	Votes For Election	Authority to Vote Withheld
Michael Levy	11,593,249	1,193,854
Clive Kabatznik	11,998,218	788,885
Cornelius Roodt	12,044,446	742,657
Edward Roffman	12,044,446	742,657
Edward Bernstein	12,044,196	742,907

(ii)	The ratification of the appointment of Rachlin LLC as independent accountants of the Company.

Votes for: 12,445,136	Votes Against: 272,392	Abstentions: 69,574

Broker Non-Votes: 196,034

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date: May 15, 2008

SILVERSTAR HOLDINGS, LTD.

/s/ Clive Kabatznik
Clive Kabatznik
Chief Executive Officer

/s/ Lawrence Litowitz
Lawrence Litowitz
Chief Financial Officer