Form 10-K
period 2008-06-30
SILVERSTAR HOLDINGS LTD
filed 2008-10-14
CIK 1003390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________________

Commission file number 0-27494

SILVERSTAR HOLDINGS, LTD.

(Exact name of Registrant as specified in its charter)

Bermuda	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Clarendon House, Church Street, Hamilton HM CX, Bermuda

(Address of Principal Executive Offices with Zip Code)

Registrant’s telephone number, including area code: 441-295-1422

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The Nasdaq Capital Market
(“Common Stock”)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal December 31, 2007 quarter was approximately $32,439,000.

As of September 29, 2008, there were 20,087,911 shares of the Registrant’s common stock outstanding.

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements of Silverstar Holdings, Ltd. included in this Report, including matters discussed under the captions “Legal Proceedings” in Part I, Item 3 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 are “forward-looking statements.” Forward-looking statements include statements about the competitiveness of the PC software game market, potential future growth and earnings, the business strategies of Silverstar, and other statements that are not historical facts. The words “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “forecast” and similar expressions are also intended to identify the forward-looking statements, but some of these statements may use other phrasing. These forward-looking statements are not guarantees of future performance and are subject to a number of risks, uncertainties and other factors that could cause the actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These factors include, among other things:

•	may be unable to implement key elements of the business strategy;
•	may have insufficient capital to grow the business through new title development and acquisition or to acquire additional businesses;
•	may be unable to operate the business profitably or achieve positive cash flow after development expenses;
•	may be unable to retain key personnel;
•	may face increased competition from other entertainment software developers and publishers; and
•	may continue to be subject to rapid changes in technology and game delivery platforms.

Many of these factors are beyond the ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances, except as required by law.

ITEM 1.	Business

Overview

We are the parent company of Empire Interactive, PLC (“Empire”), a leading worldwide publisher of interactive entertainment software for all game platforms, as well as Strategy First, Inc. (“Strategy First”), a leading worldwide publisher of entertainment software for the Personal Computer (PC). We are also a minority shareholder in Magnolia Broadband Wireless (“Magnolia”), a development stage company which is developing mobile wireless broadband products.

History

We were incorporated in Bermuda in September 1995. Our business plan is to actively manage and grow a presence in the interactive software entertainment industry both organically and through acquisitions.

We sold our last remaining South African operations in November 2000, although we still have significant assets that are denominated in the South African Rand. These assets include cash and notes receivables. Currently we do not have a financial hedging program to protect against the depreciation of the South African Rand against the United States dollar and, therefore, as long as these assets are denominated in South African Rand there will be income statement gains or losses to the extent that the South African Rand’s value fluctuates relative to the United States dollar.

On November 17, 2000, we acquired all of the assets and certain liabilities of Fantasy Sports, Inc. from GoRacing Interactive Services, Inc. (“Fantasy Sports) and on April 7, 2006, we disposed of substantially all the assets and liabilities of Fantasy Sports.

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

On December 4, 2006, we announced that we had achieved more than 90% acceptance of the offer to acquire the shares of Empire. Based on these acceptances, a formal closing of the offer to Empire shareholders effective December 1, 2006 was announced.

Subsequent Events

On July 22, 2008, Clive Kabatznik was issued 10,582 shares of stock (based on $1.90 closing price on the date of the grant) for Director's fees.

On September 9, 2008, the Company and Empire Interactive entered into a term sheet with a fund whereby Empire would be provided a senior secured revolving loan of up to $8 million. The loan will be secured by all of the assets of Empire and is subject to borrowing base availability which consists of accounts receivable inventory and intellectual property. The loan proceeds will be used to repay the outstanding balance of the current Barclays Commercial line of credit, finance the development and marketing of existing and new games and for working capital purposes. Based on the current due diligence and legal documentation, the Company anticipates this loan to close in early November.

Description of Our Subsidiaries and Investments

Empire Interactive PLC

Overview

In December 2006, we acquired Empire, a leading worldwide publisher and developer of entertainment software for all game platforms including Microsoft’s Xbox 360 and Xbox platforms, Sony’s PS2 and PSP platforms, Nintendo’s Wii and DS platforms, as well as PC, mobile and other digital platforms. Founded in 1989 and headquartered in London, Empire has operations in every major international territory. Empire’s guiding philosophy is based on a commitment to a high standard of quality and a dedication to involve development partners in the entirety of the publishing process. Its most successful games are the FlatOut and Ford Racing franchises, Big Mutha Truckers, Hello Kitty, Taito Legends, Animal Paradise, Starsky & Hutch, Starship Troopers and International Cricket Captain.

Empire has two clear strands to its business, frontline and value. The frontline titles, such as FlatOut, are full-priced games. These games are published under the Empire brand.

Empire’s value range began in 2002 under the Xplosiv banner, becoming the fastest growing PC value range in Europe. In 2003, the industry experienced a shift to value PS2 titles, the success of which has led Empire to specifically develop games in the PS2 value space such as the Ford racing franchise. More recently Empire has been selling games for other platforms for the value segment under the Xplosiv banner.

Product Development

Empire’s strength is delivering high quality computer games that are capable of being turned into successful franchises. Successful franchises that Empire continues to develop include FlatOut, Big Mutha Truckers, International Cricket Captain, Ford Racing, Taito Legends, Animal Paradise and Hello Kitty. The ongoing process of sequel development has allowed Empire to implement research and development efficiencies by saving development time and costs.

Empire both develops and publishes titles. Developing titles takes a core group of creative, production, and technical professionals who have responsibility for the entire development and production process including the supervision and coordination of internal and external resources. In addition, Empire often seeks out and engages independent third-party developers to create products on its behalf. Such products are usually owned by Empire, and, in this case, Empire has unlimited rights to commercially exploit these products. When Empire publishes a product for third-parties, the third-party developer may retain ownership of the intellectual property and/or technology included in the product and reserve certain exploitation rights. Empire selects its independent third-party developers based on their expertise in developing products in a specific category and tries to use the same developer to produce the same game for multiple platforms. In consideration for the services that the independent third-party developer provides, it receives a development fee in most cases and a royalty generally based on net sales of the product that it has developed.

Sales and Marketing

Empire’s games are sold directly in the United Kingdom and either directly or through third party software distributors in the rest of Europe. In North America, Empire has traditionally licensed its games to third party distributors who are responsible for the manufacture and distribution of its games. However, in late 2007 Empire hired a United States sales executive to build a direct sales channel in North America. Empire now works with third party distributors to sell its products directly to retailers in North America. Its products sell at retail prices varying from $9.99 to $79.99 depending on the particular game and the region in which it is sold.

Empire’s marketing and promotional efforts are intended to maximize exposure and broaden distribution of its titles, promote brand name recognition, assist retailers and properly position, package and merchandise the titles. Empire markets titles by implementing a combination of public relations campaigns, print and online advertising, television, radio spots and outdoor advertising.

Competition

The worldwide consumer entertainment software market is very competitive. Empire competes with other companies having operations that vary from small companies with limited resources to large companies with greater resources including Electronic Arts Vivendi Games, Activision THQ, Take Two Interactive, Sci Entertainment, and Ubisoft.

The changing characteristics of the worldwide consumer entertainment software market in recent years have been impacted by many factors, including, but not limited to:

•

Rapid technology changes resulting in more technologically-advanced game platforms. This, in many cases, has resulted in increasing development costs to match this technological complexity. For the year ended June 30, 2008, Empire’s research and development expenses and related royalties were $1,692.415.

•

An increasing number of platforms supporting game play such as new consoles, handheld game devices, mobile phones and personal digital assistants. This has resulted in new opportunities as well as additional risk as in order to compete successfully. Games need to be provided on a broader variety of platforms.

•

Overall consolidation has taken place at all ends of the market. There are fewer but larger competitors in the interactive software entertainment space and there are fewer but larger retailers through which to sell products.

In our publishing business, we compete with:

•

Other forms of entertainment such as motion pictures, television and audio, online computer programs and other forms of entertainment which may be less expensive or provide other advantages to consumers.

Other software, hardware and entertainment and media for limited retail shelf space and promotional resources. The competition is intense among an increasing number of newly introduced entertainment software titles and hardware for adequate levels of shelf space and promotional support.

As a result of the factors listed above, Empire’s strategy continues to evolve in line with the life cycle of the game consoles and trends in the market. Empire is focused on continuing to develop and publish quality titles for customers across all the current platforms and onto the next generation and currently have titles in development for PC, Sony PSP, Nintendo, Wii and DS.

Seasonality

Empire’s business is driven by the number and quality of titles released in each quarter rather than seasonality. While the holiday season is the strongest season of the year for any individual title release versus any other season, we try to balance out our releases so as not to overtax our production and design resources.

Strategy First, Inc.

Overview

In April 2005, we acquired Strategy First, a leading developer and worldwide publisher of entertainment software for the Personal Computer (PC). Founded in 1990, Strategy First publishes software games primarily for the PC platform, including O.R.B, the Disciples franchise, the Space Empires franchise, Kohan: Immortal Sovereigns, SCS Dangerous Waters, Galactic Civilizations, and the Jagged Alliance franchise. Strategy First’s products are sold on CDs and more recently over the Internet and meet the needs of serious gamers who are seeking a more intense strategy-based game experience. In North America, Strategy First’s PC games are distributed primarily through third-party software distributors who service the mass merchants and major retailers. In territories outside North America, Strategy First licenses its PC games to third-party software distributors who are responsible for the manufacture and distribution of its PC games in specific geographic territories. Products sell at retail prices varying from $19.99 to $39.99, depending on the quality of the particular game.

Strategy First had previously encountered financial difficulties due to its policy of developing its games in-house, which required significant overhead expenses both in terms of payroll and other development costs. Prior to the acquisition, Strategy First shifted its strategy to become a publisher selling other developer’s games. This shift resulted in lowering Strategy First’s expenses and its breakeven threshold.

We intend to continue to operate Strategy First as a publisher and have no plans to re-enter the development business.

As a result of increased competition in the overall consumer entertainment market, market data suggests that the retail market for PC game software has decreased over the past four years. This trend is particularly pronounced in North America.

Furthermore, the North American PC software game market has gravitated toward mass merchant retailers thereby increasing the competition for shelf space for PC games. This increased competition has emphasized the importance of marketing, merchandising and brand name recognition. A significant result of these market pressures is an industry trend toward the consolidation of consumer entertainment PC software publishers and distributors, in addition to the diversification of products offered by these companies. The trends toward industry consolidation and increased competition for game content and retail shelf space are more pronounced in North America than in international markets and are expected to continue for the foreseeable future.

We intend to continue operating as a low cost publisher of PC based games and will work to strengthen its online digital distribution network through a combination of alliances with digital distribution portals. Strategy First will endeavor to broaden the range of titles beyond PCs and the Strategy/Role playing category and improve the overall quality of the titles. The intention is to build the Strategy First’s online presence to lessen the reliance on the retail sales channel particularly in North America.

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

In April 2000, we initially invested $2,500,000 in Magnolia and received shares of Series A Preferred Stock and board representation rights and registration rights. In October 2001, we invested an additional $450,000 co-investing along with Seaway Partners, LLC, and CIP Capital, LP. In April and May 2002 Magnolia raised a further $7.5 million in an offering of Series B Preferred Stock. In June 2003 Magnolia raised a further $6 million dollars in an offering of Series C Preferred Stock. In April 2004, Magnolia raised a further $3 million in an offering of convertible notes. In November 2004, Magnolia raised a further $13.5 million in an offering of preferred stock. We did not participate in any of these rounds. In 2006, Magnolia raised a further $7 million in an offering of preferred stock and the Company invested $300,000 in this offering. Subsequently Magnolia’s shareholders have provided ongoing support through further preferred stock offerings as well as bridge loans. We have not participated in any of these transactions. Currently we own approximately 2% of Magnolia’s outstanding capital stock on a fully diluted basis including the exercise of all employee stock options. The investment in Magnolia at June 30, 2008, which is now accounted for under the lower of cost or market method, was approximately $1,131,000. Based on the recent financing valuations of Magnolia and our current evaluation of Magnolia’s commercial prospects, we believe that its carrying costs for Magnolia are appropriate.

Employees

As of September 29, 2008, we employed 75 employees through our subsidiaries, 73 of whom were full-time salaried employees and two of whom were part time employees.

We provide performance-based and equity-based compensation programs to reward and motivate significant contributors among employees. Although none of the employees is represented by a labor union, there has not been any work stoppage and employee relations seem to be good.

Item 1A.	Risk Factors

RISKS ASSOCIATED WITH OUR SUBSIDIARIES

Many titles have short lifecycles and fail to generate significant revenues.

The market for entertainment software is characterized by short product lifecycles and frequent introduction of new products. Many software titles do not achieve sustained market acceptance or do not generate a sufficient level of sales to offset the costs associated with product development. A significant percentage of the sales of new titles generally occurs within the first three months following their release. Therefore, continued profitability depends upon the ability to acquire and sell new, commercially successful titles and to replace revenues from titles in the later stages of their lifecycles. Any competitive, financial, technological or other factor which delays or impairs the ability to introduce and sell the software could adversely affect future operating results.

We may fail to anticipate changing consumer preferences.

The business is speculative and is subject to all of the risks generally associated with the entertainment software industry, which has been cyclical in nature and has been characterized by periods of significant growth followed by rapid declines. The future operating results will depend on numerous factors beyond control, including:

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

In order to plan for acquisition and promotional activities, we must anticipate and respond to rapid changes in consumer tastes and preferences. A decline in the popularity of entertainment software or particular platforms could cause sales of titles to decline dramatically.

Our business is highly dependent on the success and availability of video game hardware systems manufactured by third parties, as well as our ability to develop commercially successful products for these systems.

We derive most of our revenue from the sale of products for play on video game hardware systems (which we also refer to as “platforms”) manufactured by third parties, such as Microsoft’s Xbox 360 and Xbox platforms, Sony’s PS2 and PSP platforms, Nintendo’s Wii and DS. The success of our business isdriven in large part by the commercial success and adequate supply of these video game hardware systems, our ability to accurately predict which systems will be successful in the marketplace, and our ability to develop commercially successful products for these systems. We must make product development decisions and commit significant resources well in advance of anticipated product ship dates. A platform for which we are developing products may not succeed or may have a shorter life cycle than anticipated. If consumer demand for the systems for which we are developing products is lower than our expectations, our revenue will suffer, we may be unable to fully recover the investments we have made in developing our products, and our financial performance will be harmed. Alternatively, a system for which we have not devoted significant resources could be more successful than we had initially anticipated, causing us to miss out on meaningful revenue opportunities.

Our business is intensely competitive and “hit” driven. If we do not deliver a “hit” product or if consumers prefer our competitors’ products or services over our own, our operating results could suffer.

Competition in our industry is intense and we expect new competitors to continue to emerge in the United States and abroad. While many new products and services are regularly introduced, only a relatively small number of “hit” titles accounts for a significant portion of total revenue in our industry. Hit products or services offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products and services to fall below expectations. If our competitors develop more successful products or services, offer competitive products or services at lower price points or based on payment models perceived as offering a better value proposition (such as pay-for-play or subscription-based models) our revenue, margins, and profitability will decline.

We may not be able to protect the proprietary rights.

We acquire proprietary software and technologies and attempt to protect the software and production-related intellectual property under copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution.

Entertainment software is susceptible to unauthorized copying. Unauthorized third parties may be able to copy or to reverse engineer the software to obtain and use programming or production techniques that are regarded as proprietary. In addition, competitors could independently develop technologies substantially equivalent or superior to our technologies.

We may be subject to intellectual propriety claims.

As the number of entertainment software products increases and the features and content of these products continue to overlap, software developers increasingly may become subject to infringement claims. Many of the products are highly realistic and feature materials that are based on real world examples, which may inadvertently infringe upon the intellectual property rights of others. Our products often utilize complex technology that may become subject to the intellectual property rights of others. Although reasonable efforts are made to ensure that the products do not violate the intellectual property rights of others, it is possible that third-parties still may claim infringement. From time to time, communications are received from third-parties regarding such claims. Existing or future infringement claims against us, whether valid or not, may be time consuming and expensive to defend.

Intellectual property litigation or claims could force us to do one or more of the following:

•	cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

•	obtain a license from the holder of the infringed intellectual property, which if available at all, may not be available on commercially favorable terms; or

•	redesign the effected entertainment software products, which could cause additional costs, delay introduction and possibly reduce commercial appeal of the products.

Any of these actions may cause material harm to the business and financial results.

Rating systems for entertainment software, potential legislation and consumer opposition could inhibit sales of products for the Company.

The home video game industry requires entertainment software publishers to provide consumers with information relating to graphic violence or sexually explicit material contained in software titles. Certain countries have also established similar rating systems as prerequisites for sales of entertainment software in such countries. We believe that we are in compliance with such rating systems and displays the ratings received for the titles. The software titles generally receive a rating of “G” (all ages) or “T” (age 13 and over), although certain titles receive a rating of “M” (age 18 and over), which may limit the potential markets for these titles.

Several proposals have been made for federal legislation to regulate the entertainment software, motion picture and recording industries, including a proposal to adopt a common rating system for entertainment software, television and music containing violence and sexually explicit material and an inquiry by the Federal Trade Commission with respect to the marketing of such material to minors. Consumer advocacy groups have also opposed sales of entertainment software containing graphic violence and sexually explicit material by pressing for legislation in these areas and by engaging in public demonstrations and media campaigns. If any groups were to target the titles, we might be required to significantly change or discontinue a particular title.

We operate in a highly competitive industry.

The entertainment software industry is intensely competitive and new entertainment software products and platforms are regularly introduced. Our competitors vary in size from small companies with limited resources to very large corporations with significantly greater financial, marketing and product development resources. Due to these greater resources, certain of our competitors can spend more money and time on developing and testing products, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors for desirable motion picture, television, sports and character properties and pay more to third-party software developers. The main competitive factors in the entertainment software industry include: product features and playability; brand name recognition; compatibility of products with popular platforms; access to distribution channels; quality of products; ease of use; price; marketing support; and quality of customer service.

We also face increasing competition for the leisure and entertainment time of consumers. The publishing business competes with all other sources of information and entertainment, including television, movies, music, live events, radio broadcasts, home video products, print media and the Internet. Technological advancements, such as new streaming capabilities and downloading entertainment via the Internet, have increased the number of media and entertainment choices available to consumers and presents challenges as the audience becomes more fragmented. The increasing number of choices available to consumers could negatively impact demand for products, or require the use of additional resources to develop more sophisticated software, or both. If not responded effectively to increases in the leisure and entertainment choices available to consumers, it could have an adverse effect on our competitive position and revenues.

If products contain defects, the business could be harmed significantly.

Software products as complex as the ones published may contain undetected errors when first introduced or when new versions are released. Despite extensive testing prior to release, the Company cannot be certain that errors will not be found in new products or releases after shipment, that could result in loss of or delay in market acceptance. This loss or delay could significantly harm the business and financial results.

We rely on independent third parties to develop its software products.

We rely on independent third-party entertainment software developers to develop a number of our software products. Since the dependence on these developers remains subject to the following risks:

•

continuing strong demand for developers’ resources, combined with the recognition they receive in connection with their work, may cause developers who worked in the past either to work for competitors in the future or to renegotiate agreements with them on terms less favorable for us;

•

limited financial resources and business expertise and inability to retain skilled personnel may force developers out of business prior to completing the products or require additional funding costs; and

•

competitors may acquire the businesses of key developers or sign them to exclusive development arrangements. In either case, we would not be able to continue to engage such developers’ services for the products, except for those that they are contractually obligated to complete for us.

Due to the limited number of third-party developers and the limited control that is exercised over them, these developers may not be able to complete titles on a timely basis or within acceptable quality standards, if at all.

The software game market has gravitated toward mass merchant retailers.

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

We may face difficultly obtaining access to retail shelf space necessary to market and sell the products effectively.

Retailers of our products typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer entertainment software products for high quality retail shelf space and promotional support from retailers. To the extent that the number of products and platforms increases, competition for shelf space may intensify and may require us to increase marketing expenditures. Retailers with limited shelf space typically devote the most and highest quality shelf space to those products expected to be best sellers. We cannot be certain that the new products will achieve such “best seller” status. Due to increased competition for limited shelf space, retailers and distributors are in an increasingly better position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees and product return policies. The products constitute a relatively small percentage of any retailer’s sales volume. We cannot be certain that retailers will continue to purchase products or to provide products with adequate levels of shelf space and promotional support on acceptable terms. A prolonged failure in this regard may significantly harm the business and financial results.

We permit customers to return products and to receive pricing concessions which could reduce net revenues and results of operations.

We are exposed to the risk of product returns and price protection with respect to distributors and retailers. Return policies allow distributors and retailers to return defective, shelf-worn and damaged products in accordance with terms granted. Price protection, when granted and applicable, allows customers a credit against amounts owed with respect to merchandise unsold by them. We may permit product returns from, or grant price protection to, customers under certain conditions. The conditions customers must meet to be granted the right to return products or price protection are, among other things, compliance with applicable payment terms, delivery of weekly inventory and sell-through reports, and consistent participation in the launches of premium title releases. Other factors may be considered, including the facilitation of slow-moving inventory and other market factors.

When price protection is offered, it is offered with respect to a particular product to all retail customers; however, only those customers who meet the conditions detailed above can avail themselves of such price protection. Although a reserve for returns and price protection is maintained, and although limits on product returns and price protection may be placed, we could be forced to accept substantial product returns and provide substantial price protection to maintain relationships with retailers and access to distribution channels. Product returns and price protection which exceeds reserves could significantly harm business and financial results.

Technology changes rapidly in the business and failure to anticipate or successfully implement new technologies, the quality, timeliness and competitiveness of products and services will suffer.

Rapid technology changes in the industry require anticipation, sometimes years in advance, which technologies must be implemented and taken advantage of in order to make products and services competitive in the market. Therefore, the Company usually starts product development with a range of technical development goals that can be achieved. These may not be able to be achieved or the competition may be able to achieve them more quickly. In either case, the products and services may be technologically inferior to some competitors, less appealing to consumers, or both. If the Company cannot achieve the technology goals within the original development schedule of products and services, then their release may be delayed until these technology goals can be achieved, which may delay or reduce revenue and increase development costs. Alternatively, the resources employed may increase in research and development in an attempt to accelerate the development of new technologies, either to preserve the product or service launch schedule, or to keep up with the competition, which would increase the development costs.

The business is highly dependent on the success, timely release and availability of new video game platforms, on the continued availability of existing video game platforms, as well as the ability to have commercially successful products developed for these platforms.

We derive a majority of its revenue from the sale of products for play on video game platforms manufactured by third parties, such as Sony’s PlayStation 2, PlayStation 3 and PSP; and Microsoft’s Xbox, Xbox 360 and Nintendo Wii and DS. The success of this business is driven in large part by the availability of an adequate supply of current generation video game platforms, the adequate supply, and, increasingly, the success of new video game hardware systems, the ability to accurately predict which platforms will be successful in the marketplace, and the ability to have commercially successful products developed for these platforms. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new platform. A new platform for which products are being developed may not succeed or may have a shorter life cycle than anticipated. Alternatively, a platform which has not had significant resources devoted to it could be more successful than had initially been anticipated, causing a meaningful revenue opportunity to be missed. If the platforms for which products are being developed are not available in adequate quantities to meet consumer demand or are lower than expectations, or do not attain wide market acceptance, revenue will suffer and financial performance will be harmed.

The video game hardware manufacturers set the royalty rates and other fees that must be paid to publish games for their platforms and, therefore, have significant influence on costs. If one or more of these manufacturers adopt a different fee structure for future game consoles, profitability will be materially impacted.

In order to publish products for a video game system such as the Xbox 360, PlayStation 3 or Wii, we must take a license from the manufacturer, which gives it the opportunity to set the fee structure that must be paid in order to publish games for that platform. Similarly, certain manufacturers have retained the flexibility to change their fee structures, or adopt different fee structures for online gameplay and other new features for their consoles. The control that hardware manufacturers have over the fee structures for their platforms and online access makes it difficult to predict costs, profitability and impact on margins. Because publishing products for video game systems is the largest portion of the business, any increase in fee structures would significantly harm the ability to generate revenues and/or profits.

RISKS ASSOCIATED WITH OPERATIONS

We need to raise additional capital to ensure continued operations.

We incurred significant losses in the years ended June 30, 2008, 2007 and 2006. These losses have required us to raise additional capital in order to fund our operations. Substantial doubt about the Company’s ability to continue as a going concern exists unless additional capital can be obtained. On September 9, 2008, the Company and Empire Interactive entered into a term sheet with a fund whereby Empire would be provide a senior secured revolving loan of up to $8 million. The loan will be secured by all of the assets of Empire and is subject to borrowing base availability which consists of accounts receivable inventory and intellectual property. The loan proceeds will be used to repay the outstanding balance of the current Barclays Commercial line of credit, finance the development and marketing of existing and new games and for working capital purposes. Based on the current due diligence and legal documentation, the company anticipates this loan to close in early November. With the current turmoil in international debt and credit markets, there is no assurance that we will be able to close this loan facility nor is there any assurance that we will be able to find alternative sources of funding.

Covenants in agreements relating to the Variable Rate Secured Convertible Debentures due April 30, 2010 and the 9% Secured Convertible Debentures due March 19, 2012 may limit flexibility and prevent the Company from taking certain actions which could adversely affect the ability to execute the business strategy.

The agreements relating to our Variable Rate Secured Convertible Debentures due April 30, 2010 and 9% Secured Convertible Debentures due March 19, 2012 and contain significant restrictive covenants. These covenants could adversely limit the ability to plan for or react to market conditions, meet capital needs and execute the business strategy. These covenants, among other things, limit the ability to issue or sell (i) any debt or equity securities that are convertible into, exchangeable or exercisable for additional shares of common stock either (1) at a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of common stock at any time after the initial issuance of such debt or equity securities, or (2) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business or the market for common stock; or (ii) enter into any equity line of credit. A breach of these covenants could result in the Variable Rate Secured Convertible Debentures and 9% Secured Convertible Debentures due March 19, 2012 becoming immediately due and payable. Additionally, these covenants could limit flexibility in raising additional capital in the future which could limit the ability to implement business strategies.

There is no assurance that the Company can successfully implement the business plan that calls for the acquisition of additional entertainment software titles and businesses to create a larger presence in the marketplace.

We have engaged in, evaluated, and expect to continue to engage in and evaluate, a wide array of potential strategic transactions, including (i) acquisitions of companies, businesses, intellectual properties, and other assets, (ii) minority investments in strategic partners, and (iii) investments in new interactive entertainment businesses. Any of these strategic transactions could be material to our financial condition and results of operations. Although we are regularly searching for opportunities to engage in strategic transactions, we may not be successful in identifying suitable opportunities or may not be able to consummate potential acquisitions or investments. Also an acquisition or investment may not enhance our business or may decrease rather than increase our earnings.

If we are unable to successfully integrate acquisitions, revenue growth and future profitability may be negatively impacted.

The process of integrating an acquired business, technology or product may result in unforeseen operating difficulties and expenditures and may absorb significant management attention and capital that would otherwise be available for ongoing development of the business. In addition, the levels of operating efficiency that any company which was acquired achieved or might have achieved separately may not be able to be maintained. Additional risks faced include:

•

the need to implement or remediate controls, procedures and policies appropriate for a public company in an acquired company that, prior to the acquisition, lacked these controls, procedures and policies;

•	cultural challenges associated with integrating employees from an acquired company or business into the organization;

•	retaining key employees from the businesses acquired;

•	the need to integrate an acquired company’s accounting, management information, human resource and other administrative systems to permit effective management; and

•

to the extent that engaging in strategic transactions outside of the United States, and facing additional risks, including risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

Future acquisitions and investments could involve the issuance of equity securities, potentially diluting existing shareholders, the incurrence of debt, contingent liabilities or amortization expenses, write-offs of goodwill, intangibles, or acquired in-process technology, or other increased expenses, any of which could harm financial conditions. Shareholders may not have the opportunity to review, vote on or evaluate future acquisitions or investments.

Since a significant amount of assets are denominated in foreign currency and business is conducted internationally, we are subject to currency and foreign regulatory risks.

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

Certain of our cash balances and the remaining proceeds from the sale of our South African subsidiaries are denominated in South African Rand. This has exposed us to market risk with respect to fluctuations in the relative value of the South African Rand against the US Dollar.

We expect to repatriate funds held in South Africa to the United States. Repatriation of the full amount is allowable under current South African foreign currency regulations. Over the last eight years, we have, from time to time, repatriated funds from South Africa without restriction. However, there can be no guarantee that the South African foreign currency regulations will not change in the future in a manner that might restrict the ability to repatriate the remaining assets.

Currently we are disputing a tax liability with the South African revenue service and may be forced to expense additional amounts in this matter.

In April 2006, one of our subsidiaries, First South African Holdings, received a letter from the South African Revenue Service (“SARS”) challenging certain tax treatment of dividends and operating loss carry forward for the years 2002 through 2004. In May, 2007, we reached an agreement with SARS whereby SARS agreed in principle to drop the larger of its two assessments. We conceded the principle of SARS second assessment. On August 31, 2007, we paid approximately $300,000 to SARS in regard to this assessment. We are vigorously disputing a further amount of approximately $770,000 and believes it has strong arguments in this regard based on, among other factors, computational errors made by SARS in its assessment. In April 2007 we brought a request seeking a court order to dismiss SARS’ claims in this regard. A ruling on this request should be made within the next few months. Based on its payments to SARS, we have reduced our estimated liability to approximately $280,000. We believe our remaining liability to SARS is lower than this amount; however, in the event our arguments are unsuccessful, we may be forced to increase this liability.

We depend on the continued services of key personnel.

Our success depends upon the continued contributions of our executive officers, some of whom are also principal shareholders, and the continued contributions of the management of the operating subsidiaries. Business could be adversely affected by the loss of services of or a material reduction in the amount of time devoted by our executive officers or the executive officers of the subsidiaries. We do not carry key man insurance.

RISKS RELATING TO THE COMPANY’S COMMON STOCK

We may not be able to comply with NASDAQ listing requirements, which could result in our common stock being delisted from The NASDAQ Capital Market.

On June 27, 2008, we received a letter from the Nasdaq Stock Market stating that we failed to comply with the minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4) because for 30 consecutive business days the bid price of our common stock closed below the minimum $1.00 bid requirement. The letter stated that we will be provided 180 calendar days, or until December 24, 2008, to regain compliance with the minimum bid price requirement. Compliance would be regained if at any time prior to December 24, 2008 the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. There can be no assurance that we will regain compliance with the listing requirement. If we have not achieved compliance by the 180th day, but can demonstrate as of that date we meet the criteria for initial listing, we will have an additional 180 days to achieve compliance. As a result, our stock may be delisted from The NASDAQ Capital Market, which could have a negative effect on the price of our common stock, as well as on our ability to raise additional funds.

Our common stock may become subject to the SEC’s penny stock rules.

If our common stock is excluded from NASDAQ and the price per share of the common stock is below $5.00, the securities would become subject to certain “penny stock” rules promulgated by the SEC unless we satisfy certain net asset and revenue tests. The application of these rules to our common stock may adversely impact both the ability to resell our common stock (liquidity) and the market price of these shares. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination of suitability of the investor purchasing the penny stock.

The price of common stock is highly volatile.

Fluctuations in the market price of the common stock may be a result of any number of factors or a combination of factors including, but not limited to:

•	the number of shares in the market and the number of shares which may be required to issue in the future compared to the market demand for the shares;
•	performance and meeting expectations of performance, including the development and commercialization of current and proposed products and services;
•	market conditions for internet and media companies in the small capitalization sector; and
•	general economic and market conditions.

Since we do not intend to declare dividends in the foreseeable future, the return on investment will depend upon the appreciation of the market price of the shares.

We have never paid dividends on our common stock. The board of directors does not intend to declare any dividends in the foreseeable future, but intends to retain all earnings, if any, for use in our business operations. As a result, the return on investment will depend upon any appreciation in the market price of our common stock. The holders of our common stock are entitled to receive dividends when, and if declared by the board of directors out of funds legally available for dividend payments. The payment of dividends, if any, in the future is within the discretion of the board of directors and will depend upon earnings, capital requirements and financial condition, and other relevant factors.

Anti-takeover measures in the Bye-laws could adversely affect the voting power of the holders of the common stock.

Our Bye-laws authorize the issuance of up to 5,000,000 shares of preferred stock with such designations, rights and preferences as may be determined from time to time by the board of directors. Accordingly, the board of directors is empowered, without shareholder approval, but subject to applicable government regulatory restrictions, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. Although we have no present intention to issue any shares of the preferred stock, this cannot be assured to not do so in the future.

The rights of shareholders under Bermuda law may not be as extensive as the rights of shareholders under the laws of jurisdictions in the United States.

The corporate affairs are governed by the Memorandum of Association and Bye-laws, as well as the common law of Bermuda relating to companies and the Companies Act 1981. The Bye-laws limit the right of security holders to bring an action against the officers and directors. The laws of Bermuda relating to shareholder rights, protection of minorities, fiduciary duties of directors and officers, matters of corporate governance, corporate restructuring, mergers and similar arrangements, takeovers, shareholder suits, indemnification of directors and inspection of corporate records, may differ from those that would apply if we were incorporated in a jurisdiction within the United States. The rights of shareholders in a Bermuda company may not be as extensive as the rights of a shareholder of a United States company and, accordingly, the holders of shares of common stock may be more limited in their ability to protect their interests in us. In addition, there is uncertainty whether the courts of Bermuda would enforce judgments of the courts of the United States and of other foreign jurisdictions. There is also uncertainty whether the courts of Bermuda would enforce actions brought in Bermuda which are predicated upon the securities laws of the United States.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and the Nasdaq Marketplace rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, we might be subject to sanctions or investigations by regulatory authorities, such as the SEC or The NASDAQ Stock Market, and our reputation may be harmed. Any such action could adversely affect our financial results and the market price of our common stock.

ITEM 2.	Properties

Our principal executive offices are located at Clarendon House, Church Street, Hamilton, HM CX, Bermuda, which space is made available pursuant to a corporate services agreement entered into with a corporate services company in Bermuda.

Strategy First, Inc. leases an office at 147 St-Paul West, Suite 210, and Montreal, Quebec, Canada. The office occupies approximately 3,800 square feet. The lease expires on November 30, 2009 and costs us approximately $53,900 per year.

The United States management subsidiary, First South Africa Management Corp., a Delaware corporation incorporated in 1995, leases an office at 1900 Glades Road, Suite 435, Boca Raton, Florida 33431. The lease expires in January 2009 and costs us approximately $29,000 per year for approximately 800 square feet.

Empire Interactive (Europe), Ltd. rents offices and warehouse space at 77 Muswell Hill, London N10. The offices and warehouse occupies 7,000 square feet and costs approximately $279,000 per annum. The lease was effective May 21, 2008 and has a term of 10 years with an option to break the lease on the fifth year of the term on 6 months notice. Empire Interactive (Europe), Ltd is also responsible for annual service charges on the lease of approximately $97,000

Empire Interactive, Inc. leases approximately 400 square feet of office space at 9442 Capital of Texas Hwy. North Plaza One, Suite 500, Austin, TX 78759. The lease expires on April 15, 2009 and costs approximately $36,000 per year.

The Company believes the facilities owned or occupied are adequate for the purposes for which they are currently used and are well maintained.

ITEM 3.	Legal Proceedings

Other than as set forth below we are not currently a party to any material legal proceedings. We may, however, from time to time, become involved in legal proceedings in the ordinary course of business. We may not be successful in defending these or other claims. Regardless of the outcome, litigation can result in substantial expense and could divert the efforts of the management.

In April 2006, the First South African subsidiary received a letter from the South African Revenue Service (“SARS”) challenging certain tax treatment of dividends and operating loss carry forwards for the years 2002 through 2004. Subsequently SARS issued two tax assessments for approximately $2.9 million. We had contended that its South African tax filings were in full compliance with all applicable laws and had vigorously defended its position in this regard. We retained an amount of cash equal to the assessments in South Africa to satisfy any potential liability that may arise.

In May 2007, the Company through an arbitration procedure with SARS reached an agreement whereby SARS agreed in principle to drop the larger of its two assessments. The Company conceded the principle of SARS second assessment. On August 31, 2007, the Company paid approximately $300,000 to SARS in regard to this assessment. The Company is vigorously disputing a further amount of R5,394,708 (approximately $658,373 based on the March 31 foreign exchange of $.1235 US dollars to one South African Rand) and believes it has strong arguments in this regard based on among other factors, computational errors made by SARS in its assessment. Based on its payments to SARS, the Company has reduced its estimated liability to R2,216,286 (approximately $279,514). The Company believes its remaining liability to SARS is lower than this amount; however, in the event its arguments are unsuccessful, it may be forced to increase this liability. A court date has been set for December 2008 where this matter will be decided.

In January 2006, we brought an action against JoWood Software Productions AG seeking damages in the amount of approximately $850,000 for expenses incurred in connection with the unsuccessful acquisition of shares of JoWood. On October 4, 2007 the Vienna Municipal Court dismissed our claims against JoWood and we have decided not to file an appeal in this matter.

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

On June 30,2008, we and Strategy First, Inc. entered into a settlement and termination agreement with 3A Entertainment, Inc. and Akella whereby we will receive a sum of $1.1 million paid over ten months beginning August 1, 2008, in lieu of claims that we might have had against Akella and 3A Entertainment. Additionally, should these settlement payments be made in a timely fashion, Akella and 3A Entertainment have the option to acquire certain intellectual property rights for the Jagged Alliance and Disciples franchises for an additional $200,000. The parties have also agreed to enter into further distribution agreements for these properties going forward. Due to the uncertainty of collecting on this agreement, the Company will record income when cash is collected.

In August 2008 the Company’s subsidiary, Silverstar Acquisitions, Ltd., received a demand notice from Ian Higgins and Simon Jeffrey for payment of approximately £180,000 in additional punitive interest in regards to the payment of their loan notes which were fully discharged in November 2007. The claim relates to penalty interest for an alleged failure to make timely payment on the amounts owed to them. The Company disputes the fact that these payments were late. Furthermore, the Company’s counsel has advised it that a penalty claim of this nature is unenforceable under English law. No legal papers have been received in this matter. However, should the Company need to respond to a legal claim, it will vigorously defend itself in this regard.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

The common stock is listed for quotation on the NASDAQ Capital Market under the symbol “SSTR.” The following table sets forth, for the periods indicated the high and low closing sales prices for the common stock, as reported by the NASDAQ Capital Market.

	High	Low
Common Stock Fiscal 2008:
1st Quarter	$5.02	$1.47
2nd Quarter	$4.10	$1.69
3rd Quarter	$2.14	$1.09
4th Quarter	$1.21	$0.45

Common Stock Fiscal 2007 :
1st Quarter	$2.24	$1.13
2nd Quarter	$2.70	$1.45
3rd Quarter	$2.30	$1.56
4th Quarter	$1.99	$1.28

The closing price of our common stock on October 9, 2008 was $.21. As of October 9, 2008, there were approximately 2,400 holders of record of our common stock.

We have never declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any dividends on our common stock in the foreseeable future. Currently we intend to retain future earnings, if any, to finance the expansion of our business.

Equity Compensation Plan Information

The following table contains a summary of the number of shares of common stock to be issued upon the exercise of options, warrants and rights outstanding at June 30, 2008, the weighted average exercise price of those outstanding options, warrants and rights, and the number of additional shares of the common stock remaining available for future issuance under the plans as of June 30, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for further issuance
Equity compensation plans approved by shareholders (a)	2,139,167	$1.50	1,800,833
Equity compensation approved by shareholders (a)	450,000	$2.00	N/A
Convertible debt (b)	805,124	$1.74	N/A
Warrants issued for consulting services rendered (c)	72,000	$1.80	N/A
Warrants issued for consulting services rendered (d)	50,000	$2.10	N/A
Warrants issued for consulting services rendered (e)	100,000	$0.50	N/A
Warrants issued in connection with raising capital (f)	1,440,234	$1.84	N/A
Convertible debt (g)
Warrants issued in connection with raising capital (h)	2,904,592	$1.84	N/A
Warrants issued for convertible debt (i)	3,124,999	$1.50	N/A

(a)	See NOTE 18 to the financial statements.
(b)	These convertibles were issued in connection with the issuance of a convertible secured debenture in 2006. These convertibles expire April 30, 2010.
(c)	These warrants were issued as compensation for the performance of consulting services. These warrants expire August 15, 2010.
(d)	These warrants were issued as compensation for the performance of consulting services. These warrants expire August 15, 2010.
(e)	These warrants were issued as compensation for the performance of consulting services. These warrants expire June 1, 2011.
(f)	These convertibles were issued in connection with the issuance of a convertible secured debenture in 2008. These warrants expire March 19, 2012.
(g)	These warrants were issued in connection with the raising of capital These warrants expire January 5, 2013.
(h)	These warrants were issued in connection with the raising of capital These warrants expire March 5, 2013.
(i)	These warrants were issued in connection with the issuance of a convertible secured debenture in 2008. These warrants expire March 19, 2013.

ITEM 6.	Selected Financial Data

We have derived the selected financial data presented below from audited consolidated financial statements for the fiscal years ended June 30, 2008, 2007, 2006, 2005 and 2004. The selected financial information presented below should be read in conjunction with such consolidated financial statements and notes thereto.

Selected Consolidated Financial Information

	Years Ended June 30,
	2008	2007	2006	2005	2004
Revenues	25,573,384	$19,794,284	$3,316,429	$353,343	$ —
Total operating expenses	38,458,443	21,463,240	4,609,589	1,434,069	945,276
Operating loss	(12,885,059)	(1,668,956)	(1,293,160)	(1,080,276)	(945,276)
Foreign tax contingency	—	—	(675,222)	—	—
Interest income (expense), net	(476,045)	(399,536)	72,290	579,150	622,213
Foreign currency gain (loss)	(157,944)	246,593	(674,222)	81,773	1,287,291
Net income (loss) from continuing operations	(23,870,024)	(2,418,539)	(3,621,653)	(263,798)	977,231
Income (loss) from discontinued operations	—	—	161,753	422,636	52,784
Gain (loss) on disposition	—	—	1,480,710	—	(27,582)
(Provision) benefit for income taxes	(615,893)	11,918	—	—	—
Net (loss) income	(24,485,917)	(2,406,621)	(1,979,190)	158,838	1,002,523
Income (loss) per share from continuing operations	($1.33)	($ 0.25)	($ 0.39)	($0.03)	$0.11

Balance Sheet Data	As of June 30,
	2008	2007	2006	2005	2004
Total assets	$22,410,148	$43,785,664	$17,537,989	$14,700,465	$13,265,458
Long term liabilities	7,776,000	5,203,142	2,550,347	273,554	234,192
Net working capital (deficiency)**	(5,681,513)	(13,199,987)	9,574,661	3,637,934	(177,981)
Stockholders’ equity	2,720,498	11,884,010	11,400,482	12,288,518	11,422,107

**Net working capital (deficiency) is the sum of current assets less current liabilities.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations needs to be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report. This discussion and analysis includes forward-looking statements that are subject to risks, uncertainties and other factors described under the caption “Risk Factors” beginning with Item 1A of this Annual Report. These factors could cause actual results in current and future periods to differ materially from those expressed in, or implied by, those forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Background and History

We were incorporated in Bermuda in September 1995. Our business plan is to actively manage and grow the presence in the interactive software entertainment industry both organically and through acquisitions.

We sold our last remaining South African operations in November 2000 although we still have significant assets that are denominated in South African Rand. The assets include cash and notes receivables. Currently we do not have a financial hedging program to protect against the depreciation of the South African Rand against the United States dollar and, therefore, as long as we hold assets denominated in South African Rand we will continue to record income statement gains or losses to the extent that the South African Rand’s value fluctuates relative to the US dollar.

On April 21, 2005, we acquired Strategy First, a leading worldwide publisher of entertainment software for the PC, through the jurisdiction of the Montreal bankruptcy court. Pursuant to the approved plan of arrangement, we paid (i) cash consideration to the creditors of Strategy First of $609,000; (ii) issued 377,000 shares of our common stock; (iii) issued warrants to purchase 200,000 shares of our common stock; and (iv) assumed approximately $400,000 in existing bank debt, as well as contingent consideration based on the future profitability of Strategy First.

On December 4, 2006, we announced that we had achieved more than 90% acceptance of our offer to acquire the shares of Empire. Based on these acceptances, we announced a formal closing of the offer to Empire shareholders effective December 1, 2006. Consideration was paid to the shareholders as follows: approximately $6.8 million paid at closing and an additional $5.5 million in loan notes which were paid in full during this quarter. Additionally, further contingent consideration of approximately $3.8 million based on Empire’s EBIDTA for the 12 months ended June 30, 2007 was paid during fiscal year 2008.

Results of Operations

Due to the acquisition of Empire during fiscal year 2007 the disposal of the assets of Fantasy Sports, in fiscal year 2006 the following management discussion and analysis of financial condition and results of operations may not provide an accurate comparison between the current and past fiscal years.

The fiscal year ended June 30, 2007 includes seven months of operating results for Empire. The results for Fantasy Sports are classified as discontinued operations in the fiscal years ended June 30, 2006.

Fiscal Year 2008 Compared to Fiscal Year 2007

Revenues

Net revenues increased to approximately $25,743,000 for fiscal year 2008 as compared to approximately $19,794,000 in fiscal year 2007. This increase was due to the operations of Empire which generated revenues of approximately $23,892,000 in fiscal year 2008 versus $17,196,000 in the prior year. During fiscal year 2007 revenues were generated by the operations of Strategy First for a full year and for seven months for the operations for Empire.

Cost of Sales

Cost of sales was approximately $11,137,000 for fiscal year 2008, or 43% of total revenues. Cost of sales for Empire was approximately $10,483,000, or 43.9% of sales, while cost of sales for Strategy First was approximately $1,057,000, or 54.5% of sales. For fiscal year 2007, cost of sales was approximately $6,513,000, or 32.9% of sales. This decrease in gross margin is primarily the result of lower gross margins for console games, which make up the majority of Empire’s sales, as opposed to PC products. In fiscal year 2007 Empire’s operations were included for only seven months, therefore, the proportion of console sales for the year was lower. Additionally, a significant portion of Strategy First’s sales were generated through guaranteed foreign royalty sales, which had no associated cost of sales thereby increasing its gross margin percentage in fiscal year 2007.

Development Costs and Royalties

Development costs and royalties were approximately $2,072,000 for fiscal year 2008 as compared to approximately 2,133,000 in fiscal year 2007. Development costs and royalties for Empire totaled approximately $1,692,000 for fiscal year 2008 versus $1,527,000 for fiscal year 2007. Royalty costs for Strategy First were approximately $470,000 for fiscal year 2008 as compared to approximately $548,000 during the prior fiscal year. Royalty expenses decreased as Strategy First sold less outside products in fiscal year 2008.

Development expenditures capitalized during fiscal year 2008 were approximately $7,091,000 as compared to $5,524,000 in fiscal year 2007. Development costs are incurred by Empire only as Strategy First does not develop products. To date, Strategy First has outsourced development in exchange for future distribution rights. Amortization of development costs during fiscal year 2008 was approximately $4,022,000 as compared to $337,000 in fiscal year 2007 which reflected amortization for a full fiscal year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal year 2008 were approximately $14,184,000. Selling, general and administrative expenses for Empire Interactive were approximately $9,945,000 while selling, general and administrative expenses for Strategy First were approximately $1,413,000 Corporate overhead was approximately $2,598,000. For fiscal year 2007, selling general and administrative expenses were approximately $8,084,000 of which empire accounted for approximately $5,138,000, Strategy First accounted for approximately $1,787,000 with corporate overhead accounting for approximately $1,144,000. The increase in selling, general and administrative costs for Empire is primarily the result of including a full year of operations versus only seven months in the prior year. The increase in corporate overhead was primarily the result of increased staff, professional fees and stock based compensation expense during fiscal year 2008 reflecting the greatly increased size of the Company’s operations. The decrease in Strategy First sales, general and administrative expenses were primarily due to staff reductions.

Amortization and Depreciation

Amortization of acquired intangible assets increased to approximately $6,642,000 during fiscal year 2008 as compared to approximately $4,236,000 in the prior fiscal year. This increase of approximately $2,420,000 is primarily due to the full year’s amortization of intangible assets acquired in the Empire transaction as opposed to seven months in fiscal year 2007. Amortization of development costs are $4,022,000 versus $337,000 in the prior year. This is due primarily to the first full year of amortizing capitalized development costs due to a new accounting policy adopted when the Company acquired Empire. Depreciation expenses were approximately $260,000 for fiscal year 2008 and approximately $158,000 in the same period in the prior fiscal year. The increase is primarily attributable to the inclusion of Empire for 12 months versus seven months in the prior year.

Impairment Loss

The Company incurred a non-cash impairment loss on certain acquired intangible assets of $8,605,517. This impairment was due to an updated third party valuation of the expected value of the acquired intangible assets of Empire consisting of individual game titles. Although in total, the value of all game titles approximates its carrying value, certain individual game titles were impaired due to lower than projected sales and an increase in the imputed cost of capital. There was no impairment charge in the prior year.

Foreign Currency Gains (Losses)

Foreign currency losses during the fiscal year 2008 were approximately $158,000 versus gains last year of approximately $247,000. Empire realized foreign currency gains of approximately $99,000 and Strategy First realized foreign currency losses of approximately $3,000. Additionally, First South Africa Holding incurred a loss of approximately $231,000 primarily due to the devaluation assets held in South Africa. Foreign currency gains during the fiscal year 2007 were approximately $247,000. Empire realized foreign currency gains of approximately $205,000 and Strategy First realized foreign currency gains of approximately $42,000.

Amortization of Convertible Debt Discounts and Issuance Costs

Amortization of convertible debt discounts and issuance costs were approximately $896,000 in fiscal year 2008 as compared to approximately $592,000 in fiscal year 2007. The Company began amortizing convertible debt discounts and amortization costs during the second quarter of fiscal year 2006. Amortization expenses were higher in the current fiscal year as compared to fiscal year 2007 as a result of the issuance of $7,500,000 million in convertible debentures in March 2008.

Interest Expense

Interest expense of approximately $702,000 was recorded during fiscal year 2008 as compared to approximately $884,000 in fiscal year 2007. Interest expense decreased as a result of average lower aggregate debt obligations during the current fiscal year as compared to the prior year.

Interest Income

Interest income of approximately $226,000 was recorded during fiscal year 2008 as compared to interest income of approximately $484,000 in the prior fiscal year. The decrease of approximately $264,000 is primarily the result of the Company’s decrease in the average cash balances held during fiscal year 2008 as compared to the prior fiscal year.

Provision for Income Taxes

The Company is registered in Bermuda, where no income tax laws are applicable. Two subsidiaries are subject to US income taxes, four subsidiaries are subject to United Kingdom income taxes, one subsidiary is subject to Canadian income taxes and one of the subsidiaries is subject to South African income taxes. For the year ended June 30, 2008, 2007 and 2006, the Company had a provision for income taxes of $615,893, a benefit of $11,918, and $0, respectively. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved including those of Empire in the United Kingdom.

In April 2006, the First South African subsidiary received a letter from the South African Revenue Service (“SARS”) challenging certain tax treatment of dividends and operating loss carry forwards for the years 2002 through 2004. Subsequently SARS issued two tax assessments for approximately $2.9 million. The Company had contended that its South African tax filings were in full compliance with all applicable laws and had vigorously defended its position in this regard. The Company had retained an amount of cash equal to the assessments in South Africa to satisfy any potential liability that may arise.

In May 2007, the Company through an arbitration procedure with SARS reached an agreement whereby SARS agreed in principle to drop the larger of its two assessments. The Company conceded the principle of SARS second assessment. On August 31, 2007, the Company paid approximately $300,000 to SARS in regard to this assessment. The Company is vigorously disputing a further amount of approximately $770,000 and believes it has strong arguments in this regard based on among other factors, computational errors made by SARS in its assessment. Based on its payments to SARS, the Company has reduced its estimated liability to approximately $280,000 as of August 31, 2007. The Company believes its remaining liability to SARS is lower than this amount, however, in the event its arguments are unsuccessful, it may be forced to increase this liability.

Net Loss

The Company has recognized an operating EBITDA loss of approximately $1.820 million during fiscal year 2008 compared to an operating EBITDA gain of approximately $3.06 million for the prior fiscal year. The operating loss for fiscal year 2008 was approximately $12.52 million as compared to approximately $1.67 million for the prior fiscal year. During fiscal year 2008 the Company incurred amortization expenses for software development and acquired intangibles of approximately $10.66 million as compared to $4.57 million in the prior fiscal year. A net loss was incurred of approximately $22.4 million as compared to approximately $2.4 million in the previous fiscal year. The increase in the net loss was primarily caused by increases in the depreciation and amortization of software development costs and acquired intangibles of approximately $10.66 million in fiscal year 2008 as well as a non-cash impairment charge of approximately $8.6 million as opposed to $4.4 million in fiscal year 2007 with no impairment charges. Additionally, selling general and administrative costs increased by $5.8 million from fiscal year 2007 due in part to including Empire for a full fiscal year versus only for seven months in fiscal year 2007.

The calculation used to compute operating EBITDA for the fiscal years ended June 30, 2008 and 2007 was computed as follows:

	2008	2007
Operating loss as reported	($12,885,000)	($1,668,956)
Add back:
Amortization of software development costs	4,163,000	337,243
Amortization of acquired intangibles	6,642,000	4,235,634
Depreciation	260,000	159,743
Operating EBITDA	($1,820,000)	$3,063,664

For fiscal year 2008, net loss includes non-cash foreign currency losses of approximately $158,000, as compared to gains of approximately $247,000 in the prior fiscal year; and approximately $895,000 of amortization costs related to debt as compared to approximately $592,000 during the year ended June 30, 2007. Non-cash stock-based compensation expense totaled $$772,461 during fiscal year 2008 as compared to $260,305 for the prior fiscal year.

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

Acquisition Costs Incurred

During fiscal year 2006 the Company incurred approximately $321,000 in direct costs plus additional costs in related to securing financing for an unsuccessful acquisition of and subsequent litigation against a European software company. The Company is seeking damages for breach of contract from this European software company. The case has been concluded and the ruling was against the Company and the Company is not seeking any further redress.

Amortization of Convertible Debt Discounts and Issuance Costs

Amortization of convertible debt discounts and issuance costs were approximately $592,000 in fiscal year 2007 as compared to approximately $770,000 in fiscal year 2006. The Company began amortizing convertible debt discounts and amortization costs during the second quarter of fiscal year 2006. Amortization expenses were lower as compared to fiscal year 2006 as a result of the extending the maturity date of the debentures to April 30, 2010 during the current fiscal year.

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

Interest Income

Interest income of approximately $484,000 was recorded during the fiscal year 2007 as compared to interest income of approximately $633,000 in the prior fiscal year. The decrease of approximately $149,000 is primarily the result of the Company’s decrease in the average cash balances held during fiscal year 2007 as compared to the prior fiscal year.

Provision for Income Taxes

The Company is registered in Bermuda, where no income tax laws are applicable to us. Two of its subsidiaries are subject to US income taxes, four subsidiaries are subject to United Kingdom income taxes, one subsidiary is subject to Canadian income taxes and one of its subsidiaries is subject to South African income taxes. None of them has had taxable income because each of them has incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved with the exception of approximately $625,000 carried as a long-term asset that will be offset against future taxable earnings of Empire in the United Kingdom.

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

Discontinued Operations

During fiscal year 2006, the Company recognized income of approximately $162,000 from the discontinued operations of Fantasy Sports, Inc. On April 7, 2006, the Company sold all the assets and certain liabilities of Fantasy Sports, Inc. to FUN Technologies, LLC which resulted in a recognized gain of approximately $1,481.000. In fiscal year 2007, the Company had no discontinued operations.

Net Loss

The Company has recognized an operating EBITDA gain of approximately $3.06 million during fiscal year 2007 compared to an operating EBITDA loss of approximately $1.11 million for the prior fiscal year. The company’s operating loss for the fiscal year 2007 was approximately $1.67 million as compared to approximately $1.29 million for the prior fiscal year. During fiscal year 2007 the Company incurred amortization expenses for software development and acquired intangibles of approximately $4.57 million as compared to $150,000 in prior fiscal year. The Company incurred a net loss of approximately $2.4 million as compared to approximately $1.98 million in the previous fiscal year. The increase in the net loss was primarily caused by increases in the depreciation and amortization of software development costs and acquired intangibles of approximately $4.4 million in fiscal year 2007 as well decreases in income recognized from discontinued operations of approximately $1,642,000 as compared to the prior fiscal year.

The calculation used to compute operating EBITDA for the fiscal years ended June 30, 2007 and 2006 was computed as follows:

	2007	2006
Operating loss as reported	($1,668,956)	($1,293,160)
Add back:
Amortization of software development costs	337,243	—
Amortization of acquired intangibles	4,235,634	148,797
Depreciation	159,743	31,687
Operating EBITDA	$3,063,664	($1,112,676)

For fiscal year 2006, net loss includes non-cash foreign currency losses of approximately $616,000, as compared to gains of approximately $247,000 in the current fiscal year; $600,000 expensed for an estimated foreign tax liability as compared to $0 in the current fiscal year; approximately $321,000 incurred for abandoned acquisition costs as compared to $0 in the current fiscal year; and approximately $770,000 of amortization costs related to the issuance of the Company’s $5,000,000 convertible debt as compared to approximately $592,000 during the year ended June 30, 2007.

Financial Condition, Liquidity and Capital Resources

Cash decreased by approximately $1,478,000 from $3,693,000 at June 30, 2007 to approximately $2,215,000 at June 30, 2008. This decrease is primarily the result of the investments in software development. The cash balances are being held for acquisitions and working capital purposes. Included in this amount is $700,000 which is classified as restricted. This amount relates to cash used to secure borrowings of the Company’s subsidiary, Strategy First, as well as money retained in South Africa to satisfy any potential liability that may result from the tax dispute with the South African Revenue.

Working capital increased by approximately $7,417,000 from approximately a deficit of $12,700,000 at June 30, 2007 to a deficit of approximately $5,453,000 on June 30, 2008. The decrease is primarily due to the ability of the Company to refinance the short term debt due to the acquisition of Empire, which resulted in significant decreases to the cash balance and significant increases in current liabilities. Current liabilities acquired as part of the acquisition of Empire exceeded current assets acquired by $6,631,000. Current notes payable to Empire shareholders totaled approximately $ 3,000 as of June 30, 2008.

On June 30, 2008, Empire owed approximately $795,000 for United Kingdom payroll taxes of which approximately $ 602,000 was past due.

At June 30, 2008 the Company had borrowings of approximately $1,618,000 which consisted of advances against the Empire’s line of credit, secured by the Company’s cash. Additionally, there are two outstanding debentures issued to DKR Soundshore Oasis, with a combined face value of $8,900,000. The Company currently incurs monthly interest on this amount at a rate of approximately 8.5%.

As shown in the consolidated financial statements (refer to ITEM 8), the Company has incurred recurring losses from operations, negative cash flows from operation, and as of June 30, 2008, the Company’s current liabilities exceeded its current assets by $5,681,513. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to meet its ongoing cash requirement as follows:

•

Generate significant short term operating earnings and cash flow primarily through its Empire subsidiary. Empire’s title release schedule for the next 12 months includes several multi-platform games most notably Hello Kitty and PipeMania. The company anticipates that the launch of these games, along with Empire’s ongoing business will generate operating profits and cash flow in the short term. Empire continues to explore US distribution agreements with major entertainment publishers which would provide significant short term cash flow.

•

On September 9, 2008, the Company and Empire Interactive entered into a term sheet with a fund whereby Empire would be provided a senior secured revolving loan of up to $8 million. The loan will be secured by all of the assets of Empire and is subject to borrowing base availability which consists of accounts receivable inventory and intellectual property. The loan proceeds will be used to repay the outstanding balance of the current Barclays Commercial line of credit, finance the development and marketing of existing and new games and for working capital purposes. Based on the current due diligence and legal documentation, the Company anticipates this loan to close in early November.

•

Raise additional capital through the sale of certain intellectual property. The Company has had preliminary discussions with a third party to sell certain of its intellectual property and would entertain the sale of such intellectual property should the sales price justify a transaction.

•

The Company has approximately $677,000 of restricted cash set aside to match its current South African tax assessment. The Company believes that it has strong arguments to set aside this assessment. If this assessment is set aside, this cash would be available for operations.

Management believes that these actions and others to be taken by the Company will provide the opportunity for it to improve liquidity and achieve profitability. In addition, the Company believes that if they close on the $8 million loan in November, they would be able to sustain operations through fiscal year 2009. The accompanying financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

Contractual Obligations

The following table is a summary of contractual obligations as of June 30, 2008:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1- 3 Years	3- 5 Years	More than 5 Years
Obligations to former Empire Shareholders	$408,103	$408,103	$—	$—	$—
Convertible debt obligations	8,900,000	—	1,400,000	7,500,000	—
Interest payable	2,866,833	766,000	1,425,833	675,000	—
Operating lease obligations	2,031,349	466,684	783,733	780,932	—
Purchase obligations	1,229,147	1,109,147	120,000	—	—
Employment contracts	1,365,772	1,186,135	179,637	—	—
Totals	$16,801,204	$3,936,069	$3,909,203	$8,955,932	$—

Future Commitments

Through June 30, 2008, Strategy First has sustained operating losses. The Company anticipates that this situation will be remedied through a combination of increased revenues through sustained new game releases as well as a reduction in expenses. Strategy First and Empire are projecting an operating profit for the coming twelve months. There are no assurances that these expectations will be met. In this event, it may need to continue to support the operations of the subsidiaries.

Off-Balance Sheet Arrangements

The Company has not created, and is not a party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating the business. There are no arrangements or relationships with entities that are not consolidated into the financial statements.

Critical Accounting Policies

The following is a discussion of the accounting policies that the Company believes are critical to the operations:

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

During the quarter ended December 31, 2006, $693,268 (£353,209 based on the December, 2006 foreign exchange rate of $1.96277 US dollars to the UK pound) of software development costs were expensed. This had the effect of reducing the March 31, 2007 quarter’s loss by $690,242 (£353,209 based on the quarter ended March 31, 2007 foreign exchange rate of 1.95449 US dollars to the UK pound) and represents the amount of software development cost expensed during the quarter ended December 31, 2006, capitalized during the current quarter ended March 31, 2007. The table sets forth below the effect on the quarterly earnings had the Company capitalized its software development costs starting on Decemb er 1, 2006.

	Fiscal Year Ended 6/30/2007	Quarter Ended 6/30/2007	Quarter Ended 3/31/2007	Quarter Ended 12/31/2006	Quarter Ended 9/30/2006
Net income (loss) as reported	$2,406,621	$2,587,516	($2,751,028)	($1,301,671)	($941,438)
Effect of change in estimate	3,026	0	(690,242)	693,268	0
Net loss assuming capitalization starting December 1, 2006	($2,403,595)	$2,587,516	($3,441,270)	($608,403)	($941,438)
Income (Loss) per share as reported:
Basic	($0.25)	$0.25	($0.27)	($0.14)	($0.10)
Diluted	($0.25)	$0.25	($0.27)	($0.14)	($0.10)
Income (loss) per share assuming capitalization starting December 1, 2006:
Basic	($0.25)	$0.24	($0.34)	($0.06)	($0.10)
Diluted	($0.25)	$0.24	($0.34)	($0.06)	($0.10)

Goodwill Valuation

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. The process of determining goodwill requires judgment. Evaluating goodwill for impairment involves the determination of the fair value of the reporting units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and the strategic plans with regard to the operations. To the extent additional information arises or the strategies change, it is possible that the conclusion regarding goodwill impairment could change, which could have a material effect on the financial position and results of operations. For those reasons, the Company believes that the accounting estimate related to goodwill impairment is a critical accounting estimate.

The Company reviews goodwill annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 142, goodwill and other intangible assets. The Company performed its annual impairment test of goodwill as of June 30, 2008 and determined that goodwill was impaired which resulted in the Company writing down to zero the Goodwill that was recognized as a component of the Strategy First acquisition.

Intangible Assets

Intangible assets include software game titles and non-competition agreements. Intangible assets, excluding goodwill and Empire game titles are stated on the basis of cost and are amortized on a straight-line basis over estimated lives of three to ten years. Empire game titles are amortized over a five-year period based on weighted average expected sales from the date the title is launched. For titles that have not yet been launched as of June 30, 2008 a launch date was estimated to project future amortization.

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

Interest Rate Risk

On June 30, 2008, the cash resources earned interest at variable rates. Accordingly, the Company’s return on these funds is affected by fluctuations in interest rates. The Company also has significant debt that is tied to interest rates and, therefore, any increase in interest rates will have a negative effect on the Company’s interest payments. At June 30, 2008, the Company had two convertible notes outstanding with a combined balance of approximately $8.9 million. Interest on $1.4 million of these convertible notes is based on a floating rate equal to prime plus 1.5%. A hypothetical 100 basis point change in interest rates would result in an approximate $89,000 change in annual interest expense.

In addition to the convertible debentures the Company had a secured line of credit facility at June 30, 2008. Based on the June 30, 2008 balance on this facility, a hypothetical 100 basis point change in interest rates would result in an approximately $10,000 change in annual interest expense.

Empire has a line of credit secured by its receivables, inventory, real property and intangible assets. As of June 30, 2008, the amount outstanding under this facility was approximately $632,000. The line of credit accrues interest at an annual rate of 8.25%. A hypothetical 100 basis point change in interest rates would result in an approximately $6,300 change in annual interest expense.

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

Net revenues by currency as reported in US dollars for the fiscal years ending June 30, 2008 and 2007 were as follows:

	2008	2007
Euros	$10,651,072	$7,727,218
Pound sterling	9,886,934	5,139,752
US dollars	4,777,030	6,786,976
Canadian dollars	165,309	140,338
Other currencies	93,039	—
Total net revenues	$25,573,384	$19,794,284

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Silverstar Holdings, Ltd.

Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Silverstar Holdings, Ltd. and Subsidiaries (the Company) as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended June 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silverstar Holdings, Ltd. and Subsidiaries at June 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements referred to above have been prepard assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company's present financial situation raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to this matter are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RACHLIN, LLP

Miami, Florida

October 14, 2008

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2008 AND 2007

ASSETS	2008	2007
Current assets:
Cash and cash equivalents (Includes restricted cash of $985,995)	$2,215,109	$3,693,149
Cash restricted for foreign tax estimated liability	677,344	1,064,040
Accounts receivable, net	2,232,343	6,908,846
Inventories net	445,927	900,128
Current portion of long term notes receivable	216,633	256,982
Prepaid expenses and other current assets	364,576	669,730
Assets available for sale	80,205	505,650
Total current assets	$6,232,137	$13,998,525
Property, plant and equipment, net	403,723	488,031
Software development costs, net	8,045,698	5,183,033
Investments in non-marketable securities	1,131,066	1,143,566
Long term notes receivable	—	214,222
Goodwill, net	—	890,038
Intangible assets, net	5,732,835	20,611,189
Deferred tax asset	—	625,217
Deferred charges and other assets	864,689	631,843
Total assets	$22,410,148	$43,785,664
Liabilities and stockholders’ equity
Current liabilities:
Lines of credit	$1,618,164	$2,875,472
Notes payable – acquisition	2,666	5,475,179
Earn out notes payable – acquisition	405,437	3,847,426
Accounts payable	5,041,603	6,959,835
Accrued royalty expense	1,472,424	2,937,887
Accrued payroll tax expense	817,269	1,585,196
Accrued expenses	2,276,573	1,770,656
Deposits on July 2007 private placement	—	630,403
Estimated liability for foreign tax	279,514	616,458
Total current liabilities	$11,913,650	$26,698,512
Convertible secured debenture	7,354,637	4,790,779
Other long term liabilities	421,363	412,363
Total liabilities	$19,689,650	$31,901,654
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, class A, $0.01 par value, 50,000,000 shares authorized 19,956,177 (1,496,700 shares in treasury) and 9,621,891shares issued and outstanding, respectively	198,210	96,218
Common stock, Class B, $0.01 par value, 2,000,000 shares authorized; 0 shares and 835,260 shares issued and outstanding	—	8,353
Common stock, FSAH Class B, $0.001 par value, 10,000,000 shares authorized; 0 shares and 2,671,087 shares issued and outstanding	—	600
Additional paid-in capital	83,304,462	67,843,919
Accumulated deficit	(81,282,895)	(56,796,978)
Other comprehensive income	500,721	731,898
Total stockholders’ equity	$2,720,498	$11,884,010
Total liabilities and stockholders’ equity	$22,410,148	$43,785,664

See notes to consolidated financial statements.

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30, 2008, 2007 AND 2006

	2008	2007	2006
Net revenues	$25,573,384	$19,794,284	$3,316,429
Operating expenses:
Cost of sales	11,136,794	6,513,072	555,184
Development costs and royalties	2,072,217	2,133,430	942,678
Selling, general and administrative	14,183,789	8,084,118	2,931,243
Amortization of software development costs	4,163,268	337,243	—
Amortization of acquired intangibles	6,642,187	4,235,634	148,797
Depreciation	260,188	159,743	31,687
	38,458,443	21,463,240	4,609,589
Operating loss	(12,885,059)	(1,668,956)	(1,293,160)
Other income (expense)	(6,799)	(4,235)	39,959
Foreign currency gains (losses)	(157,944)	246,593	(749,764)
Acquisition costs incurred	—	—	(321,412)
Amortization of convertible debt discounts and issuance costs	(895,886)	(592,405)	(769,566)
Foreign tax expense	—	—	(600,000)
Impairment Loss – Goodwill	(933,122)	—	—
Impairment Loss – Intangible Assets	(8,605,517)	—	—
Interest expense	(701,775)	(883,929)	(560,841)
Gain on sale of fixed assets	90,348	—	—
Interest income	225,730	484,393	633,131
Loss from continuing operations before income taxes	(23,870,024)	(2,418,539)	(3,621,653)
(Provision) benefit for income taxes	(615,893)	11,918	—
Loss from continuing operations	(24,485,917)	(2,406,621)	(3,621,653)
Discontinued operations:
Income from operations net of income taxes of $0, $0 and $0,
respectively	—	—	161,753
Gain on disposition, net of income taxes of $0, $0 and $0, respectively	—	—	1,480,710
Net loss	($24,485,917)	($2,406,621)	($1,979,190)
Income (loss) per share:
Basic:
Continuing operations	($1.33)	($0.25)	($0.39)
Discontinued operations	—	—	$0.18
Diluted:
Continuing operations	($1.33)	($0.25)	($0.39)
Discontinued operations	—	—	$0.17
Net loss	($1.33)	($0.25)	($0.21)
Weighted average common stock outstanding:
Basic	18,405,973	9,726,520	9,102,286
Diluted	18,405,973	9,726,520	9,574,910

See notes to consolidated financial statements.

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

YEARS ENDED JUNE 30, 2008, 2007 AND 2006

	Silverstar Holdings Ltd. Class A Common Stock		Silverstar Holdings Ltd. Class B Common Stock		First South African Holdings Class B Common Stock		Additional Paid-in		Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance June 30, 2005	8,233,324	$82,333	835,260	$8,353	2,671,087	$600	$64,602,803	($52,411,167)	$5,596	$12,288,518
Year ended June 30, 2006:
Stock issued prior obligation	45,450	455	—	—	—	—	49,540	—	—	49,995
Discounts on convertible debt	—	—	—	—	—	—	789,738	—	—	789,738
Exercise of stock options	30,000	300	—	—	—	—	22,200	—	—	22,500
Stock-based compensation	—	—	—	—	—	—	104,634	—	—	104,634
Shares issued for services	20,000	200	—	—	—	—	27,000	—	—	27,200
Purchase and retirement of treasury stock	(15,000)	(150)	—	—	—	—	(22,528)	—	—	(22,678)
Net loss	—	—	—	—	—	—	—	(1,979,190)	—	(1,979,190)
Other comprehensive income foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	—	—	119,765	119,765
Balance, June 30, 2006	8,313,774	$83,138	835,260	$8,353	2,671,087	$600	$65,573,387	($54,390,357)	$125,361	$11,400,482
Year ended June 30, 2007
Stock issued prior obligation	37,595	375	—	—	—	—	49,625	—	—	50,000
Private placement shares issued	371,200	3,712	—	—	—	—	646,288	—	—	650,000
Shares issued for acquisition	406,180	4,062	—	—	—	—	718,938	—	—	723,000
Warrants on convertible debt	—	—	—	—	—	—	62,868	—	—	62,868
Exercise of stock options	158,728	1,587	—	—	—	—	54,885	—	—	56,472

	Silverstar Holdings Ltd. Class A Common Stock		Silverstar Holdings Ltd. Class B Common Stock		First South African Holdings Class B Common Stock		Additional Paid-in		Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Shares issued for services	177,000	1,770	—	—	—	—	296,290	—	—	298,060
Stock-based compensation	—	—	—	—	—	—	218,638	—	—	218,638
Shares issued for debenture amendment	172,414	1,724	—	—	—	—	248,276	—	—	250,000
Purchase and retirement of treasury stock	(15,000)	(150)	—	—	—	—	(25,276)	—	—	(25,426)
Net loss	—	—	—	—	—	—	—	(2,406,621)	—	(2,406,621)
Other comprehensive income foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	—	—	606,537	606,537
Balance June 30, 2007	9,621,891	$96,218	835,260	$8,353	2,671,087	$600	$67,843,919	($56,796,978)	$731,898	$11,884,010

Year ended June 30, 2008:
Private placement shares issued	6,206,891	62,068	—	—	—	—	8.937,926	—	—	8,999,994
Private placement issuance expenses	—	—	—	—	—	—	(1,089,726)	—		(1,089,726)
Conversion of Debt	2,164,899	21,649	—	—	—	—	3,579,326	—	—	3,600,975
Stock-based compensation	—	—	—	—	—	—	624,157	—	—	624,157
Warrants on convertible debt	—	—	—	—	—	—	621,480	—	—	621,480
Discounts on convertible debt	—	—	—	—	—	—	996,480	—	—	996,480
Exercise of warrants	854,676	8,547	—	—	—	—	1,389,390	—	—	1,397,937
Exercise of stock options	122,500	1,225	—	—	—	—	169.625	—	—	170,850
Conversion of Shares	835,260	8,353	(835,260)	(8,353)	(2,671,087)	(600)	600	—		—
Shares issued for services	150,000	150	—	—	—	—	149,850	—	—	150,000
Warrants issued for services	—	—	—	—	—	—	81,435	—	—	81,435
Net loss	—	—	—	—	—	—	—	(24,485,917)	—	(24,485,917)
Other comprehensive Income, foreign currency translation adjustment net of taxes	—	—	—	—	—	—	—	—	(231,177)	(231,177)
Balance June 30, 2008	19,956,117	$198,210	—	$—	—	—	$83,304,462	($81,282,895)	$500,721	$2,720,498

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2008, 2007 AND 2006

Cash flows from operating activities:	2008	2007	2006
Net loss	($24,485,917)	($2,406,621)	($1,979,190)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	11,961,529	5,325,025	950,049
Impairment of goodwill	933,122	—	—
Impairment of intangible assets	8,605,517	—	—
Loss on disposal of marketable securities	12,500	—	—
(Gain) loss on disposal of fixed assets	(90,348)	(6,798)	1,466
Stock-based compensation	772,461	260,305	112,967
Stock issued for services	231,435	548,060	27,200
Common stock issued for warrants	—	—	—
Bad debt expense (recovery)	(40,237)	80,801	—
Unrealized foreign currency (gains) losses	138,590	(701,152)	(97,691)
Accrued interest income on notes receivable	(17,970)	(26,786)	(399,343)
Changes in operating assets and liabilities, net	(6,001,608)	(4,527,960)	(133,092)
Increase in estimated liability for foreign tax	(291,829)	—	600,000
(Increase) decrease in other assets	77,808	(15,564)	(102,446)
Decrease in deferred tax asset	631,496	—	—
Increase in other liabilities	—	177,325	—
Gain on sale of discontinued operations	—	—	(1,480,710)
Net changes in assets and liabilities of discontinued operations --	—	—	(220,409)
Net cash used in operating activities	($7,563,451)	($1,293,365)	($2,721,199)
Cash flows from investing activities:
Acquisition expenses capitalized	—	—	(41,264)
Cash paid for acquisition of subsidiaries	—	(7,969,194)	—
Proceeds from sale of fixed assets	660,896	19,900	—
Investment in marketable securities	—	—	(300,000)
Purchase of intangible assets	(760,055)	—	(208,928)
Purchase of fixed assets	—	(102,396)	(12,451)
Proceeds from repayment of long-term note receivable	228,533	192,427	3,219,417
(Increase) decrease in cash restricted for foreign tax estimated liability	281,762	1,869,302	(2,933,342)
Net proceeds on disposal of discontinued operations	—	—	3,693,378
Net cash (used in) provided by investing activities	$411,136	($5,989,957)	$3,416,810
Cash flows from financing activities:
Short term borrowings (repayments), net	(10,150,413)	(213,951)	580,608
Net proceeds from convertible debenture	6,576,809	827,580	4,373,301
Repayments of long term debt	—	—	(159,139)
Repayments of convertible debt	—	—	(1,400,000)
Proceeds from private placement sales of common stock	7,910,269	650,000	—
Proceeds from the exercise of stock options	170,850	56,472	22,500
Proceeds from the exercise of warrants	1,397,937	—	—
Purchase of treasury stock	—	(25,426)	(22,678)
Net cash provided by discontinued operations	—	—	—
Net cash provided by financing activities	$5,905,452	$1,294,675	$3,394,592
Effect of exchange rates on cash	(231,177)	606,537	119,765
Net increase (decrease) in cash and cash equivalents	(1,478,040)	(5,382,110)	4,209,968
Cash and cash equivalents, beginning of period	3,693.149	4,865,291	4,865,291
Cash and cash equivalents, end of period	$2,215,109	$3,693,149	$9,075,259
Supplemental cash flow information:
Cash paid for interest	$593,329	$622,318	$539,155
Cash paid for income taxes	$800	$22,092	$—

See notes to condensed consolidated financial statements

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008, 2007 AND 2006

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

On November 17, 2000, the Company acquired Fantasy Sports, Inc. (“Fantasy”). Fantasy specializes in Internet-based subscriptions for NASCAR, college football and basketball and other fantasy sports games. On April 7, 2006, the Company sold substantially all the assets and transferred certain liabilities of Fantasy Sports, Inc which is reflected as discontinued operations in the accompanying financial statements. (See Note 15.)

In April 2005, the Company acquired Strategy First, Inc. (www.strategyfirst.com), a leading developer and worldwide publisher of entertainment software for the PC. Founded in 1990, the company publishes software games primarily for the PC platform.

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
Silverstar Acquisitions, PLC
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

Concentrations of Credit and Market Risks

Financial instruments that potentially subject the Company to concentrations of credit and market risk are comprised of cash and cash equivalents, accounts receivable and notes receivable. For the fiscal year ended June 30, 2008, Empire conducted a major portion of its business with one customer who accounted for more than 10% of total revenues. Sales to this customer amounted to approximately $2,605,000 (11% of net sales of Empire and 10% of the consolidated Company sales). At June 30, 2008, the Company had two customers who owed greater than 10% of the fiscal year end net accounts receivable balance of $2,232,000. Amounts due from these customers totaled $685,000 or 30.71% of the total accounts receivable at June 30, 2008.

The Company did not have a major concentration of customers for the fiscal year ended June 30, 2007. For the fiscal year ended June 30, 2006, Strategy First conducted a major portion of its business with four customers, each of whom accounted for more than 10% of total revenues. Combined sales to these customers amounted to approximately $1,998,000 (60% of net sales) during the year ended June 30, 2006. Accounts receivable from these customers amounted to $414,000 (65%) of total accounts receivable at June 30, 2006.

Cash

The Company currently maintains a substantial amount of cash and cash equivalents with financial institutions in South Africa denominated in South African Rand. Changes in the value of the Rand compared to the US dollar may have an unfavorable impact on the value of the cash and cash equivalents. In addition, these financial instruments are not subject to credit insurance.

The Company maintains deposit balances at US financial institutions that, from time to time, may exceed federally insured limits. The Company maintains its cash with high quality financial institutions, which the Company believes limits risk. As of June 30, 2008, amounts in excess of federally insured amounts totaled approximately $2,779,000.

Accounts Receivable

The Company extends credit to various companies in the retail and mass merchandising industries. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact overall credit risk. Although the Company generally does not require collateral, it performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Significant judgment is required to estimate the allowance for doubtful accounts in any accounting period. The Company analyzes customer concentrations, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

Notes Receivable

The Company’s notes receivable are to be settled in South African Rand by South African companies. The Company’s ability to collect on these notes may be affected by the financial condition of the debtor’s economic conditions in South Africa and the value of the South African Rand, as compared to the US dollar. In addition, the Company’s ability to withdraw these funds from South Africa after collection may be subject to approval by the South African government.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is taken on property and equipment using accelerated and straight-line methods over the expected lives of the assets. Estimated useful lives of fixed assets are as follows:

Years
Leasehold improvements	5
Furniture and equipment	3-5
Development equipment	2
Motor vehicles	4

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

The Company’s goodwill represents the excess acquisition cost over the fair value of the tangible and identified intangible net assets of Strategy First acquired in 2005. For the years ended June 30, 2008, 2007 and 2006, the Company applied what it believes to be the most appropriate valuation methodology for the reporting unit. If the Company had utilized different valuation methodologies, the impairment test results could differ. There was an impairment of goodwill recognized in the fourth quarter ended June 30, 2008 of $933,122 and $0 during fiscal years ended 2007 and 2006, respectively.

Intangible Assets

Intangible assets include software game titles and non-competition agreements. Intangible assets, excluding goodwill and Strategy First game titles are stated on the basis of cost and are amortized on a straight-line basis over estimated lives of three to ten years. Empire game titles are amortized over a five-year period based on weighted average expected sales from the date the title is launched. For titles that have not yet been launched as of June 30, 2008 a launch date was estimated to project future amortization. (See NOTE 11.)

Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise. Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets. Should these cash flows not equal or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required. During the fourth quarter ended June 30, 2008, the Company recognized a non-cash inpairment  loss of $8,605,517 (See Note 11).

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ending June 30, 2008, 2007 and 2006 were $2,058,331, $1,815,837 and $182,295 respectively.

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

On July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, and interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes. FIN 48 prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions that a tax position will be sustained upon examination, including resolution of any related positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. In making this assessment, a company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position and must assume that the tax position will be examined by appropriate taxing authority that would have full knowledge of all relevant information. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements. In addition, the recognition threshold of more-likely-than-not must continue to be met in each reporting period to support continued recognition of the tax benefit. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the financial reporting period in which that threshold is no longer met. As a result of the implementation of FIN 48, the Company did not recognize a liability for unrecognized tax benefits or adjust any recorded liabilities for uncertain tax positions and, accordingly, the Company was not required to record any cumulative effect adjustment to beginning of year retained earnings. As of both the date of adoption and June 30, 2008, there was no material liability for income tax associated with unrecognized tax benefits. The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next 12 months.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” This standard replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The standard requires companies to recognize all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values on the grant date and is effective for annual periods beginning after June 15, 2005. In accordance with the revised statement, the Company recognized the expenses attributable to stock options granted or vested subsequent to July 1, 2005. During the fiscal years ended June 30, 2008, 2007 and 2006 the Company recognized expenses of $ 772,461, $218,638 and $104,634 respectively, for employee stock options that vested during fiscal years 2008, 2007 and 2006.

The Company also recognized expenses of $148,304, $41,667 and $8,303 during the fiscal year ending June 30, 2008, 2007, and 2006 respectively for the vesting of restricted shares that were granted to members of the Board of Directors. On June 27, 2007 the Company granted restricted stock awards to members of the Board of Directors totaling $120,000. These awards vested on March 27, 2008 and were expensed ratably until fully vested. On March 27, 2008 the Company granted restricted stock awards to members of the Board of Directors totaling $113,218. These awards will vest on March 26, 2009 and will be expensed ratably over twelve months until fully vested. The $41,667 expense recognized during the fiscal year ending 2007 was the result of the ratable vesting of 37,955 restricted shares that were granted in the fourth quarter of the fiscal year ended June 30, 2006.

The weighted average grant date fair value of options granted in 2008, 2007 and 2006 and the significant assumptions used in determining the underlying fair value of each option grant on the date of the grant utilizing the Black Scholes option pricing model are noted in the following table. Expected volatility is based on historical volatility data of the Company’s stock. As a result of the acquisition of Empire which significantly changed the size and complexity of the Company, the volatility of options granted after March 31, 2007 were computed using the average volatility of competitor companies in the entertainment software industry. Historical stock prices would not be indicative of their future prices, since the Company itself is so different from what it was historically. SFAS 123R requires the use of expected volatility in the calculation of the compensation expense of a stock option. While it allows the use of historical volatility in calculating expected volatility, it does not require the use of historical volatility and encourages the use of other factors.

The expected term of stock options granted is based on historical data and represents the period of time that stock options are expected to be outstanding. The risk-free rate of the stock options is based on the United States Treasury rate in effect at the time of grant.

	2008	2007	2006
Weighted average grant-date fair value of options granted	$0.68	$0.69	$1.08
Assumptions
Risk free interest rate	1.75-5.08	4.65-4.82%	4.82%
Expected life	2.7– 4 years	0-5 Years	5 Years
Expected volatility	40-42%	42-111%	111%
Expected dividend yield	0.00%	0.00%	0.00%

Based on existing unvested option agreements the Company anticipates an additional expense of approximately $335,777 in fiscal 2009 which could increase if additional options are granted during the fiscal year. As of June 30, 2008, $610,660 of the total unrecognized compensation costs related to non-vested options is scheduled to be recognized over a weighted average period of 2.24 years.

Net Income (Loss) Per Share

Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding and dilutive potential common shares reflecting the dilutive effect of stock options, warrants, convertible debentures and shares to be issued in connection with prior acquisitions unless their effect is anti-dilutive. Dilutive potential common shares, stock options, warrants and convertible debentures for all periods presented are computed utilizing the treasury stock method. The total number of shares that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted earnings per share because to do so would have been anti dilutive, were 732,460, 697,108 and 0 in 2008, 2007 and 2006, respectively.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.

Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes how to measure fair value based on a three-level hierarchy of inputs, of which the first two are considered observable and the last unobservable.

•	Level 1- Quoted prices in active markets for identical assets or liabilities.

•

Level 2- Inputs other than level1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

SFAS is effective for the Company’s fiscal year ended June 30, 2009. The Company is presently reviewing the provisions of SFAS 157 to determine the impact, if any, on our consolidated financial statements.

In February 2008 the FASB issued FASB Staff Position No. 157-2 which provides for a one year deferral of the effective date of SFAS 157 for non- financial assets and non- financial liabilities, except for those that are recognized or disclosed in the financial statements at fair value at least annually.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of FASB Statement No. 115” (“FASB 159”). This standard permits an entity to measure financial instruments and certain other items at the estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 15, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. SFAS No. 159 is effective for the Company’s fiscal year ending June 30, 2009. The Company is currently evaluating the impact of SFAS 159, if any, on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R  establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R  are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing the financial impact of SFAS 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS 160. SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” or ARB 51, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141R. In addition, SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The provisions of SFAS 160 are effective for fiscal years beginning March 1, 2009. Earlier adoption is prohibited. The Company is currently assessing the financial impact of SFAS 160 on the consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 amends SFAS 133 and changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the financial impact of SFAS 161 on the consolidated statements.

In May 2008, the FASB issued SAFS No. 162, The Hierarchy of Generally Accepted accounting Principles. The current GAAP hierarchy as set forth in the American Institutes of Certified Public Accountants (AICPA) Statement on Auditing Standards No.60, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity (2) it is complex and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing SFAS to achieve that result. SFAS 161 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently reviewing the provisions of SFAS162 to determine the impact, if any, on our consolidated financial statements.

NOTE 3.	GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations, negative cash flows from operations, and as of June 30, 2008, the Company’s current liabilities exceeded its current assets by $5,681,513. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to meet its ongoing cash requirement as follows:

•

Generate significant short term operating earnings and cash flow primarily through its Empire subsidiary. Empire’s title release schedule for the next 12 months includes several multi-platform games most notably Hello Kitty and PipeMania. The Company anticipates that the launch of these games, along with Empire’s ongoing business will generate operating profits and cash flow in the short term. Empire continues to explore US distribution agreements with major entertainment publishers which would provide significant short term cash flow.

•

On September 9, 2008, the Company and Empire Interactive entered into a term sheet with a fund whereby Empire would be provided a senior secured revolving loan of up to $8 million. The loan will be secured by all of the assets of Empire and is subject to borrowing base availability which consists of accounts receivable inventory and intellectual property. The loan proceeds will be used to repay the outstanding balance of the current Barclays Commercial line of credit, finance the development and marketing of existing and new games and for working capital purposes. Based on the current due diligence and legal documentation, the Company anticipates this loan to close in early November.  (See Subsequent Events).

•

Raise additional capital through the sale of certain intellectual property. The Company has had preliminary discussions with a third party to sell certain of its intellectual property and would entertain the sale of such intellectual property should the sales price justify a transaction.

•

The Company has approximately $677,000 of restricted cash set aside to match its current South African tax assessment. The Company believes that it has strong arguments to set aside this assessment. If this assessment is set aside, this cash would be available for operations.

Management believes that these actions and others to be taken by the Company will provide the opportunity for it to improve liquidity and achieve profitability. In addition, the Company believes that if they close on the $8 million loan in November 2008, they would be able to sustain operations through fiscal 2009. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4.	ACQUISITIONS

Empire Interactive

On December 4, 2006, the Company announced that it had achieved more than 90% acceptance of its offer to acquire the shares of Empire. Based on these acceptances, the Company announced a formal closing of the offer to Empire shareholders and took control effective December 1, 2006.

The offer provided for either a cash payment of approximately $.13 per share (£.07 p), or an earn-out alternative, where the initial payment was approximately $.09 per share (£.049 p), with a further $.094 per share (£.05 p) in loan notes payable in October 2007. Additionally, there was an earn-out payable in April 2008. The earn-out was based on a formula of Empire’s EBITDA (as defined) for the fiscal year ended June 30, 2007. The Company’s June 30, 2008 balance sheet includes an earn-out liability of approximately $.0405 million (£0.203 million) based on the June, 2008 foreign exchange rate of $1.9954 US dollars to the British pound.

The aggregate purchase price for Empire’s stock was approximately $17.98 million (£9.22 million) (after adjusting for the actual earn out payable) based on the December 1, 2006 foreign exchange rate of 1.9508 US dollar to the UK pound of which amount approximately $5.2 million are loan notes which matured October 31, 2007 (of which all but $3 thousand had been repaid as of June 30, 2008) and $3.8 million are loan notes payable in April 2008 (of which approximately $3.4 million had been repaid as of June 30, 2008). $.7 million of the acquisition expenses were paid by the issuance of 406,180 shares of Silverstar’s Class A common stock. Of this amount 350,000 shares were issued to a consultant to the Company as a finder’s fee for the transaction pursuant to his consulting contract. The consultant was subsequently appointed Chairman of the Board of Empire. Of the remaining $8.3 million of the purchase price approximately $8.0 million has been paid by utilizing the Company’s internal cash resources. The remaining $.3 million has been accrued as a short-term liability.

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

The following unaudited proforma summary presents consolidated financial information as if the acquisition of Empire had occurred effective July 1, 2006.The proforma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the consolidated entities.

Fiscal Year Ended June 30, 2007
Net revenues	$30,028,696
Net loss	($4,287,987)
Loss per share
Basic and diluted:
Continuing operations	($0.44)
Discontinued operations	—
Net loss	($0.44)

NOTE 5.	ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows at June 30, 2008 and 2007:

	2008	2007
Accounts Receivable	$5,444,591	$10,632,994
Less allowance for returns	(2,961,902)	(3,536,690)
Less allowance for doubtful accounts	(250,346)	(187,458)
	$2,232,343	$6,908,846

NOTE 6.	INVENTORIES

Inventories consist of finished goods and component materials of $445,927 and $900,128 at June 30, 2008 and 2007, respectively.

NOTE 7.	PROPERTY, PLANT AND EQUIPMENT

The components of property and equipment are as follows at June 30, 2008 and 2007:

	2008	2007
Leasehold improvements	$20,084	$243,081
Furniture and equipment	1,580,966	1,553,093
Development equipment	1,635,705	1,646,352
Motor vehicles	—	40,192
	3,236,755	3,482,718
Less accumulated depreciation	(2,833,032)	(2,994,687)
	$403,723	$488,031

Depreciation expense was approximately $260,188, $160,000 and $32,000 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

NOTE 8.	SOFTWARE DEVELOPMENT COSTS

At June 30, 2008, capitalized software costs are as follows:

	2008	2007
Capitalized software costs	$12,544,806	$5,524,293
Less accumulated amortization	(4,499,108)	(341,260)
	$8,045,698	$5,183,033

Software development costs are amortized over a five-year period based on weighted average expected sales from the date commercial feasibility is reached. Amortization expense was $4,163,268, $337,243 and $0 for the years ended June 30, 2008, 2007 and 2006, respectively.

NOTE 9.	INVESTMENTS IN NON-MARKETABLE SECURITIES

A summary of the investments in non-marketable securities on the consolidated balance sheet is presented below:

	Effective	As of and for the Year Ended
Investments in unconsolidated affiliates:	Percentage	June 30, 2008	June 30, 2007
Magnolia Broadband, Inc.	2.5%	$1,131,066	$1,131,066
Other		—	12,500
		$1,131,066	$1,143,566

Between April 2000 and January 2006, the Company invested $3,250,000 in Magnolia through the purchase of Series A and D Preferred Stock.

Magnolia is a development stage company established to develop and market wireless based chips primarily for the mobile handset market.

In assessing the fair value of the Company’s investment in Magnolia, the Company monitors their progress through monthly board meetings and additional formal and informal communications. Magnolia, since inception, has set technical goals and timelines, which were invariably met or surpassed. Furthermore, Magnolia excelled in hiring high level technical staff with advanced degrees and experience in management of corporations such as Nokia, Bell Labs, Motorola, and Anadigics. The willingness of highly qualified individuals to leave established corporations for a start-up opportunity provided validation for the belief in Magnolia’s potential. This promise was further validated by the significant investments made by leading venture capital funds in various equity financings from 2002 through August 2006, and by positive field trials and responses from potential customers in the United States and internationally.

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

In performing the analysis of the possible impairment of the investment in Magnolia as of June 30, 2008, 2007 and 2006, the Company considered the investment in Magnolia in total in accordance with paragraph 19(h) of APB No. 18.

In performing the analysis for 2006, the Company looked to the $13 million in financing Magnolia received during the fiscal year from existing investors as well as the $5 million in financing they received from existing and outside investors in July 2006. The Company’s investment in Magnolia was not considered impaired at June 30, 2006. It again computed the fair value of the holdings in Magnolia Broadband by multiplying the number of shares owned by the price for shares paid by investors in the last placement round, which resulted in a fair value that was greater than the carrying value of the investment.

In performing the analysis for 2007, the Company looked to the $5 million in financing received from existing and outside investors in July 2006. The Company’s investment in Magnolia was not considered impaired at June 30, 2007. It again computed the fair value of the holdings in Magnolia Broadband by multiplying the number of shares owned by the price for shares paid by investors in the last placement round, which resulted in a fair value that was greater than the carrying value of the investment.

In performing the analysis for 2008, the Company looked to the $5 million in financing received from existing and outside investors from July 2006 as well as the terms of the bridge loans received by Magnolia since that time. It again computed the fair value of the holdings in Magnolia by multiplying the number of shares owned by the price for shares paid by investors in the last placement round which resulted in a fair value that was greater than the carrying value of the investment. Furthermore, the Company has closely monitored the most recent field trials and commercial discussions that Magnolia had conducted with some of the largest cell phone operators in North America and Europe. It is clear that these operators see a need for the network performance enhancement facilitated by Magnolia’s technology. It, furthermore, seems increasingly likely that these operators will require these performance enhancements in their new products. Therefore, Magnolia’s commercial prospects are now closer to realization than they have been since the company’s inception. There can be no assurance that the technology will be commercialized. Should no actual commercial progress be achieved in the current fiscal year, the Company will reassess the validity of its current valuation of its stake in Magnolia.

NOTE 10.	LONG-TERM NOTES RECEIVABLE

In connection with the sale of the South African subsidiary in November 2000, as well as the earlier sale of two other subsidiaries, the Company received as partial consideration three notes receivable denominated in South African Rand. These notes are subject to foreign currency risk and a portion of one was subject to certain performance requirements of the debtor. The first note was for R52 million of which R20 million (plus accrued interest) was treated as contingent consideration to be recorded when collected as it was secured only by the debtor’s stock in Lifestyle and therefore collection was not assured. R31.4 million of the third note, was payable as the borrower collected on junior debt. In December 2004, the Company received a payment in the amount of R31.4 million in partial payment of the outstanding principal and interest. The Company received R20.07 million on June 30, 2006 in payment of the note’s remaining principal balance and accrued interest in full.

Two notes remain outstanding at June 30, 2008. Both require monthly payments ranging from R50,000 to R169,641 and both bear interest at 5%.

	2008	2007
Balance	$216,633	$471,204
Less current portion	—	256,982
	$216,633	$214,222

NOTE 11.	INTANGIBLE ASSETS

The components of amortized intangible assets as of June 30, 2008 and 2007 are as follows:

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Game titles - Strategy First	10 years	$1,713,520	($521,333)	$1,192,187
Game titles - Empire	5 years	$23,198,600	(18,657,952)	$4,540,648
Balance on June 30, 2008		$24,912,120	($19,179,085)	$5,732,835

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Total
Game titles - Strategy First	10 years	$1,635,552	($334,032)	$1,301,520
Game titles - Strategy First	5 years	$23,437,099	($4,127,430)	$19,309,669
Balance on June 30, 2007		$25,072,651	$4,461,462	$20,611,189

Game titles acquired as part of the acquisition of Strategy First are amortized using the straight-line method over a ten-year period.  The game titles of Empire are amortized over a five-year period based on weighted average expected sales from the date the title is launched. For titles that have not been launched as of June 30, 2008 a launch date was estimated to project future amortization.

The Company incurred a non-cash impairment loss on certain acquired intangible assets of $8,605,517. This impairment was due to an updated third party valuation of the expected value of the acquired intangible assets of Empire consisting of individual game titles. Although in total, the value of all game titles approximates its carrying value, certain individual game titles were impaired due to lower than projected sales and an increase in the imputed cost of capital. There was no impairment charge in the prior year.

Amortization expense for intangible assets was $6,642,187, $4,235,634, and $148,797 for the years ended June 30, 2008, 2007 and 2006 respectively.

Estimated amortization expense for the five succeeding fiscal years is as follows:

2009	$1,309,967
2010	1,500,347
2011	1,284,048
2012	760,551
2013	396,120
Thereafter	481,802
Total	$5,732,835

NOTE 12.	DEBT

Lines of Credit

In June 2002, the Company obtained a secured line of credit facility for borrowings up to $1.0 million, which is fully secured by cash balances held in the Company’s account. This liability is due on demand and has a floating interest rate that is based on the prime rate minus 1.75%. On June 30, 2008, the prime rate was 5%. The balance outstanding under this line of credit at June 30, 2008 and June 30, 2007 was $985,995 and $590,990 respectively.

Empire has a line of credit secured by its receivables, inventory, real property and intangible assets. As of June 30, 2008 and June 30, 2007 the amount outstanding under this facility was $632,169 (£316,813) and $2,284,482 (£ 1,140,018) respectively. The line of credit accrues interest at an annual rate of 8.25%. This line expired on June 30, 2008 and remains available subject to the lenders approval.

At June 30, 2008 and 2007, the weighted average interest rate under these two lines of credit was 5.20% and 7.93% per annum, respectively.

Notes Payable

On June 30, 2008 the Company owed $2,666 in notes payable to former shareholders of Empire pursuant to the offer made for the acquisition of Empire. The Company owed $5,475,179 on these notes at June 30, 2007. This amount included accrued interest at 4% per annum and was payable on October 31, 2007. All note holders who have tendered their notes have been paid in full.

The Company owed $405,437 as of June 30, 2008 as earn out consideration based on Empire’s EBITDA for the fiscal year ended June 30, 2007 that was payable on April 30, 2008. The balance on these notes at June 30, 2007 was $3,847,426. Interest accrued at 4% per annum beginning November 1, 2007.

NOTE 13.	CONVERTIBLE SECURED DEBENTURES

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

On March 19, 2008, the Company issued to accredited investors 9% Secured Convertible Debentures in the aggregate principal amount of $7,500,000 due March 19, 2012 and warrants to purchase an aggregate of 3,124,999 shares of the company’s common stock, par value $.01 per share at an exercise price of $1.50 per share. The term of the warrants is five years.

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

During the twelve months ending June 30, 2008 the Purchaser converted an aggregate amount of $3,600,000 of their 2005 Debenture in exchange for 2,164,899 shares of Class A common stock,

The balance of the notes as of June 30, 2008 and June 30, 2007, net of unamortized discounts was as follows:

	June 30, 2008	June 30, 2007
Principal amount of notes	$8,900,000	$5,000,000
Discounts for beneficial conversion features	(589,303)	(58,765)
Discounts for fair value of warrants and options	(956,060)	(150,456)
Balance, net of unamortized discounts	$7,354,637	$4,790,779
Less current portion	—	—
Long-term portion	$7,354,637	$4,790,779

Scheduled maturities of the convertible debentures as of June 30, 2008 are as follows:

1 Year or less	$ —
April 30, 2010	1,400,000
March 19, 2012	7,500,000
Total	$8,900,000

Interest expense related to the notes amounted to $329,828 and $429,504 during the years ended June 30, 2008 and 2007, respectively.

Amortization of discounts for the beneficial conversion features and warrants resulted in charges to Amortization of Convertible Debt Discounts and Issuance Costs totaling $281,818 and $235,192 during the fiscal years ended June 30, 2008 and 2007 respectively The Company also incurred loan costs of $2,192,311 directly related to securing these notes, which includes $1,020,000 paid for personal guarantees on the outstanding balances. The annual guarantees are equal to 5% of the outstanding loan balance on the Convertible debt that was modified in June of 2007 and 6% of the March 19, 2008 debenture. The loan costs were originally amortized over the term of the notes. As a result of the June 2007 debt modification the remaining loan issuance costs are being amortized on a straight line method through April 30, 2010. Loan costs incurred in connection with the March 19, 2008 debenture are being amortized on a straight line method through March 19, 2012. The annual guarantee fees are amortized over twelve months. Amortization expenses for the guarantee and debt issuance costs totaled $614,068 and $357,213 for the fiscal years ended June 30 and March 31, 2008, respectively.

Estimated amortization expense related to the warrants beneficial conversion feature and costs related to securing these notes through debt maturities is as follows:

2009	$931,894
2010	575,112
2011	522,788
2011	375,226
Total	$2,405,020

NOTE 14.	INCOME TAXES

The components of the Company’s provision (benefit) for income taxes were as follows:

	2008	2007	2006
Current:
Federal	$—	($11,918)	$—
Foreign	—	—	—
State	—	—	—
Tax benefit:	$—	($11,918)	$—
Deferred:
Federal	$—	$ —	$—
Foreign	615,893	—	—
State	—	—	—
Deferred provision	615,893	—	$—
Total provision (benefit)	$615,893	($11,918)	$—

A reconciliation of income tax computed at the statutory rates to income tax expense (benefit) is as follows:

	2008	2007	2006
Tax expense at the statutory rate	($8,325,212)	($818,251)	($707,528)
Tax effect on income (loss) of non-US operations	2,375,092	665,447	1,254,175
State and provincial income taxes, net of federal income tax	(192,202)	(73,215)	88,872
Permanent difference - amortization	1,923,716	1,216,615	—
Impairment of prior period tax asset	2,914,619	—	—
Permanent differences - other	42,661	156,870	6,641
Deferred balance adjustment	174,158	(332,176)	—
Adjustment for prior years’ R&D expense	—	—	(1,150,304)
Valuation allowance	1,703,061	(827,208)	508,144
Provision (benefit) for taxes	$615,893	($11,918)	$ —

At June 30, 2008, the Company has available US net operating loss carrying forward of approximately $3,052,000 which expire through 2027, Canadian net operating loss carry forward of approximately $4,313,000 which expire through 2018, and United Kingdom operating losses of approximately $24,702,000 which can be carried forward indefinitely.

In addition to the net operating loss carrying forward, the Company has deferred tax assets which relate primarily to depreciation of fixed assets recorded at different rates for tax and book purposes, certain research and development costs incurred in Canada expensed for book purposes, not deducted for tax purposes, and available to offset future income taxable in Canada, and differences in recording bad debts for book and UK tax purposes. As of June 30, 2008 a full valuation allowance has been established against the deferred tax asset since the Company believes it is more likely than not that that the amounts will not be realized in full.  As of June 30, 2007, the Company had not established a valuation allowance against the portion of the deferred tax asset it believed would be realized in future periods due to expected taxable profits.

The components of the deferred tax assets (liabilities) were as follows at June 30, 2008 and 2007:

Current:	2008	2007
Bad debts	$—	$196,478
Total Current	$—	$196,478

Long term:
Net operating losses	$9,924,679	$10,198,654
Depreciation	260,752	515,440
R&D expenses	1,505,311	1,436,816
Stock compensation exp	105,627	—
	11,796,369	12,347,388
Total valuation allowance	(11,796,369)	(11,722,171)
Deferred tax asset	$—	$625,217

Silverstar Holdings Limited is a Bermuda registered corporation where there are no income tax laws applicable. FSAH, a South African registered corporation, incurred no income tax charges for fiscal years 2008, 2007, and 2006.

First South Africa Management Corp. and Fantasy Sports, Inc. are US registered corporations and did not incur any income tax provision for fiscal years 2008, 2007 and 2006.

Silverstar Acquisitions, PLC is a United Kingdom based registered company and did not incur any income tax charges for the seven months ended June 30, 2007 (since inception) and fiscal year 2008.

Empire Interactive, PLC is a United Kingdom based registered company and did not incur any income tax charges for the seven months ended June 30, 2007(since acquisition) and fiscal year 2008.

Empire Interactive Europe, Limited is a United Kingdom based registered company and did not incur any income tax charges for the seven months ended June 30, 2007 (since acquisition); for fiscal year 2008, the Company incurred income tax charges of $615,893 related to the establishment of an additional valuation allowance against deferred tax assets which it is more likely than not will not be realized.

Empire Interactive, Inc. is a US registered corporation and recognized a tax benefit of $11,918 for the seven months ended June 30, 2007 (since acquisition) and an immaterial amount during the fiscal year 2008.

Empire Interactive Holdings, Limited is a United Kingdom based registered company and did not incur any income tax charges for the seven months ended June 30, 2007 (since acquisition) and fiscal year 2008.

NOTE 15.	DISCONTINUED OPERATIONS

Fantasy Sports, Inc.

On April 7, 2006, the Company sold substantially all the assets and transferred certain liabilities of Fantasy Sports, Inc. for total cash consideration of $3.85 million. The purchaser assumed liabilities in the amount of $790,000.

A summary of the calculation of the gain on disposition is as follows:

Cash received	$3,850,000
Expenses of sale	(156,622)
Net proceeds of sale	3,693,378
Net book value transferred	(2,212,668)
Gain on disposition	$1,480,710

In accordance with accounting principles generally accepted in the United States of America, the net income and net assets related to Fantasy Sports, Inc. have been included in discontinued operations in the Company’s consolidated statements of operations and consolidated balance sheets.

The following summarizes the results of Fantasy Sports, discontinued operations:

	Nine Months Ended April 7, 2006	Year Ended June 30, 2005

Revenues	$1,490,855	$1,945,911
Total operating expenses	(1,318,555)	(1,502,298)
Operating income	172,300	443,613
Other expense	(10,947)	(13,977)
Net income	$ 161,353	$ 429,636

NOTE 16.        CASH FLOWS

Changes in operating assets and liabilities consist of the following:

	2008	2007	2006
(Increase) decrease in accounts receivable	$4,763,728	($3,699,503)	($483,814)
(Increase) decrease in prepaid expenses and current assets	306,027	(298,109)	(115,857)
(Increase) decrease in inventories	458,790	36,247	(52,354)
Software development costs capitalized	(7,091,018)	(5,524,293)	—
Increase (decrease) in accounts payable	(1,937,591)	3,218,572	41,356
Increase (decrease) in refundable deposits	(630,403)	630,403	—
Increase (decrease) in accrued expenses	(1,871,141)	1,108,723	477,577
	($6,001,608)	($4,527,960)	($133,092)
Changes in net assets and liabilities and discontinued operations
Depreciation and amortization	—	—	5,563
Changes in operating accounts	—	—	(228,122)
Loss on disposal of fixed assets	—	—	2,762
Changes in cash included in net assets and from discontinued operations	—	—	(612)
Changes in net assets and liabilities of discontinued operations	—	—	($220,409)
Non cash investing and financing activities:
Conversion of class B shares to common shares	$8,353	—	—
Issuance of shares of common stock	$3,579,326	—	$49,995
Fair value of warrants issued for convertible debt	$621,480	—	—
Beneficial conversion feature of convertible debt	$996,480	—	—
Cashless exercise of options	—	$973	—
Issuance of notes payable to former Empire shareholders contingent on earn out targets achieved	—	$3,847,446	—
Stock issued for acquisition	—	$723,000	—
Issuance of debt for acquisition	—	$5,475,179	—

NOTE 17.	BUSINESS SEGMENT INFORMATION

As a result of the sale of all the assets and transfer of certain liabilities of Fantasy Sports on April 7, 2006, the Company no longer operates in the Internet fantasy sports games segment and now only operates in one segment -- entertainment software.

NOTE 18.	STOCK OPTION PLAN

1995 Stock Option Plan

The Board of Directors has adopted the Company’s 1995 Stock Option Plan. The Stock Option Plan provides for the grant of (i) options that are intended to qualify as incentive stock options (“Incentive Stock Options”) within the meaning of Section 422 of the Internal Revenue Code to key employees and (ii) options not so intended to qualify (“Nonqualified Stock Options”) to key employees (including directors and officers who are employees of the Company and to directors).

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

2004 Stock Incentive Plan

The Company’s board of directors has adopted and the Company’s shareholders approved the Company’s 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan is intended to provide an incentive to employees (including executive officers), and directors of and consultants to the Company and its affiliates, and is intended to be the successor plan to the 1995 Stock Option Plan (which terminated in November 2005). The 2004 Plan authorizes the issuance of a maximum of 1,000,000 shares of the Company’s common stock (subject to adjustment as described in the 2004 Plan) pursuant to stock grants or options to purchase common stock to employees (including officers and directors who are employees) and non-employee directors of, and consultants to the Company.

The 2004 Plan provides for the grant of (i.) “incentive stock options” (“ISOs”) within the meaning of Section 422(b) of the Internal Revenue Code of 1986, as amended (the “Code”), (ii.) non-qualified stock options (which are stock options that do not qualify as ISOs), and (iii.) stock awards.

The 2004 Plan will be administered by the Board of Directors or a committee of the Company’s Board of Directors consisting of at least two members of the Company’s Board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934. It is also intended that each member of any such committee will be an “outside director” within the meaning of Section 162(m) of the Code.

Options granted under the 2004 Plan will be subject to, among other things, the following terms and conditions:

•

The exercise price of each option will be determined by the administrator; provided, however, that the exercise price of an ISO may not be less than the fair market value of the common stock on the date of grant (110% of such fair market value if the optionee owns (or is deemed to own) more than 10% of the voting power).

•

Options may be granted for terms determined by the administrator; provided, however, that the term of an ISO may not exceed 10 years (five years if the optionee owns (or is deemed to own) more than 10% of the voting power).

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

•

Except as may otherwise be provided in the applicable option contract, if the optionee’s relationship with the Company as an employee or consultant is terminated for any reason (other than the death or disability of the optionee), the option may be exercised, to the extent exercisable at the time of termination of such relationship, within three months thereafter, but in no event after the expiration of the term of the option.

•

The Company may withhold cash and/or shares of the Company’s common stock having an aggregate value equal to the amount which is determined as necessary to meet its obligations to withhold any federal, state and/or local taxes or other amounts incurred by reason of the grant or exercise of an option, its disposition or the disposition of shares acquired upon the exercise of the option. Alternatively, the Company may require the optionee to pay us such amount, in cash, promptly upon demand.

2007 Stock Incentive Plan

The Company’s board of directors has adopted and the Company’s shareholders approved the Company’s 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan is intended to provide an incentive to employees (including executive officers), and directors of and consultants to the Company and its affiliates, and is intended to be the successor plan to the 2004 Stock Option Plan The 2007 Plan authorizes the issuance of a maximum of 2,000,000 shares of the Company’s common stock (subject to adjustment as described in the 2007 Plan) pursuant to stock grants or options to purchase common stock to employees (including officers and directors who are employees) and non-employee directors of, and consultants to the Company.

The 2007 Plan provides for grant of “incentive stock options” (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options (“NQSOs”), and stock awards (“Stock Awards”).

The 2007 Plan will be administered by the Board of Directors or a committee of the Company’s Board of Directors consisting of at least two members of the Company’s Board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934. It is also intended that each member of any such committee will be an “outside director” within the meaning of Section 162(m) of the Code.

Options granted under the 2007 Plan will be subject to, among other things, the following terms and conditions:

•

The exercise price of each option will be determined by the administrator; provided, however, that the exercise price of an ISO may not be less than the fair market value of the common stock on the date of grant (110% of such fair market value if the optionee owns (or is deemed to own) more than 10% of the voting power).

•

Options may be granted for terms determined by the administrator; provided, however, that the term of an ISO may not exceed 10 years (five years if the optionee owns (or is deemed to own) more than 10% of the voting power).

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

•

Except as may otherwise be provided in the applicable option contract, if the optionee’s relationship with the Company as an employee or consultant is terminated for any reason (other than the death or disability of the optionee), the option may be exercised, to the extent exercisable at the time of termination of such relationship, within one year thereafter, but in no event after the expiration of the term of the option.

•

The Company may withhold cash and/or shares of the Company’s common stock having an aggregate value equal to the amount which is determined as necessary to meet its obligations to withhold any federal, state and/or local taxes or other amounts incurred by reason of the grant or exercise of an option, its disposition or the disposition of shares acquired upon the exercise of the option. Alternatively, the Company may require the optionee to pay us such amount, in cash, promptly upon demand.

The Company, through June 30, 2008, has granted options to purchase 3,021,666 shares of common stock under the Plans, of which 377,500 options have been exercised and 261,667 options expired unexercised.

The following table represents stock option activity for the years ended June 30, 2006, 2007, and 2008:

	Shares Subject to Options Outstanding	Weighted Average Exercise Price Per Option
Balance at June 30, 2005	1,545,000	2.49
Granted options:
Granted plan options	57,405	1.33
Exercised options	(30,000)	0.75
Expired plan options	(10,000)	0.75
Expired non-plan options	(200,000)	5.00
Terminated plan options	(75,000)	1.35
Balance at June 30, 2006	1,287,405	2.17
Granted options:
Granted plan options	682,595	1.76
Exercised options	(65,000)	0.87
Expired plan options	(25,000)	0.42
Expired non-plan options	(320,000)	3.93
Terminated plan options	(50,000)	1.35
Balance at June 30, 2007	1,510,000	1.72

Granted options:
Granted plan options	910,000	1.86
Granted non-plan options	400,000	0.30
Exercised options	(122,500)	1.39
Expired plan options	(86,667)	1.08
Terminated plan options	(21,666)	1.69
Balance at June 30, 2008	2,589,167	1.58

450,000 options granted during the year end June 30, 2005 were subject to a lock-up agreement and, therefore, could not be exercised until such lock-up agreement was released. The lock-up agreement was released during the fiscal year ended June 30, 2007 when granting of these options was approved by a vote of the Company’s stockholders, which was required by the terms and conditions of the Company’s NASDAQ listing agreement.

The following summarizes information related to options outstanding and exercisable as of June 30, 2008.

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining in Years	Shares	Weighted Average Exercise Price	Weighted Average Remaining in Years
Less than $1.00	400,000	$0.30	2.50	400,000	$0.30	2.50
$1.06 to 2.00	2,189,167	$1.82	2.19	1,205,278	$1.74	1.59
	2,589,167			1,605,278

1,274,810 shares were available for future stock option grants to employees and directors under the existing plans as of June 30, 2008. As of June 30, 2008 the aggregate intrinsic value of shares outstanding and exercisable was $58,000. Total intrinsic value of options exercised was $145,575, $92,000 and $10,900 for the years ended June 30, 2008, 2007 and 2006, respectively.

The following table summarizes the non-vested stock option activity for the year ended June 30, 2008.

	Shares	Weighted Average Fair Value on the Grant Date
Nonvested as of June 30, 2007	574,166	$0.66
Granted during 2008	1,310,000	$0.68
Vested during 2008	(878,611)	$0.71
Forfeited	(21,666)	$1.20
Nonvested as of June 30, 2008	983,889	$0.64

NOTE 19.	WARRANTS OUTSTANDING

In August 2007, 72,000 warrants to purchase one share of Class A common stock at an exercise price of $1.80 per share were granted to a consultant for services to be rendered. These warrants were valued at $29,728 using a Black-Scholes pricing model with the following assumptions: expected volatility of 40.42%; a risk-free interest rate of 4.31% and an expected life of three years. An expense has been recognized for the fair value of these warrants granted to such non-employees in the amount of $29,728 for fiscal year 2008. This same consultant was granted an additional 50,000 warrants to purchase common stock at an exercise price of $2.10 per share in September 2007 under the August 15, 2007 agreement. These warrants were issued to the consultant as compensation for meeting pre-defined goals under an existing contract. These warrants were valued at $46,351 using a Black-Scholes pricing model with the following assumptions: expected volatility of 40.42%; a risk-free interest rate of 4.02% and an expected life of three years. An expense has been recognized for the fair value of these warrants granted to such non-employees in the amount of $46,351 for fiscal year 2008.

Effective June 1, 2008, The Company entered into a new consulting agreement with the same firm 50,000 warrants to purchase one share of Class A common stock at an exercise price of $0.50 per share were granted to a consultant for services to be rendered through November 2008. These warrants were valued at $32,129 using a Black-Scholes pricing model with the following assumptions: expected volatility of 42.65%; a risk-free interest rate of 2.93% and an expected life of three years. An expense has been recognized for the fair value of these warrants granted to such non-employees in the amount of $5,355 for fiscal year 2008. The remaining expense of $26,744 will be recognized ratably throughout the term of this contract. In the event the goals on these contracts are met, the impact on earnings would be a non-cash item and would not be material.

Pursuant to a purchase agreement, dated July 2, 2007, by and among the Company and certain accredited investors, the Company sold an aggregate of 6,206,891 shares (the “Shares”) of its common stock and warrants (the “Warrants”) to purchase up to 4,344,826 shares of its common stock at an exercise price of $2.10 per share, at a price per unit of $1.45.

The sale an issuance of the Shares and Warrants was structured to close in two closings. The first closing was completed on July 5, 2007, pursuant to which the Company sold and issued an aggregate of 2,057,495 Shares and Warrants to purchase up to an aggregate of 1,440,234 shares of its common stock. The second closing was completed on September 6, 2007, pursuant to which the Company sold and issued an aggregate of 4,149,396 shares of its common stock and Warrants to purchase up to 2,904,592 shares of its common stock at the second closing. As a result of decreases in the closing price of the Company’s stock the warrant conversion price at June 30, 2008 was reduced to $1.84.

On March 19, 2008, the Company issued to accredited investors 9% Secured Convertible Debentures in the aggregate principal amount of $7,500,000 due March 19, 2012 and warrants to purchase an aggregate of 3,124,999 shares of the Company’s common stock, par value $.01 per share at an exercise price of $1.50 per share. The term of the warrants is five years.

The value of the warrants was determined using the using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate of 2.36%, dividend yields of 0% and a volatility factor of the expected market price of the Company’s common stock of 43.21% which resulted in the warrants being valued at $996,480. The warrants are being amortized using the straight line method over the term of the Debenture.

Warrants outstanding at June 30, 2008 were as follows:

Warrant	Number of Warrants	Exercise Price	Expiration Date	Entitlement
Warrants issued for consulting services rendered	72,000	$1.80	August 15, 2010	One share of common stock
Warrants issued for consulting services rendered	50,000	$2.10	August 15, 2010	One share of common stock
Warrants issued for consulting services rendered	100,000	$0.50	June 1, 2011	One share of common stock
Capital raising warrants	1,440,234	$1.84	January 5, 2013	One share of common stock
Capital raising warrants	2,904,592	$1.84	March 6, 2013	One share of common stock
Warrants issued for convertible debenture	3,124,999	$1.50	March 19, 2013	One share of common stock

NOTE 20.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS
Leases

The Company leases office facilities and some equipment under non-cancelable operating leases. Office facility and equipment rental expenses included in continuing operations for the fiscal years ended June 30, 2008, 2007 and 2006 were approximately $ 411,000, $259,000 and $109,000, respectively.

Approximate future minimum lease payments under non-cancelable office and equipment lease agreements are as follows:

Fiscal Year Ended June 30:
2009	$466,684
2010	404,166
2011	379,567
2012	390,466
2013	$390,466
Total	$2,031,349

Litigation and Other Contingencies

Other than as set forth below the Company is not currently a party to any material legal proceedings. The Company may from time to time become involved in legal proceedings in the ordinary course of business. It may not be successful in defending these or other claims. Regardless of the outcome, litigation can result in substantial expense and could divert the efforts of management.

In April 2006, the First South African subsidiary received a letter from the South African Revenue Service (“SARS”) challenging certain tax treatment of dividends and operating loss carry forwards for the years 2002 through 2004. Subsequently SARS issued two tax assessments for approximately $2.9 million. The Company had contended that its South African tax filings were in full compliance with all applicable laws and had vigorously defended its position in this regard. The Company had retained an amount of cash equal to the assessments in South Africa to satisfy any potential liability that may arise.

In May, 2007, the Company through an arbitration procedure with SARS reached an agreement whereby SARS agreed in principle to drop the larger of its two assessments. The Company conceded the principle of SARS second assessment. On August 31, 2007, the Company paid approximately $300,000 to SARS in regard to this assessment. The Company is vigorously disputing a further amount of R5,394,708 (approximately $658,373 based on the March 31 foreign exchange of $.1235 US dollars to one South African Rand) and believes it has strong arguments in this regard based on among other factors, computational errors made by SARS in its assessment. Based on its payments to SARS, the Company has reduced its estimated liability to R2,216,286 (approximately $279,514). The Company believes its remaining liability to SARS is lower than this amount; however, in the event its arguments are unsuccessful, it may be forced to increase this liability. A court date has been set for December 2008 where this matter will be decided.

On March 29, 2006, Strategy First entered into an agreement to acquire certain intellectual property rights for $200,000 in cash and the issuance of options to acquire 100,000 shares of the Company’s common stock at an exercise price of $1.50. The options vest when net sales, as defined in the purchase agreement, exceed $750,000 and expire on December 31, 2008. The agreement also provides for commissions of twenty-five percent of net revenues in the event they exceed $500,000 through December 31, 2008. In August 2008, Strategy First entered into an early termination of this agreement for a net payment of $50,000. The Company does not anticipate any further payments or exercise of options under this agreement.

On June 30, 2008, Empire owed approximately $795,000 for United Kingdom payroll taxes of which approximately $602,000 was past due. Payroll liabilities totaling approximately $359,022 (£179,925) for the months of April and May 2008 were paid in July with the agreement of the tax authorities and were not subject to penalties. As of June 30, 2008, the interest rate in effect for late tax payments was 7.50%. Interest is automatically be charged for the period following April 19, 2007 on the amount that was still due at that date. In addition, the United Kingdom tax authorities have the power to charge this rate of interest on overdue payroll taxes in respect to periods prior to April 19, 2007; however in practice, this is rare.

In August 2007, Empire was served with a lawsuit brought by a former distributor in Portugal. The lawsuit claims that Empire had no right to utilize other distributors in Portugal and seeks 630,000 Euros in damages. Empire believes this claim has no merit as its distribution agreements are tailored for individual products only and do not give blanket distribution rights to outside distributors. Empire has moved to dismiss the claim. A hearing is scheduled for November 2008.

On June 30,2008, we and Strategy First, Inc. entered into a settlement and termination agreement with 3A Entertainment, Inc. and Akella whereby we will receive a sum of $1.1 million paid over ten months beginning August 1, 2008, in lieu of claims that we might have had against Akella and 3A Entertainment. Additionally, should these settlement payments be made in a timely fashion, Akella and 3A Entertainment have the option to acquire certain intellectual property rights for the Jagged Alliance and Disciples franchises for an additional $200,000. The parties have also agreed to enter into further distribution agreements for these properties going forward. Due to the uncertainty of payment of these amounts, the Company will record the settlement payments as they are received.

In August 2008 the Company’s subsidiary, Silverstar Acquisitions, Ltd., received a demand notice from Ian Higgins and Simon Jeffrey for payment of approximately £180,000 ($340,000) in additional punitive interest in regards to the payment of their loan notes which were fully discharged in November 2007. The claim relates to penalty interest for an alleged failure to make timely payment on the amounts owed to them. The Company disputes the fact that these payments were late. Furthermore, the Company’s counsel has advised it that a penalty claim of this nature is unenforceable under English law. No legal papers have been received in this matter. However, should the Company need to respond to a legal claim, it will vigorously defend itself in this regard.

Employment Agreements

Silverstar Holdings Ltd.

On January 29, 2005, the Company’s Board of Directors approved an Employment Agreement with Clive Kabatznik (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Kabatznik will serve as the Chief Executive Officer and President of the Company beginning as of January 1, 2005 and continuing through and until December 31, 2009. He also served as the Company’s Chief Financial Officer from January 1, 2005 until September 2007. As compensation for his services, Mr. Kabatznik will receive an annual base salary of $325,000 which increased by $10,000 in 2006 and increasing to $350,000 per annum from the beginning of 2007 to the end of 2009. During the term of the agreement, the employee shall be entitled to an annual bonus in an amount to be determined by the Company’s Board of Directors and Compensation Committee based on results of operations of the Company for each fiscal year starting in the fiscal year ended June 30, 2006. Such bonus will be dependent on the Company’s income from operations achieving a rate of return on equity of not less than 20% annually.

Mr. Kabatznik also received options to purchase 500,000 shares of the Company’s common stock at $2.00 per share for a term of five years. 450,000 of these options are subject to a lock-up agreement.

On September 17, 2007, the Company announced a change in its executive management team. In connection with such change, the Company’s current Chief Financial Officer (“CFO”), Clive Kabatznik, resigned from that position, and Lawrence R. Litowitz was engaged as the new CFO. Mr. Kabatznik will continue to serve as the Company’s President and Chief Executive Officer. Additionally, Mr. Kabatznik has retained responsibility as the Company’s Principal Financial and Accounting Officer to complete the Company’s Form 10-K for the year ended June 30, 2007.

Pursuant to an employment letter agreement, dated September 17, 2007 (the “Employment Agreement”), between the Company and Lawrence R. Litowitz, Mr. Litowitz shall work approximately three full days per work week for an initial salary of $1,900 per day (“Salary”), of which $1,582.70, or 83.3%, shall be paid directly to Mr. Litowitz and $317.30, or 16.7%, shall be paid directly to Tatum LLC (“Tatum”); provided however, that in no event shall Mr. Litowitz and Tatum be paid a salary in excess of the aggregate amount of $24,166 per calendar month. Any cash bonus to be paid to Mr. Litowitz shall be determined by the Board of Directors of the Company in its sole discretion. After allocation of 20% of any cash bonus payable to Mr. Litowitz to Tatum, Mr. Litowitz will be paid 80% of any cash bonus. In addition, Mr. Litowitz will share with Tatum 20% of any cash proceeds realized from any equity bonus that Mr. Litowitz may be granted by the Company’s Board of Directors.

Pursuant to the Employment Agreement, the Company granted Mr. Litowitz 180,000 options to purchase common stock of the Company and 5,000 of the options will vest each month commencing on October 17, 2007. The options were granted under the Company’s 2007 Stock Incentive Plan. The exercise price for each option is $2.15 (the closing price of the common stock on September 17, 2007).

The Employment Agreement is terminable by either party on 30 days’ prior written notice, or immediately for cause (as defined in the Employment Agreement) or good reason (as defined in the Employment Agreement). In the event that the Company elects to terminate Mr. Litowitz without cause or if Mr. Litowitz elects to terminate the Employment Agreement for good reason, in each case prior to September 16, 2008, then Mr. Litowitz will be entitled to receive a payment as severance (“Severance Payment”) equal to three months of the salary paid to Mr. Litowitz during the three months immediately preceding such termination (a portion of which shall be paid to Tatum). In the event that the Company elects to terminate Mr. Litowitz without cause or Mr. Litowitz elects to terminate the Employment Agreement for good reason, in each case after September 16, 2008 but prior to September 16, 2010, Mr. Litowitz will be entitled to receive a severance payment equal to six months of the salary paid to Mr. Litowitz during the six months immediately preceding such termination (a portion of which shall be paid to Tatum).

Empire Interactive, PLC

On December 1, 2006, Empire Interactive entered into employment agreements with Ian Higgins and Simon Jeffrey. The agreements terminate on January 1, 2008 and shall then continue until terminated by either party giving to the other not less than six months notice. The agreements call for basic annual salary of £132,000 for each executive as well as a £12,000 car allowance and a pension contribution equal to 15% of the basic annual salary. Additionally, each executive received 100,000 two-year options to acquire shares of Silverstar stock at $1.79. These options vested on December 31, 2007. Mr. Higgins served as the Chief Executive Officer of the company and Mr. Jeffrey as Managing Director in charge of product development and acquisition. On April 14, 2008 stock options valued at $167,618 were granted to each executive in consideration for their reduction of the value of their earn out notes payable. These options vested immediately and expire on December 31, 2010. The details of the options granted are as follows:

Weighted average grant-date fair value of options granted	$0.84
Assumptions:
Risk free interest rate	1.88%
Expected life	2.71 years
Expected volatility	39.91%

The employment of both executives was terminated in the last quarter of fiscal year 2008.

On July 1, 2008, the Company agreed to employment terms with Vipul Patel to act as Chief Executive Officer of Empire. These terms are in effect until terminated by either party giving to the other not less than six months’ notice. They included a basic annual salary of £150,000, a £9,000 annual car allowance and a pension contribution equal to 12% of the basic salary. Additionally, Mr. Patel received four-year options to acquire 550,000 shares of Silverstar at $0.55 per share; 150,000 of these options vested immediately with 200,000 options vesting on July 1, 2009 and a further 200,000 options vesting on July 1, 2010. Mr. Patel is also participates in a bonus plan whereby he will receive 40% of an overall bonus pool allocated to Empire’s management upon achieving targeted EBITDA for the six and 12 months ended December 31, 2008 and June 30, 2009, respectively. Should the targeted EBITDA be met for these periods, Mr. Patel’s bonus will be a minimum of $100,000 for six months and $200,000 in total for the 12-month period.

NOTE 21. QUARTERLY INFORMATION (UNAUDITED)
	Quarter Ended
	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008	Total
Revenues	$3,878,677	$10,796,896	$5,861,240	$5,036,571	$25,573,384
Loss from continuing Operations	(4,446,509)	(1,514,302)	(2,767,388)	(15,757,718)*	(24,485,917)
Net loss	(4,446,509)	(1,514,302)	(2,767,388)	(15,757,718)	(24,485,917)
Net loss per share:
Basic and diluted	($0.35)	($0.08)	($0.14)	($0.79)	($1.33)
Weighted average common stock:
Basic and diluted	12,783,366	19,771,824	19,806,117	19,954,469	18,405,973

	Quarter Ended
	September 30, 2007	December 31, 2007	March 31, 2007	June 30, 2007	Total
Revenues	$278,745	$2,960,789	$4,603,017	$11,951,733	$19,794,284
Income (loss) from continuing operations	(941,438)	(1,301,671)	(2,751,028)	2,587,516	(2,406,621)
Net (income) loss	(941,438)	(1,301,671)	(2,751,028)	2,587,516	(2,406,621)
Net income (loss) per share:
Basic	($0.10)	($0.14)	($0.27)	$0.25	($0.25)
Diluted	($0.10)	($0.14)	($0.27)	$0.25	($0.25)
Weighted average common stock outstanding:
Basic	9,149,034	9,431,657	10,119,834	10,205,553	9,726,520
Diluted	9,149,034	9,431,657	10.119,834	10,635,564	9,726,520

* Includes impairment charges of $0.9 million and $8.6 million related to goodwill and intangible assets, respectively, recognized in the fourth quarter.

NOTE 22.	SUBSEQUENT EVENTS

On July 22, 2008, Clive Kabatznik was issued 10,582 shares of stock (based on $1.90 closing price on the date of the grant) for Director's fees.

On September 9, 2008, the Company and Empire Interactive entered into a term sheet with a fund whereby Empire would be provided a senior secured revolving loan of up to $8 million. The loan will be secured by all of the assets of Empire and is subject to borrowing base availability which consists of accounts receivable inventory and intellectual property. The loan proceeds will be used to repay the outstanding balance of the current Barclays Commercial line of credit, finance the development and marketing of existing and new games and for working capital purposes. Based on the current due diligence and legal documentation, the Company anticipates this loan to close in early November.

ITEM 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Not applicable.

ITEM 9A(T).	Controls and Procedures

As of the end of the period covered by this annual report, management of the Company, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are defined as the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management of the Company, including the Company’s principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company, including the Company’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Management believes that this evaluation provides a reasonable basis for its opinion. Based on that evaluation, management of the Company, including the Company’s principal executive officer and principal financial officer, have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially effect our internal controls over financial reporting

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers

Directors and Executive Officers

As of September 29, 2008, the directors and executive officers, their ages and present position are as follows:

Name	Age	Positions
Michael Levy	62	Chairman of the Board
Clive Kabatznik	51	Vice Chairman of the Board, Chief Executive Officer, and President
Cornelius J. Roodt	49	Director
Edward Roffman	58	Director
Edward L. Bernstein	56	Director
Lawrence R. Litowitz	57	Chief Financial Officer

Michael Levy is co-founder of the Company and has served as Chairman of the Board of Directors since its inception in 1995. Since 1987, Mr. Levy has been the Chief Executive Officer and Chairman of the Board of Arpac L.P, a Chicago-based manufacturer of plastic packaging machinery.

Clive P. Kabatznik is the Company’s co-founder, has served as a member of the Board of Directors and as the President since its inception in 1995, and as Vice Chairman and Chief Executive Officer since October 1995. Mr. Kabatznik also served as the Company’s Chief Financial Officer from October 1995 until September 2007. Mr. Kabatznik has served as President of Colonial Capital, Inc., a Miami-based investment banking company that specializes in advising middle market companies in areas concerning mergers, acquisitions, private and public agency funding and debt placements.

Cornelius J. Roodt has served as a member of the Board of Directors since December 1996 and was appointed Managing Director and Chief Financial Officer of one of the Company’s subsidiaries. Mr. Roodt led the buyout of First Lifestyle Holdings and was Chief Executive of the successor company, First Lifestyle Holdings, (Pty), Ltd. from November 2000 until May 2007. From February 1994 to June 1996, Mr. Roodt was a senior partner at Price Waterhouse Corporate Finance, South Africa. From January 1991 to January 1994, he was an audit partner at Price Waterhouse, South Africa.

Edward Roffman has served as a member of the Board of Directors since March 2007 as well as the Chairman of the Audit Committee of the Board. He has served as the Chief Financial Officer as well as Video Game Developer and Publisher of Red Mile Entertainment, Inc. in Sausalito, California. Prior to his work at Red Mile Entertainment, Mr. Roffman served as Chief Financial Officer at Fluent Entertainment, Inc. in Novato, California and as a member of Creekside, LLC, a consulting firm in Larkspur, California.

Edward L. Bernstein has served as a member of the Board of Directors since March of 2008 as well as a member of the Nominating Committee of the Board. Mr. Bernstein has been involved in a wide variety of media and technology companies with a focus on digital imaging, video game, wireless entertainment, children’s television, and entertainment PC software. In recent years he has served as founder and Chief Executive Officer of Palladium Interactive which later was acquired by Mattel, as well as being a Partner and consultant for technology and consumer project companies at Creekside, LLC in Greenbrae, CA. He was co-founder of Photo TLC, Inc. providing online and in-store digital photo services and gifts for the largest retailers in the United States. Currently Mr. Bernstein is Chief Executive Officer and co-founder of Propell Corporation in Greenbrae, CA.

Lawrence R. Litowitz has served as the Company’s Chief Financial Officer since September 2007. Since 2000, Mr. Litowitz has been a Partner/Principal with Tatum, LLC, a financial services executive placement firm. During his time at Tatum, LLC, Mr. Litowitz was assigned as the Chief Financial Officer of Birks and Mayors, Inc. (BMJ), Chief Financial Officer of DHB Industries, Inc. (DHBT), Chief Executive Officer of SMP Metal Products, Chief Financial Officer of Campus Management Corp a leading provider of management systems for post secondary educational institutions as well as Ecometry, Inc a leading software provider of order management systems as well as several other consultative assignments.

All directors hold office until their respective successors are elected, or until death, resignation or removal. Officers hold office until the meeting of the Board of Directors following each Annual Meeting of Stockholders and until their successors have been chosen and qualified.

Audit Committee of the Board of Directors

The Board of Directors has a separate audit committee. The audit committee is composed of Michael Levy, Edward Roffman and Cornelius J. Roodt, each of whom are independent directors as defined in Rule 10A-3 of the Securities Exchange Act of 1934. The Board of Directors has determined that Mr. Roodt meets the standards of an audit committee “financial expert” as defined by the Sarbanes Oxley Act of 2002.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers and directors, and persons who beneficially own more than 10% of common stock, to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission and furnish copies of those reports to the Company. To the Company’s knowledge, based solely on a review of the copies of Forms 3, 4 and 5, and all amendments thereto, furnished to the Company with respect to its fiscal year ending June 30, 2008, the Company’s officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements, except as follows: (i) Edward Bernstein filed a late Form 3 and Form 4 for the transaction that occurred on March 27, 2008; (ii) Clive Kabatznik filed a late Form 4 for the transaction that occurred on September 6, 2007; and (iii) Michael Levy filed a late Form 4 for the transaction that occurred on September 6, 2008. We were not furnished any Forms 5 with respect to the fiscal year ended June 30, 2008.

Code of Ethics

The Board of Directors adopted a Code of Ethics which applies to all of directors, executive officers and employees. A copy of the Code of Ethics is available upon request to the Company’s counsel at Troutman Sanders, LLP, Chrysler Building, 405 Lexington Avenue, New York, NY 10174.

ITEM 11.	Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation of the named executive officers:

Name and Principal Position	Fiscal Year Ended June 30,	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Clive Kabatznik, President and Chief Executive Officer	2008	$350,000	—	$25,000	$50,916	—	—	$14,980	$440,896
Lawrence Litowitz Chief Financial Officer	2008	$197,005	—	—	$30.927	—	—	$10,981	$238,913

Grant of Plan-Based Awards

The Company’s 2007 Stock Incentive Plan and 2004 Stock Incentive Plan provides for the grant, in the discretion of the Board of Directors, of stock options and restricted stock awards.

The options granted to Mr. Kabatznik during fiscal year ended June 30, 2008 represent:

•	an option granted under the 2007 Stock Incentive Plan to purchase 250,000 shares of common stock, which is exercisable at an exercise price of $1.89 per share: These options vest over three years.

The options granted to Mr. Litowitz during fiscal year ended June 30, 2008 represent:

•	an option granted under the 2007 Stock Incentive Plan to purchase 180,000 shares of common stock, which was exercisable at an exercise price of $2.15 per share. These options vest over three years.

No options were granted to Mr. Kabatznik during the fiscal year ended June 30, 2007.

The options granted to Mr. Kabatznik during fiscal year ended June 30, 2006 represent:

•

an option granted under the 2004 Stock Incentive Plan to purchase 15.000 shares of common stock, which was exercisable at an exercise price of $1.33 per share: These options were exercised during the fiscal year ended June 30, 2007.

Option Exercises and Stock Vested

There were no options exercised during the fiscal year ending June 30, 2008 by named executive officers of the corporation~~.~~

On June 27, 2007, Mr. Kabatznik was granted $20,000 of restricted shares that vested on March 27, 2008. Mr. Kabatznik was issued 10,582 shares (based on $1.89 closing prices on grant date) on July 22, 2008. On March 27, 2008, Mr. Kabatznik was granted $20,000 of restricted shares that vested on March 26, 2009. Mr. Kabatznik will receive 18,181 shares upon vesting.

Outstanding Equity Awards at Fiscal Year End

The following table presents information concerning the number and value of unexercised options, nonvested stock (including restricted stock, restricted stock units or other similar instruments) and incentive plan awards for the named executive Officers outstanding as of the end of the fiscal year ended June 30, 2008.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units or Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Clive Kabatznik	500,000	—	—	$2.00	12/31/2009	—	—	—	—
Clive Kabatznik	—	250,000	—	$1.89	07/03/2010	18,181	$8,181	—	—
Lawrence Litowitz	40,000	140,000	—	$2.15	07/03/2010	—	—	—	—

Director Compensation

The following table presents information relating to total compensation of the non-employee directors for the fiscal year ended June 30, 2008:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Michael Levy	$60,000	$30,826	—	—	$90,826
Cornelius J. Roodt	—	$30,826	—	—	$30,826
Edward Roffman	$30,000	$30,826	—	—	$60,826
Edward L. Bernstein	—	$11,880	—	—	$11,880
Douglas A. Brisotti*	—	$25,000	—	—	$25,000
*No longer on Board as of March 27, 2008.

Mr. Levy receives an annual consulting fee of $60,000 per year, solely in connection with his service as Chairman of the Board of Directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties.

Mr. Roffman receives $2,500 per month solely in connection with his service as of the Audit Committee of the Board.

On June 27, 2007 Mr. Levy, Mr. Roodt, Mr. Roffman, and Mr. Brisotti were each granted $25,000 of restricted shares that vested on March 27, 2008. On March 27, 2008 Mr. Levy, Mr. Roodt, Mr. Roffman, and Mr. Bernstein were each granted $23,004 of restricted shares that are scheduled that vested on March 26, 2009. The Company is expensing these shares ratably over the vesting period.

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

On September 17, 2007, the Company entered into an Employment Letter Agreement (the “Employment Agreement”) with Lawrence R. Litowitz and a Part-Time Permanent Engagement Resources Agreement (the “Resources Agreement” and, collectively with the Employment Agreement, the “Agreements”) with Tatum, LLC (“Tatum”), pursuant to which Mr. Litowitz, a partner of Tatum, was engaged as CFO of the Company.

The Employment Agreement provides that Mr. Litowitz shall work approximately three full days per work week for an initial salary of $1,900 per day (“Salary”), of which $1,582.70, or 83.3%, shall be paid directly to Mr. Litowitz and $317.30, or 16.7%, shall be paid directly to Tatum (in accordance with the terms of the Resources Agreement); provided however, that in no event shall Mr. Litowitz and Tatum be paid a Salary in excess of the aggregate amount of $24,166 per calendar month. Any cash bonus to be paid to Mr. Litowitz shall be determined by the Board of Directors of the Company in its sole discretion. After allocation of 20% of any cash bonus payable to Mr. Litowitz to Tatum (in accordance with the terms of the Resources Agreement), Mr. Litowitz will be paid 80% of any cash bonus. In addition, Mr. Litowitz will share with Tatum (in accordance with the terms of the Resources Agreement) 20% of any cash proceeds realized from any equity bonus that Mr. Litowitz may be granted by the Company’s Board of Directors. Pursuant to the Employment Agreement, the Company granted Mr. Litowitz 180,000 options (the “Options”) to purchase common stock, par value $.01 per share (the “Common Stock”), of the Company and 5,000 of the Options will vest each month commencing on September 17, 2007. The Options were granted under the Company’s 2007 Stock Incentive Plan. The exercise price for each option is $2.15 (the closing price of the Common Stock on September 17, 2007). At the option of Mr. Litowitz, he may exercise the Options by cashless exercise. The Options have a term of 42 months after September 17, 2007. Upon the occurrence of a Change in Control (as defined in the 2007 Stock Incentive Plan) any unvested options will immediately vest provided that Mr. Litowitz has been employed by the Company for not less than 12 months. Mr. Litowitz will remain on his current medical plan and the Company will reimburse Mr. Litowitz for amounts paid by Mr. Litowitz for such medical insurance for himself and (where applicable) his family of up to $40.90 per day of employment by the Company in a calendar month up to a maximum of $900 per calendar month. Mr. Litowitz is also entitled to a car allowance equal to $22.73 per day of employment by the Company in a calendar month up to a maximum of $500 per calendar month. The Employment Agreement is terminable by either party on 30 days’ prior written notice, or immediately for Cause (as defined in the Employment Agreement) or Good Reason (as defined in the Employment Agreement). In the event that the Company elects to terminate Mr. Litowitz without Cause or if Mr. Litowitz elects to terminate the Employment Agreement for Good Reason, in each case prior to September 16, 2008, then Mr. Litowitz will be entitled to receive a payment as severance (“Severance Payment”) equal to three months of the Salary paid to Mr. Litowitz during the three months immediately preceding such termination (a portion of which shall be paid to Tatum in accordance with the Resources Agreement). In the event that the Company elects to terminate Mr. Litowitz without Cause or Mr. Litowitz elects to terminate the Employment Agreement for Good Reason, in each case after September 16, 2008 but prior to September 16, 2010, Mr. Litowitz will be entitled to receive a Severance Payment equal to six months of the Salary paid to Mr. Litowitz during the six months immediately preceding such termination (a portion of which shall be paid to Tatum in accordance with the Resources Agreement).

The Resources Agreement provides that the Company will pay to Tatum in lieu of Mr. Litowitz, as compensation for the resources Tatum is providing to Mr. Litowitz, 16.7% of Mr. Litowitz Salary during the term of the Resources Agreement and 20% of Mr. Litowitz’s cash bonus during the term of the Resources Agreement. Additionally, Tatum will receive 20% of any cash proceeds realized from any equity bonus that Mr. Litowitz may be granted. The Resources Agreement will terminate immediately upon the effective date of termination or expiration of Mr. Litowitz’s employment with the Company or upon Mr. Litowitz ceasing to be a partner of Tatum. The Company will have the opportunity to make Mr. Litowitz a full-time permanent member of Company’s management at any time during the term of the Resources Agreement by entering into another agreement with Tatum, the terms of which will be negotiated at such time.

On December 1, 2006, Empire Interactive entered into employment agreements with Ian Higgins and Simon Jeffrey. The agreements terminate on January 1, 2008 and shall then continue until terminated by either party giving to the other not less than six months notice. The agreements call for basic annual salary of £132,000 for each executive as well as a £12,000 car allowance and a pension contribution equal to 15% of the basic annual salary. Additionally, each executive received 100,000 two-year options to acquire shares of Silverstar stock at $1.79. These options vested on December 31, 2007. Mr. Higgins served as the Chief Executive Officer of the company and Mr. Jeffrey as Managing Director in charge of product development and acquisition. On April 14, 2008 stock options valued at $167,618 were granted to each executive in consideration for their reduction of the value of their earn out notes payable. These options vested immediately and expire on December 31, 2010. The details of the options granted are as follows:

Weighted average grant-date fair value of options granted	$0.84
Assumptions:
Risk free interest rate	1.88%
Expected life	2.71 years
Expected volatility	39.91%

The employment of both executives was terminated in the last quarter of fiscal year 2008.

On October 3, 2005, the Strategy First entered into an employment agreement with Sheldon Reinhart to serve as Vice President of Finance. The employment agreement is on an at-will basis and calls for an annual salary of Canadian $120,000.00 and entitles the employee to a bonus of up to 30% of his salary at the discretion of Silverstar Holdings. Mr. Reinhart left the company in February 2008.

1995 Stock Option

The Company’s Board of Directors has adopted and the shareholders, prior to the initial public offering, approved the 1995 Stock Option Plan. The 1995 Stock Option Plan provides for the grant of:

•	options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 to key employees; and
•	options not intended to so qualify to key employees, including the directors and officers, and to directors and consultants who are not employees.

The total number of shares of common stock for which options may be granted under the 1995 Stock Option Plan is 850,000 shares.

The Company’s 1995 Stock Option Plan is administered by the compensation committee of the Board of Directors. The compensation committee will determine the terms of options exercised, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise. No option granted under the 1995 Stock Option Plan is transferable by the optionee other than by will or the laws of descent and distribution and each option is exercisable during the lifetime of the optionee only by such optionee or his legal representatives.

The exercise price of incentive stock under the 1995 Stock Option Plan must be at least equal to 100% of the fair market value of such shares on the date of grant, or 110% of fair market value in the case of an optionee who owns or is deemed to own stock possessing more than 10% of the voting rights of outstanding capital stock. The term of each option will be established by the compensation committee, in its sole discretion. However, the maximum term for each incentive stock option granted under the 1995 Stock Option Plan is ten years, or five years in the case of an optionee who owns or is deemed to own stock possessing more than 10% of the total combined voting power of the outstanding capital stock. Options will become exercisable at such times and in such installments as the compensation committee will provide in the terms of each individual option. The maximum number of shares for which options may be granted to any individual in any fiscal year is 210,000.

The Company’s 1995 Stock Option Plan also contains an automatic option grant program for the directors. Each of non-employee directors is automatically granted an option to purchase 10,000 shares of common stock following each annual meeting of shareholders. In addition, each non-employee director is automatically granted an option to purchase 5,000 shares of common stock following each annual meeting of shareholders. Each grant has an exercise price per share equal to the fair market value of the common stock on the grant date, is immediately exercisable and has a term of five years measured from the grant date, subject to earlier termination if an optionee’s service as a Board member is terminated for cause.

2004 Stock Incentive Plan

The Company’s Board of Directors has adopted and the shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan is intended to provide an incentive to employees (including executive officers), and directors of and consultants to the Company and its affiliates, and is intended to be the successor plan to the 1995 Stock Option Plan (which terminates in November 2005). The 2004 Plan authorizes the issuance of a maximum of 1,000,000 shares of common stock (subject to adjustment as described in the 2004 Plan) pursuant to stock grants or options to purchase common stock to employees (including officers and directors who are employees) and non-employee directors of, and consultants to the Company.

The 2004 Plan provides for the grant of (i) “incentive stock options” (“ISOs”) within the meaning of Section 422(b) of the Internal Revenue Code of 1986, as amended (the “Code”), (ii) non-qualified stock options (which are stock options that do not qualify as ISOs), and (iii) stock awards.

The 2004 Plan will be administered by the Board of Directors or a committee of the Board of Directors consisting of at least two members of the Board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934. It is also intended that each member of any such committee will be an “outside director” within the meaning of Section 162(m) of the Code.

Options granted under the 2004 Plan will be subject to, among other things, the following terms and conditions:

•

The exercise price of each option will be determined by the administrator; provided, however, that the exercise price of an ISO may not be less than the fair market value of the common stock on the date of grant [110% of such fair market value if the optionee owns (or is deemed to own) more than 10% of the voting power].

•

Options may be granted for terms determined by the administrator; provided, however, that the term of an ISO may not exceed 10 years [five years if the optionee owns (or is deemed to own) more than 10% of the voting power].

•

The maximum number of shares of the Company’s common stock for which options may be granted to an employee in any calendar year is 230,000. In addition, the aggregate fair market value of shares with respect to which ISOs may be granted to an employee which are exercisable for the first time during any calendar year may not exceed $100,000.

•	The exercise price of each option is payable in full upon exercise or, if the applicable stock option contract entered into by the Company with an optionee permits, in installments.

•

Options may not be transferred other than by will or by the laws of descent and distribution, and may be exercised during the optionee’s lifetime only by the optionee or his or her legal representatives.

•

Except as may otherwise be provided in the applicable option contract, if the optionee’s relationship with the Company as an employee or consultant is terminated for any reason (other than the death or disability of the optionee), the option may be exercised, to the extent exercisable at the time of termination of such relationship, within three months thereafter, but in no event after the expiration of the term of the option.

•

The Company may withhold cash and/or shares of common stock having an aggregate value equal to the amount which is determined as necessary to meet its obligations to withhold any federal, state and/or local taxes or other amounts incurred by reason of the grant or exercise of an option, its disposition or the disposition of shares acquired upon the exercise of the option. Alternatively, the Company may require the optionee to pay such amount, in cash, promptly upon demand.

Through September 28, 2005, the Company has granted options to purchase 255,000 shares of common stock under the 1995 Stock Option Plan, 165,000 of which have been exercised.

Through September 28, 2006, the Company has granted options to purchase 95,000 shares of common stock under the 2004 Stock Option Plan, 95,000 of which none has been exercised.

2007 Stock Incentive Plan

The Company’s board of directors has adopted and the Company’s shareholders approved the Company’s 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan is intended to provide an incentive to employees (including executive officers), and directors of and consultants to the Company and its affiliates, and is intended to be the successor plan to the 2004 Stock Option Plan The 2007 Plan authorizes the issuance of a maximum of 2,000,000 shares of the Company’s common stock (subject to adjustment as described in the 2007 Plan) pursuant to stock grants or options to purchase common stock to employees (including officers and directors who are employees) and non-employee directors of, and consultants to the Company.

The 2007 Plan provides for grant of “incentive stock options” (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options (“NQSOs”), and stock awards (“Stock Awards”);

The 2007 Plan will be administered by the board of directors or a committee of the Company’s board of directors consisting of at least two members of the Company’s board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934. It is also intended that each member of any such committee will be an “outside director” within the meaning of Section 162(m) of the Code.

Options granted under the 2007 Plan will be subject to, among other things, the following terms and conditions:

•

The exercise price of each option will be determined by the administrator; provided, however, that the exercise price of an ISO may not be less than the fair market value of common stock on the date of grant (110% of such fair market value if the optionee owns (or is deemed to own) more than 10% of the voting power).

•

Options may be granted for terms determined by the administrator; provided, however, that the term of an ISO may not exceed 10 years (five years if the optionee owns (or is deemed to own) more than 10% of the voting power).

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

•

Except as may otherwise be provided in the applicable option contract, if the optionee’s relationship with the Company as an employee or consultant is terminated for any reason (other than the death or disability of the optionee), the option may be exercised, to the extent exercisable at the time of termination of such relationship, within one year thereafter, but in no event after the expiration of the term of the option.

•

The Company may withhold cash and/or shares of the Company’s common stock having an aggregate value equal to the amount which is determined is necessary to meet its obligations to withhold any federal, state and/or local taxes or other amounts incurred by reason of the grant or exercise of an option, its disposition or the disposition of shares acquired upon the exercise of the option. Alternatively, the Company may require the optionee to pay such amount, in cash, promptly upon demand.

Non-Plan Stock Options

At various times since 1996, the Company has granted non-plan stock options to purchase 1,205,000 shares of common stock at a weighted exercise price of $2.97 per share.

ITEM 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 29, 2008, certain information as to the beneficial ownership of the common stock by:

•	each person known by us to own more than five percent (5%) of the outstanding shares of common stock;

•	each of the named executive officers in the Summary Compensation Table under “Executive Compensation;”

•	each of the directors; and

•	all of the executive officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of Silverstar Holdings, Ltd, Clarendon House, Church Street, Hamilton HM CX Bermuda:

Name and Address of Beneficial Shareholder	Amount and Nature of Beneficial OwnershipCommon Stock(1)		Percentage of Ownership (1)
Michael Levy	867,312	(2)	4.3%
Clive P. Kabatznik	1,527,437	(3)	7.6%
Cornelius J. Roodt	111,083	(4)	*
Douglas A. Brisotti	47,931	(5)	*
Edward Roffman	34,413	(6)	*
Edward L. Bernstein	21,186	(6)	*
All executive officers and directors as a group(5 persons)	2,583,931	(7)	12.8%
___________________
* Less than 1%

(1)

Beneficial ownership is calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Shares subject to stock options, for purposes of this table, are considered beneficially owned only to the extent currently exercisable or exercisable within 60 days after August 31, 2002.

(2)	Includes 60,000 shares of common stock issuable upon exercise of options that are immediately exercisable and 21,186 shares of restricted stock.
(3)	Includes 750,000 shares of common stock issuable upon exercise of options 500,000 of which are immediately exercisable and 18,181 shares of restricted stock.
(4)	Includes 40,000 shares of common stock issuable upon the exercise of options that are immediately exercisable and 21,186 shares of restricted stock.
(5)	Includes 30,000 shares of common stock issuable upon exercise of options that are immediately exercisable and 13,227 shares of restricted stock.
(6)	Consists of 21,186 shares of restricted stock.
(7)

Includes 850,000 shares of common stock issuable upon exercise of options: 600,000 shares of which are exercisable immediately; 102,925 shares of restricted stock. Does not include 48,276 and 96,552 warrants owned by Mr. Levy and Mr. Kabatznik, respectively.

ITEM 13.      Certain Relationships and Related Transactions, and Director Independence

(a)	Related Party Transactions.

None.

(b)	Independent Directors.

Michael Levy, Edward Roffman, Cornelius J. Roodt and Edward L. Bernstein are independent directors as defined by the Nasdaq Marketplace Rules.

ITEM 14.	Principal Accountant Fees and Services

Audit Fees

Audit fees billed to the Company by Rachlin, LLP for its audit of the Company’s financial statements and for its review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission for fiscal years 2008 and 2007 totaled approximately $170,000 and approximately $154,000, respectively.

Tax Fees

Tax fees billed to the Company by Rachlin, LLP for its tax returns for the fiscal years 2008 and 2007 were $0 and approximately $3,600, respectively.

Other Fees

No other fees were billed to the Company by Rachlin, LLP for all other non-audit or tax services rendered to the Company for the fiscal years 2008 and 2007, respectively.

Audit Committee Pre-Approval Policies

The Audit Committee has adopted a procedure under which all arrangements to render services by Rachlin, LLP must be pre-approved by the Audit Committee, subject to certain permitted statutory de minimus exceptions.

Part IV

ITEM 15.	Exhibits and Financial Statement Schedules.
(a)	The following financial statements and exhibits are filed as part of this report.
(1)	Financial Statements

Report of Independent registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2008 and 2007

Consolidated Statements of Operations for the years ended June 30, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended June 30, 2008, 2007 and 2006

Consolidated Statement of stockholders’ equity and Comprehensive loss for the years ended June 30, 2008, 2007 and 2006

Notes to the Consolidated Financial Statements for the years ended June 30, 2008, 2007, and 2006

(2)	Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description

3.1	Memorandum of Association of the Company.(1)
3.2	Amended and Restated Bye-Laws of the Company.(2)
4.1	Indenture dated April 25, 1997 between the Company and American Stock Transfer & Trust Company.(3)
4.2	Stock Option Agreement.(4)
4.3	Registration Rights Agreement, dated October 19, 2006, between the Company and the purchaser named therein, as amended on June 28, 2007.(5)
4.4	Registration Rights Agreement, dated October 31, 2005, between the Company and the purchaser named therein, as amended on June 28, 2007.(6)
4.5	Registration Rights Agreement, dated July 2, 2007, between the Company and the Selling Shareholders.(7)
4.6	Registration Rights Agreement, dated March 19, 2008, between the Company and the purchasers named therein.(8)
4.7	Amended and Restated Variable Rate Secured Convertible Debenture due October 31, 2008 in the principal amount of $1,400,000.(8)
4.8	Amended and Restated Variable Rate Secured Convertible Debenture due October 31, 2008 in the principal amount of $3,600,000.(8)
4.9	Amended and Restated 9% Secured Convertible Debenture due October 31, 2008.(7)
10.1	Form of FSAH Escrow Agreement.(2)
10.2	Form of First Amended and Restated Employment Agreement of Clive Kabatznik (2)
10.3	Form of FSAM Management Agreement.(2)
10.4	Form of Consulting Agreement with Michael Levy.(2)
10.5

Asset purchase agreement by and among First South African Holdings Pty, Ltd. and minority shareholders of First Lifestyle Holdings, Ltd., Ethos Private Equity, Cornelius Roodt and certain other purchasers and the Company, dated as of September 24, 2000.(9)

10.6	Employment Agreement, dated as of December 31, 2004, between Clive Kabatznik and First South Africa Management Corp.(10) #
10.7	Employment Letter, dated September 17, 2007, between the Company and Lawrence R. Litowitz.(11) #
10.8	Part-Time Permanent Engagement Resources Agreement, dated September 17, 2007, between the Company and Tatum LLC.(11)

10.9	Subscription Agreement, dated February 24, 2005, between the Company and Strategy First Inc.(12)
10.10	1995 Stock Option Plan.(2)
10.11	2004 Stock Incentive Plan.(12)
10.12	2007 Stock Incentive Plan.(13)
10.13	Securities Purchase Agreement, dated as of July 2, 2007, among the Company and the purchasers named therein.(8)
10.14	Securities Purchase Agreement, dated as of March 19, 2008, among the Company and the purchasers named therein.(7)
10.15	Form of Warrant.(8)
10.16	Form of Warrant issued in connection with the 9% Secured Convertible Debenture.(7)
10.17	Amendment and Waiver Agreement, dated as of June 28, 2007, by and among the Company and each of the investors signatory thereto.(11)
10.18	Security Agreement, dated as of March 19, 2008, among the Company and certain subsidiaries of the Company and the holders of the Company’s 9% Secured Convertible Debentures due March 19, 2012.(7)
10.19	Subsidiary Guarantee, dated as of March 19, 2008 made by certain of the Company’s subsidiaries in favor of the holders of the Company’s 9% Secured Convertible Debentures due March 19, 2012.(7)
10.20	Personal Guarantee, dated as of March 19, 2008 in favor of the holders of the Company’s 9% Secured Convertible Debentures due March 19, 2012.(7)
10.21	Waiver dated March, 19, 2010 between the Company and the holder of the Company’s Amended and Restated Variable Rate Secured Convertible Debenture due October 31, 2008.(7)
10.22	Waiver of Registration Rights Agreement, dated September 18, 2008, among the Company and the purchasers of the Amended and Restated 9% Secured Convertible Debenture due October 31, 2008.(14)
21.1	Subsidiaries of the Company *
23.1	Consent of Rachlin, LLP.*
31.1	Rule 13a-14(a) Certification of Clive Kabatznik, Principal Executive Officer of the Company.*
31.2	Rule 13a-14(a) Certification of Lawrence R. Litowitz, Principal Financial Officer of the Company.*

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.*

_________________

* Filed herewith

# Management Contract

(1)

Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-99180) filed on November 9, 1995, as amended on Form S-1/A No. 1, Form S-1/A No. 2, Form S-1/A No. 3 filed on December 27, 1995, January 16, 1996 and January 24, 1996, respectively and Form 10-Q for the fiscal quarter ended March 31, 2000.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 9, 2007.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed September 10, 1997.

(4)

Incorporated by reference is the Registrant’s Registration Statement on Form S-1 (No. 333-33561) filed on August 13, 1997 as amended on Form S-1/A No. 1, Form S-1/A No. 2 and For S-1/A No. 3 filed on December 9, 1997, January 22, 1998 and February 11, 1998, respectively.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 24, 2006 and July 3, 2007.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 4, 2005 and July 3, 2007.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 20, 2008.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 3, 2007.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 12, 2000.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 26, 2005.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 21, 2007.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 2, 2005.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 24, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boca Raton, State of Florida, on the 14th day of October, 2008.

SILVERSTAR HOLDINGS, LTD.

BY:	/s/ Clive Kabatznik
Clive Kabatznik, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Michael Levy	Chairman of the Board of Directors	October 14, 2008
Michael Levy

/s/ Clive Kabatznik	President, Vice Chairman, Chief	October 14, 2008
Clive Kabatznik	Executive Officer and Director (Principal Executive Officer)

/s/ Larry R. Litowitz	Chief Financial Officer (Principal Financial and	October 13, 2008
Larry R. Litowitz	Accounting Officer)

/s/ Cornelius J. Roodt	Director	October 14, 2008
Cornelius Roodt

/s/ Edward L. Bernstein	Director	October 14, 2008
Edward L. Bernstein

/s/ Edward Roffman	Director	October 14, 2008
Edward Roffman

EXHIBIT INDEX

Exhibit Number	Description

3.1	Memorandum of Association of the Company.(1)
3.2	Amended and Restated Bye-Laws of the Company.(2)
4.1	Indenture dated April 25, 1997 between the Company and American Stock Transfer & Trust Company.(3)
4.2	Stock Option Agreement.(4)
4.3	Registration Rights Agreement, dated October 19, 2006, between the Company and the purchaser named therein, as amended on June 28, 2007.(5)
4.4	Registration Rights Agreement, dated October 31, 2005, between the Company and the purchaser named therein, as amended on June 28, 2007.(6)
4.5	Registration Rights Agreement, dated July 2, 2007, between the Company and the Selling Shareholders.(7)
4.6	Registration Rights Agreement, dated March 19, 2008, between the Company and the purchasers named therein.(8)
4.7	Amended and Restated Variable Rate Secured Convertible Debenture due October 31, 2008 in the principal amount of $1,400,000.(8)
4.8	Amended and Restated Variable Rate Secured Convertible Debenture due October 31, 2008 in the principal amount of $3,600,000.(8)
4.9	Amended and Restated 9% Secured Convertible Debenture due October 31, 2008.(7)
10.1	Form of FSAH Escrow Agreement.(2)
10.2	Form of First Amended and Restated Employment Agreement of Clive Kabatznik.(2)
10.3	Form of FSAM Management Agreement.(2)
10.4	Form of Consulting Agreement with Michael Levy.(2)
10.5

Asset purchase agreement by and among First South African Holdings Pty, Ltd. and minority shareholders of First Lifestyle Holdings, Ltd., Ethos Private Equity, Cornelius Roodt and certain other purchasers and the Company, dated as of September 24, 2000.(9)

10.6	Employment Agreement, dated as of December 31, 2004, between Clive Kabatznik and First South Africa Management Corp.(10) #
10.7	Employment Letter, dated September 17, 2007, between the Company and Lawrence R. Litowitz.(11) #
10.8	Part-Time Permanent Engagement Resources Agreement, dated September 17, 2007, between the Company and Tatum LLC.(11)
10.9	Subscription Agreement, dated February 24, 2005, between the Company and Strategy First Inc.(12)
10.10	1995 Stock Option Plan.(2)
10.11	2004 Stock Incentive Plan.(12)
10.12	2007 Stock Incentive Plan. (13)
10.13	Securities Purchase Agreement, dated as of July 2, 2007, among the Company and the purchasers named therein.(8)
10.14	Securities Purchase Agreement, dated as of March 19, 2008, among the Company and the purchasers named therein.(7)
10.15	Form of Warrant.(8)
10.16	Form of Warrant issued in connection with the 9% Secured Convertible Debenture.(7)
10.17	Amendment and Waiver Agreement, dated as of June 28, 2007, by and among the Company and each of the investors signatory thereto.(11)
10.18	Security Agreement, dated as of March 19, 2008, among the Company and certain subsidiaries of the Company and the holders of the Company’s 9% Secured Convertible Debentures due March 19, 2012.(7)
10.19	Subsidiary Guarantee, dated as of March 19, 2008 made by certain of the Company’s subsidiaries in favor of the holders of the Company’s 9% Secured Convertible Debentures due March 19, 2012.(7)
10.20	Personal Guarantee, dated as of March 19, 2008 in favor of the holders of the Company’s 9% Secured Convertible Debentures due March 19, 2012.(7)

10.21	Waiver dated March, 19, 2010 between the Company and the holder of the Company’s Amended and Restated Variable Rate Secured Convertible Debenture due October 31, 2008.(7)
10.22	Waiver of Registration Rights Agreement, dated September 18, 2008, among the Company and the purchasers of the Amended and Restated 9% Secured Convertible Debenture due October 31, 2008.(14)
21.1	Subsidiaries of the Company *
23.1	Consent of Rachlin, LLP.*
31.1	Rule 13a-14(a) Certification of Clive Kabatznik, Principal Executive Officer of the Company.*
31.2	Rule 13a-14(a) Certification of Lawrence R. Litowitz, Principal Financial Officer of the Company.*

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.*

_________________

* Filed herewith

# Management Contract

(1)

Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-99180) filed on November 9, 1995, as amended on Form S-1/A No. 1, Form S-1/A No. 2, Form S-1/A No. 3 filed on December 27, 1995, January 16, 1996 and January 24, 1996, respectively and Form 10-Q for the fiscal quarter ended March 31, 2000.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 9, 2007.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed September 10, 1997.

(4)

Incorporated by reference is the Registrant’s Registration Statement on Form S-1 (No. 333-33561) filed on August 13, 1997 as amended on Form S-1/A No. 1, Form S-1/A No. 2 and For S-1/A No. 3 filed on December 9, 1997, January 22, 1998 and February 11, 1998, respectively.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 24, 2006 and July 3, 2007.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 4, 2005 and July 3, 2007.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 20, 2008.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 3, 2007.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 12, 2000.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 26, 2005.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 21, 2007.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 2, 2005.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 24, 2008.