Form 10-Q
period 2008-09-30
SILVERSTAR HOLDINGS LTD
filed 2008-11-14
CIK 1003390

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐      No ☒

As of November 7, 2008, there were 20,087,911 shares of the Registrant’s common stock outstanding.

SILVERSTAR HOLDINGS LTD - 10-Q

SILVERSTAR HOLDINGS LTD - 10-Q

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	June 30, 2008

Current assets:
Cash and cash equivalents	$969,061	$2,215,109
Cash restricted for foreign tax estimated liability	658,084	677,344
Accounts receivable, net	2,277,002	2,232,343
Inventories, net	765,777	445,927
Current portion of long term notes receivable	144,410	216,633
Prepaid expenses and other current assets	520,093	364,576
Assets available for sale	--	80,205
Total current assets	$5,334,427	$6,232,137
Property, plant and equipment, net	375,052	403,723
Software development costs, net	7,195,107	8,045,698
Investments in non-marketable securities	1,131,066	1,131,066
Intangible assets, net	4,828,210	5,732,835
Deferred charges and other assets	695,087	864,689
Total assets	$19,558,949	$22,410,148

Liabilities and stockholders’ equity
Current liabilities:
Lines of credit	$1,172,111	$1,618,164
Loan payable - related party	260,000	--
Notes payable – acquisition	2,428	2,666
Earn out notes payable – acquisition	115,938	405,437
Accounts payable	1,722,791	5,041,603
Accrued royalty expense	1,624,443	1,472,424
Accrued payroll tax expense	640,753	817,269
Accrued expenses	4,090,252	2,276,573
Estimated liability for foreign tax	271,566	279,514
Total current liabilities	$9,900,282	$11,913,650
Convertible secured debenture	7,461,428	7,354,637
Other long term liabilities	416,200	421,363
Total liabilities	$17,777,910	$19,689,650

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock, class A, $0.01 par value, 50,000,000 shares authorized; 20,129,611 and 19,956,177 shares issued and outstanding, respectively	199,945	198, 210
Common stock, class B, $0.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock, FSAH class B, $0.001 par value, 10,000,000 shares no shares issued and outstanding	--	--
Additional paid-in capital	83,605,604	83,304,462
Accumulated deficit	(81,942,270)	(81,282,895)
Other comprehensive (loss) income	(82,240)	500,721
Total stockholders’ equity	$1,781,039	$2,720,498
Total liabilities and stockholders’ equity	$19,558,949	$22,410,148

See notes to condensed consolidated financial statements

SILVERSTAR HOLDINGS LTD - 10-Q

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,
	2008	2007
Net revenues	$8,822,027	$3,878,677
Operating expenses:
Cost of sales	3,948,616	1,598,802
Development costs and royalties	612,004	613,504
Selling, general and administrative	3,091,280	2,958,380
Amortization of software development costs	1,109,457	590,106
Amortization of acquired intangibles	487,245	2,111,666
Depreciation	54,334	43,654
Total operating expenses	9,302,936	7,916,112
Operating loss	(480,909)	(4,037,435)
Other income (expense)	302,306	(12,495)
Foreign currency gain (loss)	(161,094)	133,798
Amortization of convertible debt discounts and issuance costs	(276,394)	(431,169)
Gain on sale of fixed assets	177,637	--
Interest expense	(242,964)	(168,457)
Interest income	22,040	69,249
Net loss	($659,378)	($4,446,509)

Loss per share:
Basic and diluted	($.03))	($.35)

Weighted average common stock outstanding:
Basic and diluted	20,067,108	12,783,366

See notes to condensed consolidated financial statements

SILVERSTAR HOLDINGS LTD - 10-Q

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Three Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	($659,378)	($4,446,509)
Adjustments to reconcile net loss to net cash used in operating activities:		-
Depreciation and amortization	1,927,429	3,176,595
Loss on disposal of marketable securities	-	12,500
Gain on disposal of fixed assets	(177,637)	--
Stock-based compensation	117,016	101,838
Stock-based obligations for consulting services	55,115	--
Unrealized foreign currency loss (gain)	554,117	(278,429)
Accrued interest income on notes receivable	(2,230)	(5,530)
Changes in operating assets and liabilities, net	(2,219,204)	485,871
Decrease in estimated liability for foreign tax	--	(291,829)
Increase in other assets	--	(7,166)
Net cash used in operating activities	($404,772)	($1,252,659)

Cash flows from investing activities:
Purchase of fixed assets	(56,956)	(137,603)
Proceeds from sale of fixed assets	152,328	85,070
Proceeds from repayment of notes receivable	71,786	43,525
Decrease in cash restricted for foreign tax estimated liability	19,073	281,762
Net cash provided by investing	$186,231	$102,614

Cash flows from financing activities:
Short term borrowings (repayments), net	(444,549)	(3,394,650)
Proceeds from private placement sales of common stock, net of offering cost of $1,054,908	--	7,945,087
Proceeds from the exercise of stock options	--	104,500
Net cash (used in) provided by financing activities	(444,549)	4,654,937
Effect of exchange rates on cash	(582,958)	210,792
Net increase (decrease) in cash and cash equivalents	(1,246,048)	3,715,684
Cash and cash equivalents, beginning of period	2,215,109	3,693,149
Cash and cash equivalents, end of period	$969,061	$7,408,833
Supplemental cash flow information:
Cash paid for interest	$372,962	$148,395
Cash paid for income taxes	--	$800

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

NOTE 2.	GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations, negative cash flows from operations, and as of September 30, 2008, the Company’s current liabilities exceeded its current assets by $4.566 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to meet its ongoing cash requirements as follows:

•    Generate significant short term operating earnings and cash flow primarily through its Empire subsidiary. Empire’s title release schedule for the next 12 months includes several multi-platform games most notably Hello Kitty and sequels to its successful Animal Paradise DS game. The Company anticipates that the launch of these games, along with Empire’s ongoing business will generate operating profits and cash flow in the short term. Empire continues to explore European and US distribution agreements with major entertainment publishers which would provide significant short term cash flow.

•    On September 9, 2008, the Company and Empire Interactive entered into a term sheet with Full Circle Partners, LP whereby Empire would have been provided a senior secured revolving loan of up to $8 million, the terms of which have not been finalized. On November 7, 2008, the Company‘s subsidiary, Empire Interactive Europe, Limited, closed on a short-term loan with a commitment of up to $2.1 million with Full Circle Partners LP. As of November 12, 2008, Empire was loaned $1.427 million of this amount. This loan is secured by certain receivables of Empire Interactive Europe, Limited and Empire Interactive, Inc. as well as the shares of these companies and of Empire Interactive Holdings, Limited. The Company continues discussions with Full Circle toward completion of the longer term facility as contemplated in the September 9, 2008 Term Sheet. Details of the Full Circle loan are contained in the Company’s 8-K filed on November 13, 2008.

•    Raise additional capital through the possible sale of certain intellectual property. The Company will request a London based investment banker to value certain of its intellectual property to determine which assets can bring significant value.

•    The Company has approximately $658,000 of restricted cash set aside to match its current South African tax assessment. The Company believes that it has strong arguments to set aside this assessment. If this assessment is set aside, this cash would be available for operations. A court hearing in this matter is scheduled for early December of 2008.

Management believes that these actions and others to be taken by the Company will provide the opportunity for it to improve liquidity and achieve profitability. In addition, the Company believes that if they close on the $8 million loan in 2008, they would be able to sustain operations through fiscal year 2009. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. However, there can be no assurance that any of these events will occur.

SILVERSTAR HOLDINGS LTD - 10-Q

NOTE 3. BASIS OF PREPARATION

The unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries in which it has a majority voting interest. Investments in affiliates are accounted for under the equity or cost method of accounting. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position of the Company as of September 30, 2008 and the results of its operations and its cash flows for the interim periods of the fiscal year ended June 30, 2009 (“fiscal 2009”) and the fiscal year ended June 30, 2008 (“fiscal 2008”) presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2008.

Net Income or Loss Per Share

Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock reflecting the dilutive effect of stock options, warrants, convertible debentures and shares to be issued in connection with prior acquisitions. Dilutive potential common shares, stock options, warrants and convertible debentures for all periods presented are computed utilizing the treasury stock method. The total number of shares that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted earnings per share because to do so would have been anti dilutive, were 570,491 and 739,896 in the quarter ended September 30, 2008 and in the same period in the prior fiscal year, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and all highly liquid investments with original maturities of three months or less. The vast majority of the Company’s cash balances are held in liquid accounts at two highly rated financial institutions. While these deposits are not insured, the quality of such financial institutions is such that the risks of loss on these funds are minimal. Restricted cash balances at September 30, 2008 totaled $592 which is used as collateral on the Company’s line of credit.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” This standard replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The standard

SILVERSTAR HOLDINGS LTD - 10-Q

requires companies to recognize all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values on the grant date and is effective for annual periods beginning after June 15, 2005. In accordance with the revised statement, the Company recognizes the expenses attributable to stock options granted or vested subsequent to July 1, 2005. During the three month periods ended September 30, 2008 and 2007 and the Company recognized expenses of $88,712 and $61,838, respectively, for employee stock options that vested. The Company also recognized expenses of $28,304 and $40,000, respectively, for the vesting of restricted shares. Based on existing unvested option agreements the Company anticipates an additional expense of approximately $300,176 in fiscal year 2009 which could increase if additional options are granted during the fiscal year. As of September 30, 2008, $563,901 of total unrecognized compensation costs related to non-vested options is scheduled to be recognized over a weighted average period of 2.16 years.

The weighted average grant date fair value of options granted during the three months ended September 30, 2008 and the significant assumptions used in determining the underlying fair value of each option grant on the date of the grant utilizing the Black Scholes option pricing model are noted in the following table. Expected volatility is based on historical volatility data of the Company’s stock. As a result of the acquisition of Empire which significantly changed the size and complexity of the Company, the volatility of options granted after March 31, 2007 were computed using the average volatility of competitor companies in the entertainment software industry. Historical stock prices would not be indicative of their future prices, since the Company itself is so different from what it was historically. SFAS 123(R) requires the use of expected volatility in the calculation of the compensation expense of a stock option. While it allows the use of historical volatility in calculating expected volatility, it does not require the use of historical volatility only and encourages the use of other factors. The Company will continue to use the average volatility of competitor companies until such time there is sufficient historical volatility data (post Empire acquisition) that equals or exceeds the expected term of the options granted. The expected term of stock options granted is based on historical data and represents the period of time that stock options are expected to be outstanding. The risk-free rate of the stock options is based on the US Treasury rate in effect at the time of grant. The risk-free rate of the stock options is based on the US Treasury rate in effect at the time of grant. For the three months ended September 30, 2007, the Company did not grant stock options.

Details of the option activity for the three months ended September 30, 2008 were as follows:

2008
Weighted average grant-date fair value of options granted	$.11
Assumptions:
Risk free interest rate	3.12%
Expected life	4 Years
Expected volatility	43%
Expected dividend yield	0

As of September 30, 2008, the Company had 3,214,167 stock options outstanding, of which 1,945,278 are fully vested with an intrinsic value of $56,000. A summary of the activity in the Company’s stock option plans is as follows for the three months ended September 30, 2008:

	Share Options Outstanding	Weighted Average Exercise
Outstanding, June 30, 2008	2,589,167	$1.58
Granted	625,000	$0.55
Outstanding, September 30, 2008	3,214,167	$1.38

NOTE 4.	SOFTWARE DEVELOPMENT COSTS

As of September 30, 2008 and June 30, 2008, net capitalized software development costs totaled $7,195,107 and $8,045,698, respectively. Total costs capitalized during the three months ended September 30, 2008 were $970,358. Accumulated amortization at September 30, 2008 and at June 30, 2008 totaled $5,051,968 and $4,499,108, respectively. Capitalized software development costs are amortized over a five-year period based on weighted average expected sales from the date the title is launched.

SILVERSTAR HOLDINGS LTD - 10-Q

NOTE 5.	INTANGIBLE ASSETS

The components of amortizable intangible assets as of September 30, 2008 and June 30, 2008 are as follows:

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Total

Game titles -- Strategy First	10 years	$1,668,792	($549,451)	$1,119,341
Game titles – Empire Interactive	5 years	$21,130,328	(17,421,459)	$3,708,869
Balance on September 30, 2008		$22,799,120	($17,970,910)	$4,828,210

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Total

Game titles -- Strategy First	10 years	$1,713,520	($521,333)	$1,192,187
Game titles – Empire Interactive	5 years	$23,198,600	(18,657,952)	$4,540,648
Balance on June 30, 2008		$24,912,120	($19,179,285)	$5,732,835

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually.

Amortization expense for intangible assets for the three month periods ended September 30, 2008 and September 30, 2007 were $487,245 and $2,111,666, respectively. Estimated amortization expense for the rest of fiscal year 2009 and for the succeeding five fiscal years is as follows:

2009	$1,001,980
2010	1,234,583
2011	1,107,898
2012	666,029
2013	357,862
2014	255,548
Thereafter	204,310
$4,828,210

NOTE 6.	CASH FLOWS

Changes in operating assets and liabilities consist of the following:

	Three Months Ended September 30,
	2008	2007
Decrease in accounts receivable	$44,659	$4,925,639
Increase in inventories	(319,850)	(11,730)
(Increase) decrease in prepaid expenses and current assets	(155,517)	271,946
Software development costs capitalized	(258,866)	(1,239,706)
Decrease in accounts payable	(3,318,812)	(1,985,620)
Decrease in refundable deposits	--	(630,403)
Increase (decrease) in accrued expenses	1,789,182	(844,255)
	($2,219,204)	$485,871
Non-cash investing and financing activities:
Issuance of shares of common stock for payment of accrued expenses	$159,050	$2,850,000

SILVERSTAR HOLDINGS LTD - 10-Q

ITEM 7.	DEBT

Lines of Credit

In June 2002, the Company obtained a secured line of credit facility for borrowings up to $1.0 million, which is fully secured by cash balances held in the Company’s account. This liability is due on demand and has a floating interest rate that is based on the prime rate minus 1.75%. On September 30, 2008, the prime rate was 5.0%. The balance outstanding under this line of credit at September 30, 2008 and June 30, 2008 was $592 and $985,995, respectively.

Empire has a line of credit secured by its receivables, inventory, real property and intangible assets. As of September 30, 2008 and June 30, 2008 the amount outstanding under this facility was $1,171,519 (£644,517) and $632,169 (£316,813), respectively. The line of credit accrues interest at an annual rate of 9.5%. This line expired on June 30, 2008; however , it was extended to December 31, 2008.

Loan Payable – Related Party

On September 19, 2008, Clive Kabatznik, our Chief Executive Officer, loaned $260,000 to the Company to meet its short term needs.  The Company needed the loan because funds coming from its South African subsidiary were delayed. The unsecured loan was approved by the Company's Audit Committee, bears interest at a rate of 6% per annum, and was callable on demand. The Company received the funds from South Africa on October 31, 2008 and repaid the principal amount of the loan and accrued interest of $261,863.33 in full.

Notes Payable

At September 30, 2008 and June 30, 2008 the Company owed $2,428 and $2,666 in notes payable to former shareholders of Empire pursuant to the Offer made for the acquisition of Empire. This amount accrues interest at 4% per annum was payable on October 31, 2007. All note holders who have tended their notes have been paid in full.

The Company owed $115,938 as of September 30, 2008 as earn out consideration based on Empire’s EBITDA for the fiscal year ended June 30, 2007 that was payable on April 30, 2008. The balance on these notes at June 30, 2008 was $405,437 Interest accrued at 4% per annum beginning November 1, 2007.

NOTE 8.	CONVERTIBLE SECURED DEBENTURES

On October 19, 2006, the Company issued to DKR SoundShore Oasis Holding Fund Ltd. (the “Purchaser”) in the principal amount of $1,400,000 due October 31, 2008 (the “2006 Debenture”) which was extended to April 30, 2010. The 2006 Debenture is convertible at the option of the Purchaser, into shares of common stock at a conversion price of $1.738 per share.

The Company pays monthly interest on the outstanding principal amount of the 2006 Debenture at a rate per annum equal to the prime rate for the applicable interest period plus 1.5%.

The Purchaser and the Company amended the terms of the 2006 Debenture in June 2007. Under the terms of the amendment (i) there will be no amortization of principal under the 2006 Debenture; and (iii) the 2006 Debenture will be mandatorily convertible if the closing sale price of the Company’s common stock equals or exceeds $3.48 per share. This mandatory conversion is subject to volume requirements.

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

SILVERSTAR HOLDINGS LTD - 10-Q

The value of the warrants and the conversion feature of the debentures using the using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate of 2.36%, dividend yields of 0% and a volatility factor of the expected market price of the Company’s common stock of 43.21% which resulted in the warrants being valued at $996,480 and the conversion feature being valued at $621,480. The warrants and the conversion feature are both being amortized using the straight line method over the term of the 2008 Debenture.

The Company’s obligations under the 2008 Debenture are secured by a lien on certain assets of the Company in favor of the Purchaser (except Empire Interactive PLC and Strategy First Inc.) and the Purchasers, and guaranteed by the shares and assets of certain subsidiaries of the Company. In addition, the obligations of the Company under the 2008 Debenture are personally guaranteed by Mr. George Karfunkel. Mr. Karfunkel is compensated in the amount of 6% of the current principal outstanding amount of the 2008 Debenture per annum.

The balance of the debentures as of September 30, 2008 and June 30, 2008, net of unamortized discounts was as follows:

	September 30, 2008	June 30, 2008
Principal amount of debentures	$8,900,000	$8,900,000
Discounts for beneficial conversion features	(548,868)	(589,303)
Discounts for fair value of warrants and options	(889,704)	(956,060)
Balance, net of unamortized discounts	$7,461,428	$7,354,637
Less current portion	--	--
Long-term portion	$7,461,428	$7,354,637

Scheduled maturities of the convertible debentures as of September 30, 2008 are as follows:

1 Year or less	$ --
April 30, 2010	1,400,000
March 19, 2012	7,500,000
Total	$8,900,000

Interest expense related to the debentures amounted to $197,126 and $63,892 during the quarters ended September 30, 2008 and 2007, respectively.

Amortization of discounts for the beneficial conversion features and warrants resulted in charges to Amortization of Convertible Debt Discounts and Issuance Costs totaling $106,792 and $127,194 during the fiscal quarters ended September 30, 2008 and 2007, respectively. The Company also incurred loan costs of $2,192,311 directly related to securing these debentures, which includes $1,020,000 paid for personal guarantees on the outstanding balances. The annual guarantees are equal to 5% of the outstanding loan balance on the 2006 Debentures and 6% of the 2008 Debentures. The loan costs were originally amortized over the term of the debentures. As a result of the amendment to the 2006 Debentures the remaining loan issuance costs are being amortized on a straight line method through April 30, 2010. Loan costs incurred in connection with the 2008 Debentures are being amortized on a straight line method through March 19, 2012. The annual guarantee fees are amortized over twelve months. Amortization expenses for the guarantee and debt issuance costs totaled $169,602 and $303,975 for the fiscal quarters ended September 30, 2008 and 2007, respectively.

Estimated amortization expense related to the warrants, beneficial conversion feature and costs related to securing these debentures through debt maturities is as follows:

2009	$655,500
2010	575,112
2011	522,788
2012	375,226
Total	$2,128,626

SILVERSTAR HOLDINGS LTD - 10-Q

NOTE 9.	COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

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

In May, 2007, the Company through an arbitration procedure with SARS reached an agreement whereby SARS agreed in principle to drop the larger of its two assessments. The Company conceded the principle of SARS second assessment. On August 31, 2007, the Company paid approximately $300,000 to SARS in regard to this assessment. The Company is vigorously disputing a further amount of R5,394,708 (approximately $658,373 based on the March 31, 2008 foreign exchange of $.1235 US dollars to one South African Rand) and believes it has strong arguments in this regard based on among other factors, computational errors made by SARS in its assessment. Based on its payments to SARS, the Company has reduced its estimated liability to R2,216,286 (approximately $271,566) as of September 30, 2008. The Company believes its remaining liability to SARS is lower than this amount; however, in the event its arguments are unsuccessful, it may be forced to increase this liability. A court date has been set for December 2008 where this matter will be decided.

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

On September 30, 2008, Empire owed approximately $580,117 (£319,184) for UK payroll taxes of which approximately $468,153 (£257,586) was past due. Payroll liabilities totaling approximately $115,444 (£63,518) for the month of August was paid in October with the agreement of the tax authorities and were not subject to penalties. As of September 30, 2008, the interest rate in effect for late tax payments was 7.50%. Interest is automatically charged for the period following April 19, 2007 on the amount that was still due at that date. In addition, the UK tax authorities have the power to charge this rate of interest on overdue payroll taxes in respect to periods prior to April 19, 2007; however in practice, this is rare.

On June 30,2008, the Company and Strategy First, Inc. entered into a settlement and termination agreement with 3A Entertainment, Inc. and Akella whereby we will receive a sum of $1.1 million paid over ten months beginning August 1, 2008, in lieu of claims that we might have had against Akella and 3A Entertainment. Additionally, should these settlement payments be made in a timely fashion, Akella and 3A Entertainment have the option to acquire certain intellectual property rights for the Jagged Alliance and Disciples franchises for an additional $200,000. The parties have also agreed to enter into further distribution agreements for these properties going forward. Due to the uncertainty of payment of these amounts, the Company will record the settlement payments as they are received. The Company through September 30, 2008 has received all scheduled payments to date.

In August 2008, the Company’s subsidiary, Silverstar Acquisitions, Ltd., received a demand notice from Ian Higgins and Simon Jeffrey for payment of approximately £180,000 ($340,000) in additional punitive interest in regards to the payment of their loan notes which were fully discharged in November 2007. The claim relates to penalty interest for an alleged failure to make timely payment on the amounts owed to them. The Company disputes the fact that these payments were late. No legal papers have been received in this matter. However, should the Company need to respond to a legal claim, it will vigorously defend itself in this regard.

SILVERSTAR HOLDINGS LTD - 10-Q

During the quarter ended September, 2008, Empire Interactive, Inc. agreed to commit $265,000 for advertising and marketing expenses under a distribution agreement with Atari. The company has approximately $190,000 further to spend under this contract commitment as of September 30, 2008.

NOTE 10.	NEW ACCOUNTING PRONOUNCEMENTS

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

SFAS is effective for the Company’s fiscal year ended June 30, 2009. The Company adopted the provisions of SFAS No. 157 effective July 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

In February 2008 the FASB issued FASB Staff Position No. 157-2 which provides for a one year deferral of the effective date of SFAS 157 for non- financial assets and non- financial liabilities, except for those that are recognized or disclosed in the financial statements at fair value at least annually.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of FASB Statement No. 115” (“FASB 159”). This standard permits an entity to measure financial instruments and certain other items at the estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 15, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. SFAS No. 159 is effective for the Company’s fiscal year ending June 30, 2009. The Company adopted the provision of SFAS No. 159 effective July 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our condensed consolidated financial statements.

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

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS 160. SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” or ARB 51, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141R. In addition, SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The provisions of SFAS 160 are effective for fiscal years after December 15, 2008. Earlier adoption is prohibited. The Company is currently assessing the financial impact of SFAS 160 on the consolidated financial statements.

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

In May 2008, the FASB issued SAFS No. 162, The Hierarchy of Generally Accepted accounting Principles. The current GAAP hierarchy as set forth in the American Institutes of Certified Public Accountants (AICPA) Statement on Auditing Standards No.60, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity (2) it is complex and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing SFAS to achieve that result. SFAS 161 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently reviewing the provisions of SFAS162 to determine the impact, if any, on our consolidated financial statements

NOTE 11.	SUBSEQUENT EVENTS

On September 9, 2008, the Company and Empire Interactive entered into a term sheet with Full Circle Partners, LP whereby Empire would have been provided a senior secured revolving loan of up to $8 million, the terms of which have not been finalized. On November 7, 2008, the Company‘s subsidiary, Empire Interactive Europe, Limited, closed on a short-term loan with a commitment of up to $2.1 million with Full Circle Partners LP. As of November 12, 2008, Empire was loaned $1.427 million of this amount. This loan is secured by certain receivables of Empire Interactive Europe, Limited and Empire Interactive, Inc. as well as the shares of these companies and of Empire Interactive Holdings, Limited. The Company continues discussions with Full Circle toward completion of the longer term facility as contemplated in the September 9, 2008 Term Sheet. Details of the Full Circle loan are contained in the Company’s 8-K filed on November 13, 2008.

SILVERSTAR HOLDINGS LTD - 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes included therein and the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. Actual results could differ materially because of factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2008.

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

On April 21, 2005, we acquired Strategy First, a leading worldwide publisher of entertainment software for the PC. We acquired Strategy First through the approval and jurisdiction of the Montreal bankruptcy court.

On December 4, 2006, we announced that we had achieved more than 90% acceptance of our offer to acquire the shares of Empire. Based on these acceptances, we announced a formal closing of the offer to Empire shareholders effective December 1, 2006.

SILVERSTAR HOLDINGS LTD - 10-Q

Quarter Ended September 30, 2008 As Compared to Quarter Ended September 30, 2007

Revenues

Revenues increased $4.943 million to $8.822 million during the first quarter of fiscal year 2009 as compared to $3.879 million in the comparable quarter of the previous year. This increase was primarily the result of increased revenues of Empire of $ 5.117 million versus $3.367 in the same period in the prior year. The increase was driven by an increase in both European and US sales. Most notably we sold approximately $2.5 million in the US during this quarter as opposed to no sales in the comparable period in fiscal year 2008. Strategy First’s revenue decreased in the same period in the prior year from $.512 million to $.337 million primarily due to lower retail sales. Empire’s revenue is derived primarily from sales of console games and PC games while Strategy First solely sells PC games.

Cost of Sales

The cost of sales was $3.949 million in the first quarter of fiscal year 2009, or 44.8% of total revenues. For the comparable quarter of the previous year, cost of sales was $1.599 million or 40.9% of revenues. Of this $2.457 million increase $2.388 million was primarily the result of increased sales of Empire. The higher percentage of cost of sales is primarily due to the increased proportion of Nintendo DS sales which carry lower gross margins than other console or PC products. The cost of goods sold consists primarily of the actual tangible costs of the product along with any labor and overhead costs.

Development and Royalties

Development and royalty costs decreased $15,000 for the first quarter of fiscal year 2009 to $.612 million as compared to $.614 million in the comparable quarter of the previous year. Empire’s development and royalty costs decreased by $19,000 during the quarter. This was primarily due to the sale of its Razorworks development studio in July 2008. The development and royalty expense consists primarily of royalty expenses due to third party holders of intellectual property rights. Additionally, it includes certain development costs which are not capitalized. These costs are primarily related to the oversight and quality control of development projects. These costs are primarily reflected in the Company’s payroll expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of fiscal year 2009 were $3.091 million, or 35.04% of sales, as compared to $2.958 million, or 76.27% of sales, for the comparable quarter of the previous year. Of this variance, Empire showed an increase of $.216 million which was primarily due to an increase in selling costs due to increased sales. Selling expenses increased $.142 million to $.520 million this quarter versus $.378 million in the comparable quarter in the prior year. Empire’s SG&A consists primarily of administrative, marketing and sales staff primarily in the UK. Strategy First’s sales general and administrative expense decreased by $.086 million primarily as the result of decreased staff and lower sales.

Amortization and Depreciation

Amortization of software development costs increased $.520 million to $1.109 million in the first quarter of fiscal year 2009 as compared to $.59 million in the comparable period last year. This increase is primarily due to the change in accounting policy whereby we began capitalizing software development costs when we acquired Empire in December 2006. The accumulated capitalization of such costs was lower in the first quarter last year and, therefore, the amortized expense was commensurately lower as well.  Amortization of intangible assets in the first quarter of fiscal year 2009 decreased $1.624 million to $.487 million as compared to $2.12 million in the comparable quarter of the previous year. This decrease was caused by an impairment charge to the intangible assets of Empire in the amount of $8.605 million during the last quarter of the prior fiscal year. The current carrying value of the Company’s intangible assets at September 30, 2008 is $4.828 million as compared to $19.117 million at the same time last year. Depreciation expense was $.054 million for the first quarter of fiscal 2009 and $.043 million in the comparable quarter of the previous year.

SILVERSTAR HOLDINGS LTD - 10-Q

Foreign Currency Gains (Losses)

Foreign currency gains or losses are primarily related to the financial assets remaining in South Africa and the operating results of our subsidiaries which sell products in different international currencies. Foreign currency losses during the first quarter of fiscal year 2009 were $.161 million of which $.033 million is related to the remaining assets of $1.41 million we have in South Africa and $.128 million relates to our operating subsidiaries. The foreign currency gains during the comparable quarter of the previous fiscal year were $.134 million and consisted of $.045 million related to the remaining assets from the sale of discontinued South African operation and $.089 million recognized by our operating subsidiaries. The functional currency of Empire Interactive and Strategy First are the British pound and the Canadian dollar, respectively. Their products are sold throughout North America and Europe. Gains (losses) from discontinued South African operations are the result of fluctuations of the South African Rand against the US dollar. The UK pound depreciated 8.92% against the US dollar for the quarter ended September 30, 2008, while it appreciated 2.19% in the corresponding period last year. For the first quarter of fiscal year 2009 the Rand depreciated 2.93% against the US dollar while it appreciated approximately 2% in the corresponding period last year. These foreign currency gains or losses are non-cash items until converted into US dollars or the domestic currencies of our operating subsidiaries, when any accumulated gains or losses will be converted to cash.

Amortization of Convertible Debt Discounts and Issuance Costs

Amortization of convertible debt discounts and issuance costs were $.276 million in the first quarter of fiscal 2009 as compared with $.431 million during the comparable quarter in the previous year. This decrease was primarily due to one time non-cash charges associated with the conversion of a substantial portion of our $5 million convertible debenture to DKR SoundShore which occurred in the first quarter of fiscal year 2008.

Interest Income

Interest income of $.022 million was recorded for the first quarter of fiscal year 2009 as compared to interest income of $.069 million for the comparable quarter of the previous year. The decrease is primarily the result of the Company’s average lower cash balances.

Interest Expense

Interest expense of $.243 million was recorded for the first quarter of fiscal year 2009 as compared to $.168 million in the comparable quarter of the previous year. Interest expense increased primarily as the result of an increase in the Company’s convertible debt. At September 30, 2008, this amount was $7.461 million of convertible debt as compared to $6.960 million at the same time last year, which was primarily acquisition debt.

Provision for Income Taxes

The Company is registered in Bermuda, where no income tax laws are applicable. Two subsidiaries are subject to US income taxes, four subsidiaries are subject to UK income taxes, one subsidiary is subject to Canadian income taxes and one of the subsidiaries is subject to South African income taxes. None of them has had taxable income because each of them has incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved including those of Empire in the UK.

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

In May 2007, the Company through an arbitration procedure with SARS reached an agreement whereby SARS agreed in principle to drop the larger of its two assessments. The Company conceded the principle of SARS second assessment. On August 31, 2007, the Company paid approximately $300,000 to SARS in regard to this assessment. The Company is vigorously disputing a further amount of approximately $770,000 and believes it has strong arguments in this regard based on among other factors, computational errors made by SARS in its assessment. Based on its payments to SARS, the Company has reduced its estimated liability to approximately $271,000 as of September 30, 2008. The Company believes its remaining liability to SARS is lower than this amount, however, in the event its arguments are unsuccessful, it may be forced to increase this liability. The case is scheduled to be heard in court in December 2008 when the matter should be decided.

SILVERSTAR HOLDINGS LTD - 10-Q

Net Loss

We have recognized a net loss of $.659 million during first quarter of fiscal year 2009 compared to a net loss of $4.447 million during the same comparable quarter in the previous year. The decrease was primarily driven by an operating profit of $.097 million at Empire Interactive as compared to an operating loss of $3.4 million in the comparable period in fiscal year 2008. Empire’s operating improvement was primarily caused by significantly increased sales and lower overhead as well as a decrease of approximately $1.5 million in the amortization of Empire’s intangible assets. This was partially offset by an increase of approximately $.520 million in the amortization of development costs at Empire. Adjusted operating EBITDA (earnings before interest, taxes, depreciation and amortization and non-cash compensation expenses) was $1.3 million as compared to a loss of $1.190 million in the comparable period in fiscal year 2008

	Quarters Ended September 30,
(000s except per share amounts)	2008	2007
Operating EBITDA reconciliation:
Operating loss	($481)	($4,037)
Depreciation	54	44
Amortization of intangibles	487	2,112
Amortization of software development costs	1,109	590
Non-cash compensation	117	102
Operating EBITDA	$1,286	($1,190)
Operating EBITDA per share	.06	(0.09)
Weighted average number of shares outstanding	20,067	12,783

Financial Condition, Liquidity and Capital Resources

Cash decreased by $1.265 million from $2.892 million at June 30, 2008 to $1.627 million at September 30, 2008. This was primarily the result of repayment of a working capital line of approximately $1 million held by Strategy First, which was secured by like corporate cash balances.

Cash balances are being held for working capital purposes. Included in this amount is $.658 million which is classified as restricted cash. This amount relates to money retained in South Africa to satisfy any potential liability that may result from our tax dispute with the South Africa Revenue Service.

Working capital deficit decreased by $.948 million from a deficit $5.453 million at June 30, 2008 to a deficit of $4.566 million at September 30, 2008. This decrease is primarily due to the result of significant reductions in net current liabilities due to improved operation performance of Empire Interactive as well as a decrease in the exchange rate of the UK pound to the US dollar.

At September 30, 2008, we had net borrowings of $1.172 million which consisted of Empire’s outstanding line of credit at Barclays Bank. Additionally, we have $8.900 million face amount outstanding of our convertible debentures. The carrying value of these debentures at September 30, 2008 net of unamortized warrants and stock conversion features is approximately $7.461 million. We currently pay monthly interest on our debentures. $1.4 million of this amount carries an annual rate of prime plus 1.5%, with the remainder at an annual rate of 9%.

As shown in the condensed consolidated financial statements, the Company has incurred recurring losses from operations, negative cash flows from operation, and as of September 30, 2008, the Company’s current liabilities exceeded its current assets by $4.57 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to meet its ongoing cash requirements as follows:

•

Generate significant short term operating earnings and cash flow primarily through its Empire subsidiary. Empire’s title release schedule for the next 12 months includes several multi-platform games most notably Hello Kitty and sequels to its successful Animal Paradise DS game. The Company anticipates that the launch of these games, along with Empire’s ongoing business will generate operating profits and cash flow in the short term. Empire continues to explore European and US distribution agreements with major entertainment publishers which would provide significant short term cash flow.

SILVERSTAR HOLDINGS LTD - 10-Q

•

On September 9, 2008, the Company and Empire Interactive entered into a term sheet with Full Circle Partners, LP whereby Empire would have been provided a senior secured revolving loan of up to $8 million, the terms of which have not been finalized. On November 7, 2008, the Company‘s subsidiary, Empire Interactive Europe, Limited, closed on a short-term loan with a commitment of up to $2.1 million with Full Circle Partners LP. As of November 12, 2008, Empire was loaned $1.427 million of this amount. This loan is secured by certain receivables of Empire Interactive Europe, Limited and Empire Interactive, Inc. as well as the shares of these companies and of Empire Interactive Holdings, Limited. The Company continues discussions with Full Circle toward completion of the longer term facility as contemplated in the September 9, 2008 Term Sheet. Details of the Full Circle loan are contained in the Company’s 8-K filed on November 13, 2008.

•	Raise additional capital through the sale of certain intellectual property. The Company will retain a London based investment banker to sell certain of its intellectual property.

•

The Company has approximately $.658 million of restricted cash set aside to match its current South African tax assessment. The Company believes that it has strong arguments to set aside this assessment. If this assessment is set aside, this cash would be available for operations. A court hearing in this matter is scheduled for early December of 2008.

Management believes that these actions and others to be taken by the Company will provide the opportunity for it to improve liquidity and achieve profitability. In addition, the Company believes that if they close on the $8 million loan in calendar year 2008, they would be able to sustain operations through fiscal year 2009. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. However, there can be no assurance that any of these events will occur.

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

SILVERSTAR HOLDINGS LTD - 10-Q

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

Intangible Assets

Intangible assets include software game titles. Intangible assets, excluding goodwill and Empire game titles are stated on the basis of cost and are amortized on a straight-line basis over estimated lives of three to ten years. Empire game titles are amortized over a five-year period based on weighted average expected sales from the date the title is launched. For titles that have not yet been launched as of September 30, 2008 a launch date was estimated to project future amortization.

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

Forward-Looking Information

We make numerous forward-looking statements throughout this report including statements with respect to our expected income, acquisitions and other growth opportunities, performance of investments that we have made, and operating expenses. Frequently these statements are introduced with words such as “expect,” “likely,” “will,” “believe,” “estimate,” “project,” “anticipate,” or “predict.” Actual results may differ materially from those suggested by the forward-looking statements that we make for a number of reasons including those described in Part I, Item 1A, “Risk Factors” of our report on Form 10-K for the year ended June 30, 2008.

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

Interest Rate Risk

On September 30, 2008, the cash resources earned interest at variable rates. Accordingly, the Company’s return on these funds is affected by fluctuations in interest rates. The Company also has significant debt that is tied to interest rates and, therefore, any increase in interest rates will have a negative effect on the Company’s interest payments. At September 30, 2008, the Company had two convertible notes outstanding with a combined balance

SILVERSTAR HOLDINGS LTD - 10-Q

of approximately $8.9 million. Interest on $1.4 million of these convertible notes is based on a floating rate equal to prime plus 1.5%. A hypothetical 100 basis point change in interest rates would result in an approximate $89,000 change in annual interest expense.

In addition to the convertible debentures the Company had a secured line of credit facility at September 30, 2008. Based on the September 30, 2008 balance on this facility, a hypothetical 100 basis point change in interest rates would result in an approximately $10,000 change in annual interest expense.

Empire has a line of credit secured by its receivables, inventory, real property and intangible assets. As of September 30, 2008, the amount outstanding under this facility was approximately $1,172,000. The line of credit accrues interest at an annual rate of 8.25%. A hypothetical 100 basis point change in interest rates would result in an approximately $11,720 change in annual interest expense.

Foreign Currency Risk

Empire is incorporated in the UK and sells products throughout Europe, the US and Canada. Its functional currency is the British pound. This has exposed the Company to market risk with respect to fluctuations in the relative value of the Euro, the Canadian dollar, and the US dollar.

Strategy First is incorporated in Canada and sells products throughout the US and Europe. Its functional currency is the Canadian dollar. This has exposed the company to market risk with respect to fluctuations in the relative value of the Euro, British Pound, the Canadian dollar, and the US dollar.

Certain of the Company’s cash balances and the remaining proceeds from the sale of its South African subsidiaries are denominated in South African Rand. This has exposed the Company to market risk with respect to fluctuations in the relative value of the South African Rand against the US dollar.

The Company currently does not hedge its South African Rand exposure. At September 30, 2008, we had assets denominated in South African Rand of R 17.6 million ($2.5 million).

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure of Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of its disclosure controls and procedures as of the end of the period covered by this report conducted by management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer believe that these controls and procedures are effective.

Changes in Internal Controls

There have been no changes in the Company’s internal controls over financial reporting for the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SILVERSTAR HOLDINGS LTD - 10-Q

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except as set forth below, there were no new material legal proceedings or material developments to the pending legal proceedings that have been previously reported in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. A full discussion of our pending legal proceedings is also contained in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements (Unaudited),” Note 10, of this Report.

In August 2008 the Company’s subsidiary, Silverstar Acquisitions, Ltd., received a demand notice from Ian Higgins and Simon Jeffrey for payment of approximately £180,000 ($340,000) in additional punitive interest in regards to the payment of their loan notes which were fully discharged in November 2007. The claim relates to penalty interest for an alleged failure to make timely payment on the amounts owed to them. The Company disputes the fact that these payments were late and that this punitive interest is enforceable under English law. No legal papers have been received in this matter. However, should the Company need to respond to a legal claim, it will vigorously defend itself in this regard.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risks facing the Company as described in the Company’s Form 10-K for the year ended June 30, 2008 except as follows:

Uncertainty and adverse changes in the economy could have a material adverse impact on our business and operating results.

Uncertainty or adverse changes in the economy could lead to a significant decline in discretionary consumer spending, which, in turn, could result in a decline in the demand for our products. As a result of the recent national and global economic downturn, overall consumer spending has declined. Retailers globally, and particularly in North America, appear to be taking a more conservative stance in ordering game inventory. Any decrease in demand for our products, particularly during the critical holiday selling season or other key product launch windows, could have a material adverse impact on our operating results and financial condition. Uncertainty and adverse changes in the economy could also increase the risk of material losses on our investments, increase the cost and decrease the availability of potential sources of financing, and increase our exposure to material losses from bad debts, any of which could have a material adverse impact on our financial condition and operating results.

In addition, periods of economic uncertainty and changes may result in increased volatility in our stock price.

We are exposed to exchange rate fluctuations.

The Company's reporting currency is the United States dollar.  Historically, the Company's foreign operations, including assets and liabilities and revenues and expenses, have been denominated in various currencies other than the United States dollar, and we expect that our foreign operations will continue to be so denominated. As a result, the United States dollar value of the Company's foreign operations has varied, and will continue to vary, with exchange rate fluctuations. The Company has been, and is presently, primarily exposed to fluctuations in the exchange rate of the Euro, British Pound, Pound Sterling, South African Rand and Canadian Dollar.  A decrease in the value of any of these currencies relative to the United States could reduce the Company's profits from foreign operations and the value of the net assets of its foreign operations when reported in United States dollars in its financial statements. This could have a material adverse effect on the Company's business, financial condition or results of operations as reported in United States dollars.  In addition fluctuations in currencies relative to currencies in which the earnings are generated may make it more difficult to perform period-to-period comparisons of the Company's reported results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

SILVERSTAR HOLDINGS LTD - 10-Q

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

Date: November 14, 2008

SILVERSTAR HOLDINGS, LTD.
/s/ Clive Kabatznik
Clive Kabatznik
Chief Executive Officer
/s/ Lawrence R. Litowitz
Lawrence R. Litowitz
Chief Financial Officer