Form 10-Q
period 2008-12-31
SILVERSTAR HOLDINGS LTD
filed 2009-02-20
CIK 1003390

SILVERSTAR HOLDINGS LTD - 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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
N/A Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of February 9, 2009, there were 20,197,911 shares of the Registrant’s common stock outstanding.

SILVERSTAR HOLDINGS LTD - 10-Q

PART I – FINANCIAL INFORMATION

i

SILVERSTAR HOLDINGS LTD - 10-Q

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2008	2008
	Unaudited
Current assets:
Cash and cash equivalents	$422,012	$2,215,109
Cash restricted for foreign tax estimated liability	569,970	677,344
Accounts receivable, net	1,642,172	2,232,343
Inventories, net	707,858	445,927
Current portion of long term notes receivable	67,108	216,633
Prepaid expenses and other current assets	650,058	364,576
Assets available for sale	—	80,205
Total current assets	$4,059,178	$6,232,137
Property, plant and equipment, net	284,517	403,723
Software development costs, net	5,105,617	8,045,698
Investments in non-marketable securities	1,131,066	1,131,066
Intangible assets, net	3,398,514	5,732,835
Deferred charges and other assets	595,486	864,689
Total assets	$14,574,378	$22,410,148
Liabilities and stockholders’ (deficiency) equity
Current liabilities:
Lines of credit	$988,727	$1,618,164
Loan payable	1,700,884	—
Notes payable – acquisition	1,934	2,666
Earn out notes payable – acquisition	92,362	405,437
Accounts payable	2,909,445	5,041,603
Accrued royalty expense	1,403,930	1,472,424
Accrued payroll tax expense	550,768	817,269
Accrued expenses	1,482,310	2,276,573
Estimated liability for foreign tax	235,204	279,514
Total current liabilities	$9,365,564	$11,913,650
Convertible secured debenture, net	7,568,220	7,354,637
Other long term liabilities	387,118	421,363
Total liabilities	$17,320,902	$19,689,650
Stockholders’ (deficiency) equity
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, class A, $.01 par value, 50,000,000 shares authorized; 20,129,611 and 19,956,177 shares issued and outstanding	199,945	198,210
Common stock, class B, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, FSAH class B, $.001 par value, 10,000,000 shares no shares issued and outstanding	—	—
Additional paid-in capital	83,694,032	83,304,462
Accumulated deficit	(85,405,143)	(81,282,895)
Other comprehensive income (loss)	(1,235,359)	500,721
Total stockholders’ (deficiency) equity	$(2,746,525)	$2,720,498
Total liabilities and stockholders’ (deficiency) equity	$14,574,378	$22,410,148

See notes to condensed consolidated financial statements

SILVERSTAR HOLDINGS LTD - 10-Q

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31
	2008	2007
Net revenues	$8,717,594	$10,796,896
Operating expenses:
Cost of sales	5,419,846	4,217,780
Development costs and royalties	419,669	816,419
Selling, general and administrative	4,308,042	3,778,992
Amortization of software development costs	1,114,535	958,526
Amortization of acquired intangibles	548,529	2,322,596
Depreciation	51,812	47,173
	11,358,433	12,141,486
Operating loss	(3,144,839)	(1,344,590)
Other income	309,751	100
Foreign currency gain (loss)	3,007	(80,770)
Gain on sale of fixed assets	—	90,348
Amortization of convertible debt discounts and issuance costs	(424,487)	(123,747)
Interest expense	(213,756)	(133,005)
Interest income	8,849	76,356
Loss before income taxes	(3,461,475)	(1,515,308)
Benefit (provision) for income taxes	(1,398)	1,006
Net loss	$(3,462,873	$(1,514,302)

Loss per share:
Basic and diluted	$(.17)	$(.08)
Weighted average common stock outstanding:
Basic and diluted	20,129,611	19,771,824

See notes to condensed consolidated financial statements

SILVERSTAR HOLDINGS LTD - 10-Q

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended December 31,
	2008	2007
Net revenues	$17,539,621	$14,675,573
Operating expenses:
Cost of sales	9,368,462	5,816,582
Development costs and royalties	1,031,673	1,429,923
Selling, general and administrative	7,399,323	6,737,372
Amortization of software development costs	2,223,992	1,548,632
Amortization of acquired intangibles	1,035,774	4,434,262
Depreciation	106,146	90,827
	21,165,370	20,057,598
Operating loss	(3,625,749)	(5,382,025)
Other income (loss)	612,057	(12,395)
Foreign currency gains (losses)	(158,087)	53,028
Gain on sale of fixed assets	177,637	90,348
Amortization of convertible debt discounts and issuance costs	(700,881)	(554,916)
Interest expense	(456,720)	(301,462)
Interest income	30,890	145,605
Loss before income taxes	(4,120,853)	(5,961,817)
Benefit (provision) for income taxes	(1,398)	1,006
Net loss	$(4,122,251)	$(5,960,811)

Loss per share:
Basic and diluted	$(.21)	$(.35)
Weighted average common stock outstanding:
Basic and diluted	20,098,360	16,931,654

See notes to condensed consolidated financial statements

SILVERSTAR HOLDINGS LTD - 10-Q

SILVERSTAR HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Six Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,122,251)	$(5,960,811)
Depreciation and amortization	4,066,793	6,631,637
Loss on disposal of marketable securities	—	12,500
Gain on disposal of fixed assets	(177,367)	(90,348)
Stock-based compensation	223,036	234,631
Stock issued for services	98,358	24,391
Unrealized foreign currency loss (gain)	3,271,186	(191,497)
Accrued interest income on notes receivable	(3,263)	(12,958)
Changes in operating assets and liabilities, net	(3,976,458)	(4,870,574)
Decrease in estimated liability for foreign tax	—	(291,829)
Increase (decrease) in other assets	(70,000)	77,795
Net cash used in operating activities	$(690,236)	$(4,437,063)
Cash flows from investing activities:
Proceeds from sale of fixed assets	152,328	660,896
Purchase of fixed assets	(74,711)	(95,309)
Purchase of intangible assets	—	(435,465)
Proceeds from repayment of long-term note receivable	127,916	96,537
Increase in cash restricted for foreign tax estimated liability	—	274,171
Net cash provided by investing activities	$205,533	$500,830
Cash flows from financing activities:
Short term borrowings (repayments,) net of loan issuance fees of $281,018 and $0, respectively	427,682	(5,917,901)
Proceeds from exercise of warrants	—	1,397,937
Proceeds from private placement sales of common stock, net of offering costs of $1,084,731	—	7,915,264
Proceeds from the exercise of stock options	—	170,850
Net cash provided by financing activities	$427,682	$3,566,150
Effect of exchange rates on cash	(1,736,076)	(83,406)
Net decrease in cash and cash equivalents	(1,793,097)	(453,489)
Cash and cash equivalents, beginning of period	2,215,109	3,693,149
Cash and cash equivalents, end of period	$422,012	$3,239,660
Supplemental cash flow information:
Cash paid for interest	$591,477	$467,758
Cash paid for income taxes	$—	$800

See notes to condensed consolidated financial statements.

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

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations, negative cash flows from operations, and, as of December 31, 2008, its current liabilities exceeded its current assets by $5.306 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Since June 2008, the Company has been seeking to raise additional capital in the form of both debt and equity; to this point with no success. The results of the quarter ended December 31, 2008 have further impacted the Company’s liquidity position and without a very short-term solution to this lack of liquidity, there is substantial doubt about the Company’s ongoing viability.

Assuming that it overcomes its current liquidity shortfall, the Company plans to meet its ongoing cash requirements set forth below:

•     Generate operating earnings and cash flow primarily through its Empire subsidiary. Empire’s title release schedule for the next 12 months includes several multi-platform games, including sequels to Animal Paradise DS game and DS titles licensed from Play First such as Diner Dash, Wedding Dash and Chocalatier.

•     Raise additional capital through the possible sale of certain intellectual property. The Company intends to retain an investment banker to determine which of its intellectual property assets can be sold to realize significant value.

•     The Company has approximately $570,000 of restricted cash set aside to match its current South African tax assessment. The Company believes that it has strong arguments to set aside this assessment. If this assessment is set aside, this cash will be available for operations. A court hearing in this matter was held in early December 2008 and a judgment is expected shortly.

• Seek strategic collaborations which may include joint ventures or partnerships for publishing game titles, merger, sale of assets, or other similar transactions.
• Debt restructuring at one or both of our subsidiaries either through a voluntary or involuntary court process.

Management anticipates that these actions and others to be taken by the Company will provide the opportunity for it to improve liquidity and possibly achieve profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. However, there can be no assurance that any of these events will occur.

NOTE 3.	BASIS OF PREPARATION

The unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries in which it has a majority voting interest. Investments in affiliates are accounted for under the equity or cost method of accounting. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

SILVERSTAR HOLDINGS LTD - 10-Q

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position of the Company as of December 31, 2008 and the results of its operations and its cash flows for the three and six months ended December 31, 2008 and the fiscal year ended June 30, 2008 (“fiscal 2008”) presented herein. The results of operations for the interim periods are not necessarily indicative of results for the full year. These financial statements, footnote disclosures and other information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2008.

Net Income or Loss Per Share

Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding and dilutive potential shares of common stock reflecting the dilutive effect of stock options, warrants, convertible debentures and shares to be issued in connection with prior acquisitions. Dilutive potential common shares, stock options, warrants and convertible debentures for all periods presented are computed utilizing the treasury stock method except for convertible debentures which are computed using the “if converted” method. The total number of shares that could potentially dilute earnings per share, but which were not included in the calculations of diluted earnings per share because to do so would have been anti-dilutive, was 442,559 and 1,096,227 for the three months ended December 31, 2008 and 2007, respectively, and 506,645 and 918,068 for the six months ended December 31, 2008 and 2007, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and all highly liquid investments with original maturities of three months or less. The majority of the Company’s cash balances are held in liquid accounts at two highly rated financial institutions. While these deposits are not insured, the quality of such financial institutions is such that the risks of loss on these funds are minimal.

Reclassifications

Royalty expenses totaling $414,816 for the quarter ended December 31, 2007 have been reclassified from selling, general, and administrative expenses to conform to the fiscal 2009 presentation.

Software Development Cost

Under Statement of Financial Accounting Standard (“SFAS”) No. 86 software development cost should be capitalized once technical feasibility is achieved. In the case of Empire this would be when the product is commercially viable (“commercial feasibility”). The Company has determined to its satisfaction that there is a clearly defined decision point quite early in development where a product passes from concept to commercial feasibility. This decision point is either reached with the consent of outside parties such as Sony or Microsoft or through an internal process where management decides to move forward with a product’s development once a game concept has been approved. The Company also found that there has been no material instance where concept approval has been given and a game has not become a commercial product. The Company has, therefore, decided to capitalize software development costs after concept approval.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” This standard replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The standard requires companies to recognize all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values on the grant date and is effective for annual periods beginning after June 15, 2005. In accordance with the revised statement, the Company recognizes the expenses attributable to stock options granted or vested subsequent to July 1, 2005. During the six month periods ended

SILVERSTAR HOLDINGS LTD - 10-Q

December 31, 2008 and 2007 and the Company recognized expenses of $166,428 and $154,631, respectively, for employee stock options that vested. The Company also recognized expenses of $56,608 and $80,000, respectively, for the vesting of restricted shares. Based on existing unvested option agreements the Company anticipates an additional expense of approximately $146,267 in fiscal year 2009 which could increase if additional options are granted during the fiscal year. As of December 31, 2008, $416,941 of total unrecognized compensation costs related to non-vested options is scheduled to be recognized over a weighted average period of 2.06 years.

The weighted average grant date fair value of options granted during the six months ended December 31, 2008 and the significant assumptions used in determining the underlying fair value of each option grant on the date of the grant utilizing the Black Scholes option pricing model are noted in the following table. Expected volatility is based on historical volatility data of the Company’s stock. As a result of the acquisition of Empire which significantly changed the size and complexity of the Company, the volatility of most options granted after March 31, 2007 were computed using the average volatility of competitor companies in the entertainment software industry. Historical stock prices would not be indicative of their future prices, since the Company itself is so different from what it was historically. SFAS 123(R) requires the use of expected volatility in the calculation of the compensation expense of a stock option. While it allows the use of historical volatility in calculating expected volatility, it does not require the use of historical volatility only and encourages the use of other factors. The Company continues to use the average volatility of competitor companies until such time there is sufficient historical volatility data (post Empire acquisition) that equals or exceeds the expected term of the options granted. The expected term of stock options granted is based on historical data and represents the period of time that stock options are expected to be outstanding. The risk-free rate of the stock options is based on the US Treasury rate in effect at the time of grant. The risk-free rate of the stock options is based on the US Treasury rate in effect at the time of grant. Details of the option activity for the six months ended December 31, 2008 were as follows:

2008
Weighted average grant-date fair value of options granted	$.08
Assumptions:
Risk free interest rate	.9% - 3.12%
Expected life	1- 4 Years
Expected volatility	43%-117%
Expected dividend yield	0

As of December 31, 2008, the Company had 2,949,167 stock options outstanding, of which 1,771,944 are fully vested with zero intrinsic value. A summary of the activity in the Company’s stock option plans is as follows for the six months ended December 31, 2008:

	Share Options Outstanding	Weighted Average Exercise
Outstanding June 30, 2008	2,589,167	$1.58
Granted	1,270,000	$.48
Expired	(230,000)	$1.84
Terminated	(680,000)	$2.04
Outstanding, December 31, 2008	2,949,167	$98

NOTE 4.	SOFTWARE DEVELOPMENT COSTS

As of December 31, 2008 and June 30, 2008, capitalized software development costs totaled $10,241,079 and $12,544,806, respectively. Total costs capitalized during the three and six months ended December 31, 2008 were $527,380 and $ 1,497,736, respectively. Accumulated amortization at December 31, 2008 and at June 30, 2008 totaled $5,135,462 and $4,499,108, respectively. Capitalized software development costs are amortized over a five-year period based on weighted average expected sales from the date the title is launched.

SILVERSTAR HOLDINGS LTD - 10-Q

NOTE 5.	INTANGIBLE ASSETS

The components of amortizable intangible assets as of December 31, 2008 and June 30, 2008 are as follows:

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Total

Game titles – Strategy First	10 years	$1,416,863	$(501,929)	$914,934
Game titles – Empire Interactive	5 years	16,833,343	(14,349,763)	2,483,580
Balance on December 31, 2008		$18,250,206	$(14,851,692)	$3,398,514

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Total

Game titles – Strategy First	10 years	$1,713,520	$(521,333)	$1,192,187
Game titles – Empire Interactive	5 years	23,198,600	(18,657,952)	4,540,648
Balance on June 30, 2008		$24,912,120	$(19,179,285)	$5,732,835

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. Through December 31, 2008, consumer demand for the Company’s software entertainment products remained intact. However, in the event that the global economic slowdown continues to worsen and a drop in demand for the Company’s products becomes evident, the Company may test these carrying values for impairment before the end of its fiscal year.

Amortization expense for intangible assets for the three and six month periods ended December 31, 2008 were $548,529 and $1,035,774, respectively. Amortization expense for intangible assets for the three and six month periods ended December 31, 2007 were $2,322,596 and $4,434,262, respectively. Estimated amortization expense for the rest of fiscal year 2009 and for the succeeding five fiscal years is as follows:

2009	$ 90,998
2010	815,551
2011	763,717
2012	497,118
2013	270,261
2014	225,329
Thereafter	135,540
$ 3,398,514

SILVERSTAR HOLDINGS LTD - 10-Q

NOTE 6.	CASH FLOWS

	Six Months Ended December 31,
	2008	2007
Changes in operating assets and liabilities consist of the following:
Decrease in accounts receivable	$167,926	$2,378,479
Increase in inventories	(189,884)	(36,695)
(Increase) decrease in prepaid expenses and current assets	(68,189)	263,756
Software development costs capitalized	(1,497,736)	(3,079,923)
Decrease in accounts payable	(1,527,464)	(2,809,953)
Decrease in refundable deposits	—	(630,403)
Decrease in accrued expenses	(861,111)	(955,835)
	($3,976,458)	($4,870,574)
Issuance of shares of common stock for debt repayment	$—	$3,600,000
Issuance of shares of common stock for payment of accrued expenses	$120,000	$—

NOTE 7.	DEBT

Lines of Credit

In June 2002, the Company obtained a secured line of credit facility for borrowings up to $1.0 million, which was fully secured by cash balances held in the Company’s account. This liability is due on demand and has a floating interest rate that is based on the prime rate minus 1.75%. The balance outstanding under this line of credit at December 31, 2008 and June 30, 2008 was $0 and $985,995, respectively.

Empire has a line of credit secured by its receivables, inventory, real property and intangible assets. As of December 31, 2008 and June 30, 2008 the amount outstanding under this facility was $988,727 (£682.870) and $632,169 (£316,813), respectively. The line of credit accrues interest at an annual rate of 7%. This line expired on June 30, 2008; however, it has been extended on a monthly basis and now expires on March 8, 2009.

Loan Payable

On November 7, 2008, the Company’s subsidiary Empire Interactive Europe, Limited completed a short-term loan of up to $2.1 million with Full Circle Partners, LP. As of December 31, 2008, $1,700,884 was outstanding under this facility. This loan is secured by certain receivables of Empire Interactive Europe, Limited and Empire Interactive, Inc. as well as the shares of these companies and of Empire Interactive Holdings, Limited and matures on April 7, 2009. The loan has a fixed interest rate of 15%. The Company incurred issuance costs of $376,018 in connection with this loan which are being amortized over the life of the loan. During the three months ended December 31, 2008, amortization of these costs totaled $148,093. The remaining unamortized loan costs of $227,925 will be fully amortized by the April 7, 2009, the maturity date of the loan.

Notes Payable

At December 31, 2008 and June 30, 2008 the Company owed $1,934 and $2,666 in notes payable to former shareholders of Empire pursuant to an offer made for the acquisition of Empire. This amount accrues interest at 4% per annum and was payable on October 31, 2007. All note holders who have tended their notes have been paid in full.

The Company owed $92,362 as of December 31, 2008 as earn out consideration based on Empire’s EBITDA for the fiscal year ended June 30, 2007 that was payable on April 30, 2008. The balance on these notes at June 30, 2008 was $405,437. Interest accrued at 4% per annum beginning November 1, 2007.

SILVERSTAR HOLDINGS LTD - 10-Q

NOTE 8.	CONVERTIBLE SECURED DEBENTURES

On October 19, 2006, the Company issued debentures to DKR SoundShore Oasis Holding Fund Ltd. (the “Purchaser”) in the principal amount of $1,400,000 due October 31, 2008 (the “2006 Debenture”) which was extended to April 30, 2010. The 2006 Debenture is convertible at the option of the Purchaser, into shares of common stock at a conversion price of $1.738 per share.

The Company pays monthly interest on the outstanding principal amount of the 2006 Debenture at a rate per annum equal to the prime rate for the applicable interest period plus 1.5%.

The Purchaser and the Company amended the terms of the 2006 Debenture in June 2007. Under the terms of the amendment there will be no amortization of principal under the 2006 Debenture; and the 2006 Debenture will be mandatorily convertible if the closing sale price of the Company’s common stock equals or exceeds $3.48 per share. This mandatory conversion is subject to volume requirements.

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

On March 19, 2008, the Company issued to accredited investors 9% Secured Convertible Debentures in the aggregate principal amount of $7,500,000 due March 19, 2012 (the “2008 Debentures”) and warrants to purchase an aggregate of 3,124,999 shares of the Company’s common stock, par value $.01 per share at an exercise price of $1.50 per share. The term of the warrants is five years.

The 2008 Debentures are convertible at any time, at the option of the purchasers, into shares of common stock at a conversion price of $1.2026 per share. However, if after the date that a registration statement covering the resale of the shares issuable upon conversion of the 2008 Debentures is effective, the average daily volume weighted average price of the common stock for 30 consecutive trading days exceeds $2.40, the Company may require the purchasers to convert all or part of their outstanding 2008 Debentures.

The value of the warrants and the conversion feature of the 2008 Debentures using the using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate of 2.36%, dividend yields of 0% and a volatility factor of the expected market price of the Company’s common stock of 43.21% which resulted in the warrants being valued at $996,480 and the conversion feature being valued at $621,480. The warrants and the conversion feature are both being amortized using the straight line method over the term of the 2008 Debenture.

The Company’s obligations under the 2008 Debentures are secured by a lien on certain assets of the Company in favor of the purchasers (except Empire Interactive PLC and Strategy First Inc.), and guaranteed by the shares and assets of certain subsidiaries of the Company. In addition, the obligations of the Company under the 2008 Debenture are personally guaranteed by Mr. George Karfunkel. Mr. Karfunkel is compensated in the amount of 6% of the current principal outstanding amount of the 2008 Debenture per annum.

The balance of the debentures as of December 31, 2008 and June 30, 2008, net of unamortized discounts was as follows:

	December 31, 2008	June 30, 2008
Principal amount of debentures	$8,900,000	$8,900,000
Discounts for beneficial conversion features	(508,433)	(589,303)
Discounts for fair value of warrants and options	(823,347)	(956,060)
Balance, net of unamortized discounts	$7,568,220	$7,354,637
Less current portion	—	—
Long-term portion	$7,568,220	$7,354,637

SILVERSTAR HOLDINGS LTD - 10-Q

Scheduled maturities of the convertible debentures as of December 31, 2008 are as follows:

1 Year or less	$—-
April 30, 2010	1,400,000
March 19, 2012	7,500,000
Total	$8,900,000

Interest expense related to the debentures amounted to $390,982 and $78,184 for the six months ended December 31, 2008 and 2007 and $193,856and $14,292 during the quarters ended December 31, 2008 and 2007, respectively.

Amortization of discounts for the beneficial conversion features and warrants resulted in charges to Amortization of Convertible Debt Discounts and Issuance Costs totaling $213,583 and $156,308 during the six months ended December 31, 2008 and 2007 and $106,796 and $29,114 during the quarters ended December 31, 2008 and 2007, respectively. The Company also incurred loan costs of $2,262,311 directly related to securing these debentures, which includes $1,090,000 paid for personal guarantees on the outstanding balances. The annual guarantees are equal to 5% of the outstanding loan balance on the 2006 Debentures and 6% of the 2008 Debentures. The loan costs were originally amortized over the term of the debentures. As a result of the amendment to the 2006 Debentures the remaining loan issuance costs are being amortized on a straight line method through April 30, 2010. Loan costs incurred in connection with the 2008 Debentures are being amortized on a straight line method through March 19, 2012. The annual guarantee fees are amortized over twelve months. Amortization expenses for the guarantee and debt issuance costs totaled $339,205 and $398,608 for the six months ended December 31, 2008 and 2007 and $169,602 and $94,633 during the quarters ended December 31, 2008 and 2007 respectively.

Estimated amortization expense related to the warrants, beneficial conversion feature and costs related to securing these debentures through debt maturities is as follows:

2009	$425,772
2010	598,445
2011	522,788
2012	375,227
Total	$1,922,801

NOTE 9.	COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Other than as set forth below, the Company is not currently a party to any material legal proceedings. The Company may from time to time become involved in legal proceedings in the ordinary course of business. It may not be successful in defending these or other claims. Regardless of the outcome, litigation can result in substantial expense and could divert the efforts of management.

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

In May 2007, the Company through an arbitration procedure with SARS reached an agreement whereby SARS agreed in principle to drop the larger of its two assessments. The Company conceded the principle of SARS second assessment. On August 31, 2007, the Company paid approximately $300,000 to SARS in regard to this assessment. The Company is vigorously disputing a further amount of R5,394,708 (approximately $569,700 based on the December 31, 2008 foreign exchange of $.1057 US dollars to one South African Rand) and believes it has strong arguments in this regard based on among other factors, computational errors made by SARS in its assessment. Based on its payments to SARS, the Company has reduced its estimated liability to R 2,216,286 (approximately $235,204) as of December 31, 2008. The Company believes its remaining liability to SARS is lower than this amount; however, in the event its arguments are unsuccessful, it may be forced to increase this liability. A court hearing was held in early December 2008. A ruling on this matter is anticipated shortly.

SILVERSTAR HOLDINGS LTD - 10-Q

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

In August 2007, Empire was served with a lawsuit brought by a former distributor in Portugal. The lawsuit claims that Empire had no right to utilize other distributors in Portugal and seeks 630,000 euros in damages. Empire believes this claim has no merit as its distribution agreements are tailored for individual products only and do not give blanket distribution rights to outside distributors. Empire has moved to dismiss the claim. A preliminary hearing was held in November 2008 and there has been nothing further since that time.

On December 31, 2008, Empire owed approximately $524,044 (£361,934) for UK payroll taxes of which $414,269 (£286,117) was past due. As of December 31, 2008, the interest rate in effect for late tax payments was 5.50%. Interest is automatically charged for the period following April 19, 2008 on the amount that was still due at that date. In addition, the UK tax authorities have the power to charge this rate of interest on overdue payroll taxes in respect of taxes arising after March 31, 2008; however in practice, this is rare.

On June 30, 2008, the Company and Strategy First, Inc. entered into a settlement and termination agreement with 3A Entertainment, Inc. and Akella whereby we will receive a sum of $1.1 million paid over ten months beginning August 1, 2008, in lieu of claims that we might have had against Akella and 3A Entertainment. Additionally, should these settlement payments be made in a timely fashion, Akella and 3A Entertainment have the option to acquire certain intellectual property rights for the Jagged Alliance and Disciples franchises for an additional $100,000. The parties have also agreed to enter into further distribution agreements for these properties going forward. Due to the uncertainty of payment of these amounts, the Company will record the settlement payments as they are received. The Company through December 31, 2008 has received all scheduled payments. Additionally, Akella and 3A Entertainment have exercised their option to acquire certain intellectual property rights for the Disciples franchise.

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

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Inputs other than level1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

SILVERSTAR HOLDINGS LTD - 10-Q

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

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of FASB Statement No. 115” (“FASB 159”). This standard permits an entity to measure financial instruments and certain other items at the estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 15, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. SFAS No. 159 is effective for the Company’s fiscal year ending June 30, 2009. The Company adopted the provision of SFAS No. 159 effective July 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our condensed consolidated financial statements.

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

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141R. In addition, SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The provisions of SFAS 160 are effective for fiscal years after December 15, 2008. Earlier adoption is prohibited. The Company is currently assessing the financial impact of SFAS 160 on the consolidated financial statements.

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

SILVERSTAR HOLDINGS LTD - 10-Q

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

NOTE 11.	SUBSEQUENT EVENT

On February 18, 2009, Empire Interactive Europe, Ltd. was informed that its credit insurance claim relating to the bankruptcy of Entertainment UK in the amount of approximately £370,000 had been rejected by Euler Hermes. Aon Limited, Empire’s representing broker has submitted an appeal of this decision. There can be no assurance that this appeal will be accepted and should the decision stand, the Company will be forced to realize this amount as an additional loss as a result of the Entertainment UK bankruptcy.

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

The current global economic crisis has impacted the Company’s operations in a number of ways:

In November 2008, one of our largest customers, Entertainment UK, was placed under bankruptcy administration in the United Kingdom. This was caused by the failure of its parent company, Woolworths, PLC, a large retailer which failed as a direct consequence of the current economic crisis. As a result, we have taken a charge of approximately $480,000 to reflect the uncollectable debt associated with this customer.

US retailers in particular are being very cautious in placing orders for inventory purposes and the Company is finding that smaller orders are being placed but on a more frequent basis. The Company is also experiencing margin strain as retailers both in the US and internationally are pushing to lower the sales point of game products in all segments.

While consumer demand seems to have held up over the Christmas period, the Company is finding that its distributors and other customers are delaying payments for goods and, in many cases, seeking trade and marketing credits in a far more rapid and aggressive manner than previously.

There have been significant fluctuations in global currency rates. In particular, the British pound depreciated rapidly against both the US dollar and the euro during the quarter ended December 31, 2008. This depreciation has also led to margin contraction at Empire.

There is no consensus as to when the current global down turn will ease or end. As a result, there can be no guarantee that the factors mentioned above will not continue or intensify in the remainder of 2009 nor is there any certainty that there will not be further negative business consequences as a result of the ongoing economic crisis.

SILVERSTAR HOLDINGS LTD - 10-Q

Three Months Ended December 31, 2008 As Compared to the Three Months

Ended December 31, 2007

Revenues

Revenues for the three months ended December 31, 2008 totaled $8.718 million compared to $10.797 million for the three months ended December 31, 2007, a decrease of $2.079 million, or -19.26%. This decrease was primarily the result of a decrease in Empire’s revenues from $10.219 million for the three months ended December 31, 2007 to $8.318 million for the three months ended December 31, 2008 which was mainly caused by the depreciation of the British pound against the US dollar. During the three months ended December 31, 2008, the average exchange rate of the British pound was $1.58 as compared to $2.00 during the comparable period in 2007. Strategy First’s revenue decreased by approximately $178,000 from approximately $578,000 during the three months ended December 31, 2007 to approximately $400,000 for the three months ended December 31, 2008, which was primarily due to lower retail sales. Empire’s revenue is derived primarily from sales of console games and PC games while Strategy First solely sells PC games.

Cost of Sales

The cost of sales was $5.420 million during the three months ended December 31, 2008 or 62.2% of total revenues. For the comparable quarter of the previous year, cost of sales was $4.218 million or 39.1% of revenues. Empire’s cost of sales increased approximately $1.316 million while cost of sales at Strategy First decreased approximately $114,000. The higher percentage of cost of sales is primarily due to the increased sales of Nintendo DS games which carry lower gross margins than Empire’s other console or PC products and higher markdowns on products sold through the retail channel. Additionally, the British pound depreciated by approximately 18% against the euro during the three months ended December 31, 2008 as compared to depreciation against the euro of approximately 5% in the comparable quarter in the previous year. Since Empire’s European cost of goods is priced in euros and it makes substantial sales in the UK, this currency depreciation directly impacted its gross margins. The cost of goods sold consists primarily of the actual tangible costs of the product along with any labor and overhead costs.

Development and Royalties

Development and royalty costs decreased $.396 million for the three months ended December 31, 2008 to $.420 million as compared to $.816 million in the comparable quarter of the previous year. Empire’s development and royalty costs decreased by $.233 million as compared to the same quarter in the previous year primarily due to a change in mix of products sold and the strengthening of the US dollar against the British pound. Development and royalties costs incurred by Strategy First also decreased by $.163 million primarily due to decreased sales and changes in the mix of products sold as compared to the same period in the prior fiscal year. The development and royalty expense consists primarily of royalty expenses due to third party holders of intellectual property rights. Additionally, it includes certain development costs which are not capitalized. These costs are primarily related to the oversight and quality control of development projects. These costs are primarily reflected in the Company’s payroll expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2008 were $4.308 million, or 49.5% of sales, as compared to $3.779 million, or 35.0% of sales, for the comparable quarter of the previous year. Of this variance, Empire showed an increase of $.812 million which was primarily due to an increase in marketing costs for sales as well as a bad debt charge of approximately $.479 million from the bankruptcy of a major UK customer. Empire’s selling, general and administrative expenses consist mainly of administrative, marketing and sales staff, primarily in the UK. Strategy First’s sales general and administrative expenses decreased by $.206 million primarily as the result of decreased staff and lower sales. Corporate overhead expenses also decreased by approximately $.079 million from the same period in the prior fiscal year primarily due to reductions in payroll and outside services.

SILVERSTAR HOLDINGS LTD - 10-Q

Amortization and Depreciation

Amortization of intangible assets for the three months ended December 31, 2008 decreased by $1.774 million to $.549 million as compared to $2.323 million in the comparable quarter of the previous year. This decrease was caused by an impairment charge to the intangible assets of Empire in the amount of $8.605 million during the three months ended June 30, 2008. The current carrying value of the Company’s intangible assets at December 31, 2008 is $3.399 million as compared to $16.673 million at the same time last year. Depreciation expense was $.052 million for the three months ended December 31, 2008 and $.047 million in the comparable quarter of the previous year.

Foreign Currency Gains (Losses)

Foreign currency gains or losses are primarily related to the financial assets remaining in South Africa and the operating results of our subsidiaries which sell products in different international currencies. During the three months ended December 31, 2008 foreign currency gains were $3,007. The foreign currency losses during the comparable quarter of the previous fiscal year were $.081 million and consisted of $.022 million related to the remaining assets from the sale of discontinued South African operation and $.014 million recognized by our operating subsidiaries. The functional currency of Empire Interactive and Strategy First are the British pound and the Canadian dollar, respectively. Their products are sold throughout North America and Europe. Gains (losses) from discontinued South African operations are the result of fluctuations of the South African Rand against the US dollar. The British pound depreciated 20.34% against the US dollar for the three months ended December 31, 2008, while it depreciated 2.46% in the corresponding period last year. During the three months ended December 31, 2008 the South African Rand depreciated 15.46% against the US dollar while it appreciated approximately 1% in the corresponding period last year. These foreign currency gains or losses are non-cash items until converted into US dollars or the domestic currencies of our operating subsidiaries, when any accumulated gains or losses will be converted to cash.

Amortization of Convertible Debt Discounts and Issuance Costs

Amortization of convertible debt discounts and issuance costs were $.424 million during the three months ended December 31, 2008 as compared with $.124 million during the comparable quarter in the previous year. This increase was primarily due to the amortization of costs incurred with the issuance of the $7.50 million debentures on March 19, 2008 and the amortization of approximately $.148 million of issuance costs incurred in connection with the Full Circle Partners’ loan.

Interest Income

Interest income of $.009 million was recorded for the three months ended December 31, 2008 as compared to interest income of $.076 million for the comparable quarter of the previous year. The decrease is primarily the result of the Company’s average lower cash balances.

Interest Expense

Interest expense of $.214 million was recorded for the three months ended December 31, 2008 as compared to $.133 million in the comparable quarter of the previous year. Interest expense increased primarily as the result of an increase in the Company’s convertible debt. At December 31, 2008, the face value of convertible debt was $8.9 million compared to $1.4 million at the same time last year.

Provision for Income Taxes

The Company is registered in Bermuda, where no income tax laws are applicable. Two subsidiaries are subject to US income taxes, four subsidiaries are subject to UK income taxes, one subsidiary is subject to Canadian income taxes and one of the subsidiaries is subject to South African income taxes. The Company and its subsidiaries have not had taxable income because each has incurred losses for tax purposes. The deferred tax asset generated by the tax losses and temporary differences has been fully reserved including those of Empire in the UK.

In April 2006, the First South African subsidiary received a letter from the South African Revenue Service (“SARS”) challenging certain tax treatment of dividends and operating loss carry forwards for the years 2002 through 2004. Subsequently SARS issued two tax assessments for approximately $2.9 million. The Company had contended that its South African tax filings were in compliance with all applicable laws and vigorously defended its position in this regard. The Company had retained an amount of cash equal to the assessments in South Africa to satisfy any potential liability that may arise.

SILVERSTAR HOLDINGS LTD - 10-Q

In May 2007, the Company through an arbitration procedure with SARS reached an agreement whereby SARS agreed in principle to drop the larger of its two assessments. The Company conceded the principle of SARS second assessment. On August 31, 2007, the Company paid approximately $300,000 to SARS in regard to this assessment. The Company is vigorously disputing a further amount of approximately $770,000 and believes it has strong arguments in this regard based on among other factors, computational errors made by SARS in its assessment. Based on its payments to SARS, the Company has reduced its estimated liability to approximately $235,000 as of December 31, 2008. The Company believes its remaining liability to SARS is lower than this amount, however, in the event its arguments are unsuccessful, it may be forced to increase this liability. The case was heard in court in December 2008 and the Company is waiting on an answer.

Net Loss

We have recognized a net loss of $3.463 million during the three months ended December 31, 2008 compared to a net loss of $1.514 million during the same comparable quarter in the previous year. The decrease was primarily driven by an operating loss at Empire of $2.670 million as compared to an operating loss of $.477 million in the comparable quarter of the previous year. Empire’s operating loss was primarily caused by the reduction in gross margin as well as a bad debt charge of approximately $.479 million due to the bankruptcy of a major UK customer. This was partially offset by a decrease of approximately $1.77 million in the amortization of intangible assets at Empire. Adjusted operating EBITDA income (loss) (earnings before interest, taxes, depreciation and amortization and non-cash compensation expenses) was ($1.281) million as compared to a gain of $2.141 million in the comparable period in the prior year.

See NOTE 4 to the financial statements for the amount of software development costs capitalized during the period.

	Quarters Ended December 31,
	2008	2007
Operating EBITDA reconciliation:
Operating loss	$(3,144,839)	$(1,344,590)
Depreciation	51.812	47,173
Amortization of intangibles	548,529	2,322,596
Amortization of software development costs	1,114,535	958,526
Stock-based compensation	106,020	132,793
Shares issued for services	43,243	24,391
Operating EBITDA	$(1,280,700)	$2,140,889
Operating EBITDA per share	$(.06)	$.11
Weighted average number of shares outstanding	20,129,611	19,771,824

SILVERSTAR HOLDINGS LTD - 10-Q

Six Months Ended December 31, 2008 As Compared to Six Months Ended December 31, 2007

Revenues

Revenues increased $2.864 million to $17.540 million during the six months ended December 31, 2008 as compared to $14.676 million in the comparable period of the previous year. This increase was primarily the result of increased revenues of Empire of $16.802 million versus $13.586 million in the same period in the prior year. The increase was driven by an increase in both European and US sales primarily during the first three months of the period. Strategy First’s revenue decreased from the same period in the prior year from $1.090 million to $.737 million primarily due to lower retail sales. Empire’s revenue is derived primarily from sales of console games and PC games while Strategy First solely sells PC games.

Cost of Sales

The cost of sales was $9.368 million in the six months ended December 31, 2008, or 53.4% of total revenues. For the comparable period of the previous year, cost of sales was $5.817 million or 39.6% of revenues. Cost of sales at Empire increased $3.703 million while cost of sales at Strategy First decreased $.152 million as compared to the same period in the prior year. The higher percentage of cost of sales is primarily the result of the Company granting higher than anticipated price markdowns to and due to the increased proportion of Nintendo DS sales which carry lower gross margins than other console or PC products. Additionally, the British pound depreciated by approximately 15% against the euro during the six months ended December 31, 2008 as compared to the comparable period of the previous year. Since Empire’s European cost of goods is priced in euros and it makes substantial sales in the UK, this currency depreciation directly impacted its gross margins. The cost of goods sold consists primarily of the actual tangible costs of the product along with any labor and overhead costs.

Development and Royalties

Development and royalty costs decreased $.398 million for the six months ended December 31, 2008 to $1.032 million as compared to $1.430 million in the comparable period of the previous year. Empire’s development and royalty costs in British pounds were virtually unchanged. However, as a result of the US dollar having strengthened against the British pound, costs decreased by $.215 million as compared to the same period in the previous year. The development and royalty expense consists primarily of royalty expenses due to third party holders of intellectual property rights. Additionally, it includes certain development costs which are not capitalized. These costs are primarily related to the oversight and quality control of development projects. These costs are primarily reflected in the Company’s payroll expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended December 31, 2008 were $7.400 million, or 42.3% of sales, as compared to $6.737 million or 45.9% of sales for the comparable period of the previous year. Of this variance, Empire showed an increase of $1.028 million primarily due to a bad debt charge of approximately $.479 million from the bankruptcy of a major UK customer and a significant increase in marketing expenses. Empire’s selling, general and administrative expenses consist primarily of administrative, marketing and sales staff in the UK. Strategy First’s selling, general and administrative expenses decreased by $.292 million primarily due to decreased staff and lower sales. Corporate overhead expenses also decreased by approximately $.074 million from the same period in the prior year primarily due to reductions in payroll and outside services.

Amortization and Depreciation

Amortization of intangible assets for the six months ended December 31, 2008 decreased $3.398 million to $1.036 million as compared to $4.434 million in the comparable period of the previous year. This decrease was primarily caused by an impairment charge to the intangible assets of Empire in the amount of $8.605 million during the three months ended June 30, 2008. The current carrying value of the Company’s intangible assets at December 31, 2008 is $3.398 million as compared to $16.673 million at the same time last year. Depreciation expense was $.107 million for the six months ended December 31, 2008 and $.091 million in the comparable period in the previous year.

SILVERSTAR HOLDINGS LTD - 10-Q

Foreign Currency Gains (Losses)

Foreign currency gains or losses are primarily related to the financial assets remaining in South Africa and the operating results of our subsidiaries which sell products in different international currencies. Foreign currency losses during the six months ended December 31, 2008 were $.158 million of which losses of approximately $.231 million is related to the remaining assets million we have in South Africa and gains of approximately $.073 million relate to our operating subsidiaries. The foreign currency gains during the six months ended December 31, 2008 were $.053 million and consisted of approximately $.067 million related to the remaining assets from the sale of discontinued South African operation and losses of approximately $.014 million recognized by our operating subsidiaries. The functional currency of Empire Interactive and Strategy First are the British pound and the Canadian dollar, respectively. Their products are sold throughout North America and Europe. Gains (losses) from discontinued South African operations are the result of fluctuations of the South African Rand against the US dollar. The British pound depreciated 27.43% against the US dollar for the six months ended December 31, 2008, while it depreciated less than 1.00% in the corresponding period last year. During the six months ended December 31, 2008 the South African Rand depreciated 18.84% against the US dollar while it appreciated approximately 3% in the corresponding period last year. These foreign currency gains or losses are non-cash items until converted into US dollars or the domestic currencies of our operating subsidiaries, when any accumulated gains or losses will be converted to cash.

Amortization of Convertible Debt Discounts and Issuance Costs

Amortization of convertible debt discounts and issuance costs were $.01 million during the six months ended December 31, 2008 as compared with $.555 during the comparable period of the previous year. This increase was primarily due to the amortization of costs incurred with the issuance of the $7.50 million debenture on March 19, 2008 and the amortization of approximately $.148 of issuance costs incurred in connection with the Full Circle Partners’ loan.

Interest Income

Interest income of $.031 million was recorded for the six months ended December 31, 2008 as compared to interest income of $.146 million for the comparable period of the previous year. The decrease is primarily the result of the Company’s average lower cash balances.

Interest Expense

Interest expense of $.457 million was recorded for the six months ended December 31, 2008 as compared to $.301 million in the comparable period of the previous year. Interest expense increased primarily as the result of an increase in the Company’s convertible debt. At December 31, 2008, the face value of convertible debt was $8.9 million of convertible debt as compared to $1.4 million at the same time last year.

Net Loss

We have recognized a net loss of $4.122 million during the six months ended December 31, 2008 compared to a net loss of $5.961 million during the comparable quarters in the previous year. The decrease was primarily driven by an operating loss of $2.482 million at Empire as compared to an operating loss of $3.878 million in the comparable period of the previous year. Empire’s operating improvement was primarily caused by a decrease of approximately $3.392 million in the amortization of Empire’s intangible assets. This was partially offset by a decrease of approximately 15% in gross margin at Empire which reduced operating earnings by approximately $1.5 million. Adjusted operating EBITDA (earnings before interest, taxes, depreciation and amortization and non-cash compensation expenses) was $.062 million as compared to approximately $.951 million in the comparable period in the prior year.

SILVERSTAR HOLDINGS LTD - 10-Q

	Six Months Ended December 31,
	2008	2007
Operating EBITDA reconciliation:
Operating loss	$(3,625,749)	$(5,382,025)
Depreciation	106,146	90,827
Amortization of intangibles	1,035,774	4,434,262
Amortization of software development costs	2,223,992	1,548,632
Stock-based compensation	223,036	234,631
Shares issued for services	98,358	24,391
Operating EBITDA	$61,557	$950,718
Operating EBITDA per share	$.003	$.06
Weighted average number of shares outstanding	20,098,360	16,931,654

See NOTE 4 to the financial statements for the amount of software development costs capitalized during the period.

Financial Condition, Liquidity and Capital Resources

As noted previously, the current global economic crisis has caused customers to delay payments for goods and, in many cases, seek trade and marketing credits in a far more rapid and aggressive manner than previously. This has had a negative impact on the Company’s operational liquidity. Furthermore, the Company has found that the capital markets, both for loans and equity offerings, have been significantly impacted making refinancing options more difficult to access and close.

Cash decreased by $1.900 million from $2.892 million at June 30, 2008 to $.992 million at December 31, 2008.

Cash balances are being held for working capital purposes. Included in this amount is $.570 million which is classified as restricted cash. This amount relates to money retained in South Africa to satisfy any potential liability that may result from our tax dispute with the South Africa Revenue Service.

Working capital deficit decreased by approximately $.376 million from a deficit $5.682 million at June 30, 2008 to a deficit of $5.306 million at December 31, 2008. This decrease is primarily due to significant reductions in net current liabilities due to a decrease in the exchange rate of the British pound to the US dollar.

At December 31, 2008, we had net borrowings of $2.690 million which consisted of Empire’s outstanding line of credit at Barclays Bank and the Full Circle Partners’ loan obligation. Additionally, we have $8.900 million principal amount outstanding of our convertible debentures. The carrying value of these debentures at December 31, 2008 net of unamortized warrants and stock conversion features is approximately $7.568 million. We currently pay monthly interest on our debentures. $1.4 million of this amount carries an annual rate of prime plus 1.5%, with the remainder at an annual rate of 9%.

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations, negative cash flows from operations, and, as of December 31, 2008, its current liabilities exceeded its current assets by $5.306 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Since June 2008, the Company has been seeking to raise additional capital in the form of both debt and equity; to this point with no success. The results of the quarter ended December 31, 2008 have further impacted the Company’s liquidity position and without a very short-term solution to this lack of liquidity, there is substantial doubt about the Company’s ongoing viability.

SILVERSTAR HOLDINGS LTD - 10-Q

Assuming that it overcomes its current liquidity shortfall, the Company plans to meet its ongoing cash requirements set forth below:

•     Generate operating earnings and cash flow primarily through its Empire subsidiary. Empire’s title release schedule for the next 12 months includes several multi-platform games, including sequels to Animal Paradise DS game and DS titles licensed from Play First such as Diner Dash, Wedding Dash and Chocalatier.

•     Raise additional capital through the possible sale of certain intellectual property. The Company intends to retain an investment banker to determine which of its intellectual property assets can be sold to realize significant value.

•     The Company has approximately $570,000 of restricted cash set aside to match its current South African tax assessment. The Company believes that it has strong arguments to set aside this assessment. If this assessment is set aside, this cash will be available for operations. A court hearing in this matter was held in early December 2008 and a judgment is expected shortly.

• Seek strategic collaborations which may include joint ventures or partnerships for publishing game titles, merger, sale of assets, or other similar transactions.
• Debt restructuring at one or both of our subsidiaries either through a voluntary or involuntary court process.

Management anticipates that these actions and others to be taken by the Company will provide the opportunity for it to improve liquidity and possibly achieve profitability. However, there can be no assurance that any of these events will occur. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Intangible Assets

Intangible assets include software game titles. Intangible assets, excluding goodwill and Empire game titles are stated on the basis of cost and are amortized on a straight-line basis over estimated lives of three to ten years. Empire game titles are amortized over a five-year period based on weighted average expected sales from the date the title is launched. For titles that have not yet been launched as of December 31, 2008 a launch date was estimated to project future amortization.

Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise. Management periodically (at least annually) reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets. Should these cash flows not equal or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required. Through December 31, 2008, consumer demand for the Company’s software entertainment products remained intact. However, in the event that the global economic slowdown continues to worsen and a drop in demand for the Company’s products becomes evident, the Company may test these carrying values for impairment before the end of its fiscal year.

Forward-Looking Information

Certain statements in Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (refer to Part II, Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, expect as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The Company does, however, recognize market risk from interest rate and foreign currency exchange exposure.

SILVERSTAR HOLDINGS LTD - 10-Q

Interest Rate Risk

On December 31, 2008, the cash resources earned interest at variable rates. Accordingly, the Company’s return on these funds is affected by fluctuations in interest rates. The Company also has a portion of its debt that is tied to interest rates and, therefore, any increase in interest rates will have a negative effect on the Company’s interest payments. At December 31, 2008, the Company had two convertible notes outstanding with a combined balance of approximately $8.9 million. Interest on $1.4 million of these convertible notes is based on a floating rate equal to prime plus 1.5%. A hypothetical 100 basis point change in interest rates would result in an approximate $14,000 change in annual interest expense.

In addition to the convertible debentures the Company had a line of credit facility secured by certain receivables of which $1.7 million was outstanding at December 31, 2008. This line of credit accrues interest at a fixed annual rate of 15%. Therefore, this facility is not subject to interest rate fluctuations.

Empire has a line of credit secured by its receivables, inventory, real property and intangible assets. As of December 31, 2008, the amount outstanding under this facility was approximately $988,727. The line of credit accrues interest at an annual rate of 7%. A hypothetical 100 basis point change in interest rates would result in an approximately $9,000 change in annual interest expense.

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

The Company currently does not hedge its South African Rand exposure. At December 31, 2008, we had assets denominated in South African Rand of R7.88 million ($.832 million).

ITEM 4T.	CONTROLS AND PROCEDURES

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

Changes in Internal Controls

There have been no changes in the Company’s internal controls over financial reporting for the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

At the end of November 2008, the Company’s former Chief Financial Officer left to pursue other opportunities. The role of the full time financial officer has not been filled but is being assumed by the Company’s Chief Executive Officer. At present, the Company believes it has sufficient financial staff to ensure the effectiveness of its controls over financial reporting.

SILVERSTAR HOLDINGS LTD - 10-Q

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except as set forth below, there were no new material legal proceedings or material developments to the pending legal proceedings that have been previously reported in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. A full discussion of our pending legal proceedings is also contained in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements (Unaudited),” Note 10, of this Report.

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

There have been no material changes in the risks facing the Company as described in the Company’s Form 10-K for the year ended June 30, 2008 except as follows:

We may not be able to continue as a going concern or fund our existing capital needs.

In our Annual Report on Form 10-K, our independent registered public accounting firm has included an explanatory paragraph in their report on our 2008 financial statements related to the uncertainty of our ability to continue as a going concern. There is substantial doubt as to whether we will be able to continue as a going concern through the end of fiscal 2009 without access to additional working capital. There can be no assurance that we will be able to obtain additional funds during 2009 on satisfactory terms, or at all. If we cannot obtain sufficient additional financing, we believe we may have to cease operations. See also “Note 2 Going Concern” of the Notes to Condensed Consolidated Financial Statements of this report.

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

Our reporting currency is the US dollar. Historically, the Company’s foreign operations, including assets and liabilities and revenues and expenses, have been denominated in various currencies other than the US dollar, and we expect that our foreign operations will continue to be so denominated. As a result, the US dollar value of the Company’s foreign operations has varied, and will continue to vary, with exchange rate fluctuations. The Company has been, and is presently, primarily exposed to fluctuations in the exchange rate of the euro, British pound, pound sterling, South African Rand and Canadian dollar. A decrease in the value of any of these currencies relative to the US could reduce the Company’s profits from foreign operations and the value of the net assets of its foreign operations when reported in US dollars in its financial statements. This could have a material adverse effect on the Company’s business, financial condition or results of operations as reported in US dollars. In addition fluctuations in currencies relative to currencies in which the earnings are generated may make it more difficult to perform period-to-period comparisons of the Company’s reported results of operations.

SILVERSTAR HOLDINGS LTD - 10-Q

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The 2008 Annual Meeting of Stockholders of the Company (the “Annual Meeting”) was held on December 3, 2008.

(b)	See item 4 (c)(i) below.

(c)	The following matters were voted on at the Annual Meeting:

(i)	Proposal 1 – To elect five directors to serve until the next annual meeting of stockholders and the election and qualification of their respective successors:

Name of Director	Votes For Election	Authority to Vote Withheld
Michael Levy	13,021,087	1,548,338
Clive Kabatznik	13,347,912	1,221,513
Cornelius Roodt	13,129,737	1,439,688
Edward Roffman	13,113,687	1,455,738
Edward Bernstein	13,113,687	1,455,738

(ii)	Proposal 2 – To ratify the appointment of Rachlin, LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2009:

Votes For	Votes Against	Abstentions	Broker Non-Votes
13,648,718	688,158	232,549	0

(iii)

Proposal 3 – For purposes of complying with Nasdaq Marketplace Rule 4350(i)(1)(D), to authorize the Company to amend and restate each of the Company’s Amended and Restated 9% Secured Convertible Debentures in the aggregate principal amount of $7,500,000 due March 19, 2012 and related Warrants to purchase the Company’s common stock, in order that the conversion price of the Debentures and the exercise price of the Warrants can be changed to prices that are more commensurate with the Company’s current market price:

Votes For	Votes Against	Abstentions	Broker Non-Votes
4,855,474	863,025	42,452	8,807,475

SILVERSTAR HOLDINGS LTD - 10-Q

(iv)

Proposal 4 – To approve an amendment to the Company’s Memorandum of Association to effect a reverse stock split (consolidation) of the Company’s common stock at a split ratio of not less than one-for-two and not more than one-for-five and concurrently decrease the number of authorized shares of the Company’s common stock from 50 million to not less than 10 million and not more than 25 million, to be effective, if at all, at such time as the Company’s Board of Directors shall determined in its sole discretion:

Votes For	Votes Against	Abstentions	Broker Non-Votes
12,461,564	1,831,785	276,073	05

(v)

Proposal 5 – To approve an amendment to the Company’s Memorandum of Association to effect an increase to the number of authorized shares of the Company’s common stock, to be declared by the Company’s Board of Directors at any time prior to December 3, 2009, to an amount not to exceed 100 million pre-reverse stock split shares, the precise timing and increase to be determined by the Company’s Board of Directors in its sole discretion:

Votes For	Votes Against	Abstentions	Broker Non-Votes
12,126,351	2,203,351	245,718	05

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer/Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer/Chief Financial Officer

SILVERSTAR HOLDINGS LTD - 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date February 19, 2009

SILVERSTAR HOLDINGS, LTD.
/s/ Clive Kabatznik
Name:	Clive Kabatznik
Title:	Chief Executive Officer/Chief Financial Officer